Form 10-Q
period 1996-03-31
MENDELL DENVER CORP
filed 1996-07-24
CIK 827161

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1996
                                          --------------
                        COMMISSION FILE NUMBER 33-19598-D
                                               ----------

                           MENDELL-DENVER CORPORATION
             -------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


          COLORADO                                      84-0992908
- - - --------------------------------------------------------------------------------
State or other jurisdiction of               I.R.S. Employer Identification No.)
incorporation or  organization)

                1816 Cherokee Bluff Drive
                   Knoxville, Tennessee             37920-2220
- - - --------------------------------------------------------------------------------
         (Address of principal executive office)    (Zip Code)

Registrant's telephone number, including area code:  423-579-9525
                                                     ------------

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes_X_ No ___

The number of shares of the Registrant's $.001 par value common stock outstanding as of March 31, 1996, was 7,322,077.

                           MENDELL-DENVER CORPORATION

                                      INDEX

PART I                FINANCIAL INFORMATION                         PAGE
- - - ------                ---------------------                         ----

Item 1.               Balance Sheet:
                      March 31, 1996, 1995 and June 30, 1995         1

                      Statement of Operations:
                      Three Months March 31, 1996, 1995              3

                      Statement of Operations:
                      Nine Months March 31, 1996, 1995               4

                      Statement of Changes in Cash Flows:
                      Three Months March 31, 1996, 1995              5

                      Statement of Changes in Cash Flows:
                      Nine Months March 31, 1996, 1995               6

                      Notes to Financial Statements                  7

Item 2.               Management's Discussion and Analysis
                      of Financial Condition                        10
                      and Results of Operations

PART II               OTHER INFORMATION
- - - -------               -----------------
Item 1.               Legal Proceedings                             12

Item 2.               Changes in Securities                         12

Item 3.               Defaults Upon Senior Securities               12

Item 4.               Submission of Matters to a Vote of
                      Security Holders                              12

Item 5.               Other Information                             12

Item 6.               Exhibits and Reports on Form 8-K              12

PART I   FINANCIAL INFORMATION
- - - -------------------------------
Item 1.           Financial Statements



                           MENDELL-DENVER CORPORATION
                              Knoxville, Tennessee
                                 Balance Sheets
                                 as of March 31,

                                                   1996          1995
                                                   ----          ----
ASSETS:
Current Assets:
- - - --------------

Cash                                           $       558  $      1,076
                                              ------------- -------------

         Total Current Assets                  $       558  $      1,076
                                              ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
- - - -------------------
Accounts Payable                               $       -0-  $      4,164
Income Taxes Payable                                   -0-           -0-
                                              ------------- -------------

         Total Current Liabilities             $       -0-  $      4,164

Stockholders' Equity:
- - - --------------------
Preferred Stock, $0.01 Par Value; 1,000,000
         Shares Authorized, None Issued
Common Stock, $0.001 Par Value; 25,000,000
         Shares Authorized; 7,322,077
         Shares Issued and Outstanding              7,322         5,492
Retained Earnings (Deficit)                        (6,764)       (8,580)

         Total Stockholders' Equity                    558       (3,088)
                                              ------------- -------------

         Total Liabilities and
         Stockholders' Equity                  $       558  $      1,076
                                              ============= =============


                                       1

   The accompanying notes are an integral part of these financial statements.

                           MENDELL-DENVER CORPORATION
                              Knoxville, Tennessee
                               Balance Sheet as of
                                  June 30, 1995

ASSETS:
Current Assets:
- - - --------------

Cash                                                  $    2,084
Escrow Receivable                                          3,032
Income Tax Refund Receivable                               1,113
                                                      -----------

         Total Current Assets                              6,229
                                                      -----------

         Total Assets                                 $    6,229
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
- - - -------------------
Accounts Payable                                      $    2,345
                                                      -----------

Total Current Liabilities                                  2,345
                                                      -----------

Shareholders' Equity:
- - - --------------------
Preferred Stock - $0.01 Par Value
         1,000,000 Shares Authorized, None Issued
Common Stock - $0.001 Par Value,
         25,000,000 Shares Authorized;
         5,491,558 Issued and Outstanding                  5,492
Retained Earnings (Deficit)                              (1,608)
                                                      -----------

         Total Stockholders' Equity                        3,884
                                                      -----------

         Total Liabilities and Stockholders' Equity   $    6,229
                                                      ===========



                                       2

   The accompanying notes are an integral part of these financial statements.

                           MENDELL-DENVER CORPORATION
                              Knoxville, Tennessee
                             Statement of Operations
                      For the Three Months Ended March 31,

                                          1996                  1995
                                          ----                  ----
Revenues:
- - - ---------
Interest Income                     $           -0-      $            96
Tax Refund                                      -0-                8,076
                                    ----------------     ----------------

         Total Revenues                         -0-                8,172
                                    ----------------     ----------------

Expenses:
- - - ---------
General and Administrative Costs                584                8,255
                                    ----------------     ----------------

         Total Expenses                         584                8,255
                                    ----------------     ----------------

Profit/Loss from Operations         $          (584)     $           (83)
                                    ================     ================

Net Income (Loss) Per Common Share  $      (0.00008)     $      (0.00002)
                                    ================     ================

Weighted Average of Common
 Shares Outstanding                       7,322,077            5,491,558
                                    ================     ================

                           MENDELL-DENVER CORPORATION
                              Knoxville, Tennessee
                             Statement of Operations
                       For the Nine Months Ended March 31,

                                            1996                1995
                                            ----                ----
Revenues:
- - - ---------
Interest Income                       $              660     $              215
Tax Refund                                         3,333                  9,640
                                      -------------------    -------------------

         Total Revenues                            3,993                  9,675
                                      -------------------    -------------------

Expenses:
- - - --------

General and Administrative Costs                   6,206                 28,963
                                      -------------------    -------------------

         Total Expenses                            6,206                 28,963
                                      -------------------    -------------------

Profit/Loss from Operations           $           (2,213)    $          (19,288)
                                      ===================    ===================

Net Income (Loss) Per Common Share    $          (0.0003)    $           (.0035)
                                      ===================    ===================

Weighted Average of Common
Shares Outstanding                             7,332,077              5,491,558
                                      ===================    ===================

   The accompanying notes are an integral part of these financial statements.

                           MENDELL-DENVER CORPORATION
                              Knoxville, Tennessee
                             Statement of Cash Flows
                      For the Three Months Ended March 31,

                                                       1996             1995
                                                       ----             ----
Cash Flows From Operating Activities:
- - - ------------------------------------
Net Income (Loss)                                 $     (584)      $     (83)

Adjustments to Reconcile Net Income
         (Loss) to Net Cash Provided by
         Operating Activities:

Changes in Operating Assets and Liabilities:
         (Increase) Decrease in Taxes Payable              -0-             -0-
         (Increase) Decrease in Accounts Payable           -0-             -0-
         (Increase) Decrease in Escrow Receivable          -0-             -0-
                                                   ------------    ------------

         Net Cash Provided (Used) By
         Operating Activities                            (584)            (83)
                                                   ------------    ------------

Cash Flows From Investing Activities:
- - - ------------------------------------
         Net Cash Used By Investing Activities             -0-             -0-

Cash Flows From Financing Activities:
- - - ------------------------------------
         Net Cash Provided by Financing Activities         -0-             -0-
                                                   ------------    ------------

         Net Increase (Decrease) in Cash                 (584)            (83)

         Cash Beginning of Period                        1,142           1.159
                                                   ------------   ------------

         Cash End of Period                        $       558     $     1,076
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                           MENDELL-DENVER CORPORATION
                              Knoxville, Tennessee
                             Statement of Cash Flows
                       For the Nine Months Ended March 31,

                                                        1996             1995
                                                        ----             ----
Cash Flows From Operating Activities:
- - - ------------------------------------
Net Income (Loss)                                  $    (2,213)    $    (19,288)

Adjustments to Reconcile Net Income
        (Loss) to Net Cash  Provided
         by Operating Activities:

Changes in Operating Assets and Liabilities:
         (Increase) Decrease in Taxes Payable               -0-          (8,086)
         (Increase) Decrease in Accounts Payable         (2,345)            -0-
         (Increase) Decrease in Escrow Receivable         3,032             -0-
                                                    ------------   -------------

         Net Cash Provided (Used) By
         Operating Activities                           (1,526)         (27,374)
                                                    ------------   -------------

Cash Flows From Investing Activities:
- - - ------------------------------------
         Net Cash Used By Investing Activities              -0-             -0-

Cash Flows From Financing Activities:
- - - -------------------------------------
         Net Cash Provided by Financing Activities          -0-             -0-
                                                    ------------   -------------

         Net Increase (Decrease) in Cash                 (1,526)        (27,374)

         Cash Beginning of Period                         2,084          28,450
                                                    ------------   -------------

         Cash End of Period                         $       558    $     1,076
                                                    ============   =============

   The accompanying notes are an integral part of these financial statements.

                           MENDELL-DENVER CORPORATION
                              Knoxville, Tennessee
                          Notes to Financial Statements
                                 March 31, 1996

NOTE 1: Organization and Business
        -------------------------

        Mendell-Denver Corporation (the Company) was incorporated an July 22, 1985. The Company was formed for the purpose of acquiring, exploring and developing oil and gas properties.

NOTE 2: Summary of Significant Accounting Policies
        ------------------------------------------

        Oil and Gas Properties:
        ----------------------

        The Company followed the successful efforts method of accounting for its oil and gas activities. Under this method, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized and amortized ratably over the life of production from the related proved reserves. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling, both successful and unsuccessful development wells, are also capitalized and amortized ratably over the life of production from related proved reserves. Undeveloped properties are assessed periodically to determine whether the properties have been impaired, and when impairment occurs, a loss is recognized.

        Property acquisition costs for unproved oil and gas properties are initially capitalized. The acquisition costs for unproved properties are assessed at least annually, and if necessary, an impairment in value is recognized. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss. Costs of properties abandoned are expensed an date of abandonment.

        Statement of Cash Flows:
        -----------------------

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Interest paid for the year ended June 30, 1995 was -0-, June 30, 1994 was -0-, June 30, 1993, was $43,
June 30, 1992, was $1,925. Income taxes paid in the year ended June 30, 1995 were -0-, and June 30, 1994, were $14,116. No income taxes were paid in the years ended June 30, 1993, or 1992. Income taxes, including interest and penalties, paid in the quarter ended September 30, 1994, were $28,195.

NOTE 3:  Farmout Agreements
         ------------------

        In fiscal year 1992, some of the properties acquired by the Company were the result of farmout agreements including ones with stockholders of the Company. These agreements allow the Company to drill on properties without expending funds for the leasehold and provide the land or leasehold owner with certain royalty interests. If the Company does not begin drilling within a specified period of time, the agreements expire.

   The accompanying notes are an integral part of these financial statements.

NOTE 4:  Related Party Transactions
         --------------------------

        As mentioned previously, certain Company farmout agreements involve stockholders of the Company that have participated in the drilling of wells through turn-key arrangements.

NOTE 5:  Commitments and Contingencies
         -----------------------------

          None

NOTE 6:  Income Taxes
         ------------

        The Company has adopted the Statement of Financial  Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." Adoption of SFAS No. 109 is currently required for fiscal years beginning after December 15, 1992. Because there are no timing differences at June 30, 1995, there are no deferred assets or liabilities.

NOTE 7:  Stock Options
         -------------

        In fiscal years 1990 and 1989, the Board of Directors granted stock options to selected officers and directors to purchase shares of the Company's common stock. A summary of options granted and outstanding at June 30, 1990, follows:

             Date Granted       Number of Shares      Exercise Price
             ------------       ----------------      --------------

            April 1, 1989            500,000              $0.0625
            January 1, 1990         1,000,000             $0.0250

        On August 27, 1990, the above options were canceled by the Board of Directors, and 3,200,000 options with an exercise price of $0.01 per share were granted and are currently outstanding. For all options date, the exercise price exceeded the market value of the common stock as established by the Board of Directors at the date of grant; and therefore, no compensation was recorded. One of the officers has returned his options to the Company. The remaining two options for 2,660,000 shares and 50,000 shares had expired by June 30, 1992.

NOTE 8: Disclosures About Oil and Gas Producing Activities (Unaudited)
        --------------------------------------------------------------

        The reserve information is not presented for 1992 and later years because of the sale of the properties. The Company compiled the reserve information by adding actual production amounts back to a June 30, 1992, reserve report prepared by an outside engineering firm. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and gas reserves are the estimated quantity of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic -and operating conditions. Proved oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All proved reserves of oil and gas and the Company's activities were located entirely within the United States.

NOTE 9: Interim Adjustments
        -------------------

        There were no interim adjustments pursuant to Regulation S-X, Rule 10-01
(b) (8).

   The accompanying notes are an integral part of these financial statements.

                           MENDELL-DENVER CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Liquidity:
- - - ---------

        At March 31, 1996, the Company had. positive working capital of $558. This is accounted for by the payment of all Accounts Payable outstanding in the amount of $2,345 and the closing of the Escrow Account Receivable in the amount of $3,032.

        At March 31, 1995, the Company had negative net working capital of $(3,088). This is accounted for by Accounts Payable of $4,164 related to commitments regarding the Victor E. Goodhard well offset by $1,076 Cash. The decrease in Cash to $1,076 is primarily due to a refund of income taxes paid of $8,076 plus interest offset by General and Administration expenses of $8,255. Although the $4,164 appears as a liability there are sufficient funds in an escrow account at Corporate Stock Transfer, Inc., the Company's transfer agent, to cover all of the liability. The escrow account was set up to close the sale of the Company's oil and gas properties in 1992.

Capital Resources:
- - - -----------------

        Total Assets at March 31, 1996 were $558, which consisted solely of Cash.

        Total Assets at March 31, 1995, were $1,076, which consisted solely of Cash.

        The Company had no capital commitments at March 31, 1996, and was not actively pursuing additional drilling opportunities. The Company is in liquidation. All accounts have been paid. There are no employees. The Company will not undertake any operations in the future. The only obligations of the Corporation are the continuing expenses of stock transfer, accounting and SEC fees. The Company is a candidate for sale or merger.

Results of Operations
- - - ---------------------

        There was no revenue for the quarter ended March 31, 1996. The Company has no operations. All Tax Refunds applied for have been received at this date. No further applications for tax refunds are anticipated. There was no Interest Income as all Cash was consolidated into the non-interest bearing checking account. Cash balances were not of sufficient quantity to warrant the maintenance of two accounts. Revenue for the nine months ending March 31, 1996, was $3,993 consisting of $660 in Interest Income and a Tax Refund of $3,333.

        The only revenue for the quarter ended March 31, 1995, was Interest Income of $96 and an Income Tax Refund of $8,076. This is a increase of $7,631 from the same period in 1994 and is primarily attributable to the Income Tax Refund. The Company has no operations, Revenue for the nine months ending March 31, 1995, was $9,675, primarily attributable to the Income Tax Refund of $8,076.

        General and Administrative costs were $584 for the period ending March 31, 1996 and $6,206 for the nine month period of which $472 was stock transfer fees for the quarter and $687 for the nine months. Accounting fees amounted to $3,450 and SEC filing fees were $500 for the nine months.

   The accompanying notes are an integral part of these financial statements.

        General and Administrative costs were $8,255 for the period ending March 31, 1995 and $28,963 for the nine month period. The increase for the quarter and nine month period is primarily attributable to accounting and consulting fees. SEC accounting requirements are ongoing and consulting fees are incurred as management attempts to market the Company to those who may be interested in acquiring a public company.

        Net Loss from Operations was $(584) and $(2,213) for the quarter and nine month period, respectively. The loss is primarily accounted for by the lack of Interest Income and Tax Refunds, coupled with the ongoing expenses of audit, accounting and stock transfer fees.

        Net Loss from  operations  was $(83) and $(19,288) for the March,  1995,
quarter  and  nine  months,  respectively,   primarily  due  to  accounting  and
consulting fees.

   The accompanying notes are an integral part of these financial statements.

PART II  Other Information
         -----------------

Item 1.           Legal Proceedings
                  None

Item 2.           Change in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Other Reports on Form 8-K

                  (a)  Exhibits:

                       Exhibit 27 - Financial Data Schedule

                  (b)  Other Reports on Form 8-K:  None.

   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 1996

                                MENDELL-DENVER CORPORATION
                                         (Registrant)



                                /s/ Charles R. Rayman
                                -----------------------------------------------
                                Charles R. Rayman, Treasurer
                                Chief Financial Officer