Form 10-K405
period 1996-06-30
SUNLIGHT SYSTEMS LTD
filed 1996-09-26
CIK 827161

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20524

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended:  June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number:    33-19598-D

                             SUNLIGHT SYSTEMS, LTD.
             (Exact name of registrant as specified in its charter)

Nevada                                                        84-0992908
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification number)

820 S. Colorado Blvd., Denver, CO                                 80222
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  303-691-1900

Securities registered pursuant to Section 12(b) of the Act:   None

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON $0.001
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


         As of August 31, 1996, there were Nine Million, Sixty-Four (9,000,064) common shares outstanding, Two million, Five Hundred and Ninety-One Thousand, Forty-Two (2,591,042) of which were held by non-affiliates. No market existed as of that date for the common stock of the Registrant. Therefore, the aggregate market value of the non-affiliated common shares, as of that date, was approximately $0.00.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Financial Statements for the Company's fiscal year ended June 30, 1995, included in the Company's Annual Report on Form 10K, dated October 11, 1995.

                                     PART I

                                     ITEM 1.

                                    BUSINESS

(a)  General Development of Business
     -------------------------------

     Sunlight Systems, Ltd. (the "Company") is a Nevada corporation. It was formerly known as Mendell-Denver Corporation. The Company was incorporated on June 25, 1996 as a Nevada corporation in order to change the corporate domicile of the former Mendell-Denver Corporation, a Colorado corporation, and to effect a corporate reorganization with Mendell-Denver Corporation.

     On July 17, 1996, the Company became a wholly owned subsidiary of Mendell-Denver Corporation ("Mendell"). Pursuant to shareholder approval, Mendell merged into the Company on July 22, 1996, pursuant to the laws of the State of Nevada, with the Company being the surviving entity.

     As a result of the Merger, the Company exchanged one (1) share of its common stock for each five (5) shares of the issued and outstanding common stock of Mendell, on the effective date of the Merger. As a result of this exchange, the Company, as the surviving entity of the Merger, had Two Million, Ninety-Eight Thousand, Three Hundred and Twelve (2,098,312) shares issued and outstanding.

     Subsequent to the Merger, the Company issued an additional Six Million, Nine Hundred and One Thousand, Seven Hundred and Fifty-Two (6,901,752)
restricted shares to subscribers. As a result of both the Merger and the issuance of the additional restricted shares, the Company, as of the date of this Report has approximately Nine Million, Sixty-Four (9,000,064) shares issued and outstanding.

     Because of the material significance of events subsequent to the fiscal year ended June 30, 1996, the Company elected to obtain and provide herein Audited Financial Statements through August 31, 1996. See Financial Statements
Item 7 and Item 13 Certain Relationships and Related Transactions.

     From May 1, 1992 to June 30,1996, Mendell was essentially inactive and its activities were primarily devoted to "winding up" operations as a result of the sale of its oil and gas properties. The former Mendell operated, from its inception on July 22, 1985, as an independent oil and gas company engaged in the business of developing and producing crude oil and natural gas reserves in the United States, primarily in the Watenberg Field, Denver Julesburg Basin, Weld County, Colorado, until May 1,1992 when it sold all of its oil and gas properties and effectively ceased operations.

     Since the former Mendell has not been engaged in any significant, operational activities for the past three (3) years; and since the principal business activities of the Company, as described in this Item are materially different from the prior activities, any disclosure relating to the prior historical activities of Mendell is consider immaterial and irrelevant to an informed understanding of the Company and therefore, is omitted. Persons interested in such previous historical information should consult prior filings made by Mendell-Denver Corporation with the Securities Exchange Commission.

     In connection with the Merger, the Company also has elected new officers and directors. (See Item 10.)

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     The Company is involved in one industry segment and line of business, namely the sale and distribution of a skylight, known as the Sun Tunnel(R) in the natural lighting industry. The Sun Tunnel is primarily utilized in the residential housing industry. (See Narrative Description of Business and Financial Statements.)

(c)(1) Narrative Description of Business
       ---------------------------------

     The Company's principal business is the marketing and sale of a skylight, known as the Sun Tunnel(R). The Company has two (2) Dealer Agreements with Sun Tunnel Systems, Inc., a California corporation. The Company's Dealer Agreement for the State of Colorado covers the counties of Larimer, Boulder, Jefferson, Weld, Adams, Arapahoe, Douglas, El Paso, Fremont, Pueblo, Pitkin, Eagle, Summit and Lake. The Company's Dealer Agreement for the State of Nevada, relates to Clark County, Nevada, in which Las Vegas is located.

     The counties in the states of Colorado and Nevada covered by the Company's Dealer Agreements demographically contain the largest concentration of the population of these two states. Accordingly, the Company considers these Dealer Agreements to have considerable value.

     The Company also has a Distributorship Agreement with Sun Tunnel, Inc. for the states of Indiana, Illinois, Ohio and Michigan. The Distributorship Agreement covers a four state area which contains, to the knowledge of Management, the single largest population concentration in the United States. Accordingly, the Company considers this Distributorship Agreement to be beneficial to its business activities.

     The Company's business activities to date have been largely organizational. Following its acquisition of the Dealer and Distributorship Rights, the Company has spent the last several months retaining marketing and sales personnel, locating and opening sales offices, planning marketing strategies and acquiring the equipment and inventory necessary to suitably conduct business. (For further information relating to the Company's facilities, see Item 2 Properties.)

     The Company has initiated an aggressive marketing and advertising campaign and expects, based upon preliminary indications, that its product will receive a favorable market response.

     The Company's activities to date have only generated limited sales of approximately $2,278.00.

     (i) The Principal Products Produced and Services Rendered
         -----------------------------------------------------

     The Company is currently marketing only one product line in both it's Dealer and Distributorship offices.

     The Company's "Sun Tunnel(R)" product is a circular skylight, utilizing the patented "Flexi-Tube", which was developed, designed and is manufactured by Sun Tunnel Systems, Inc. The Company has no patent rights or licenses relating to the product.

     The skylight is an uncomplicated product consisting of: a transparent UV-stabilized grade 1 acrylic dome, mounted using double sealed roof flashing, on the roof of the house, which is then connected to either a fourteen or twenty inch diameter tube made from Sola-Film, a highly reflective, ultra-violet-proof, quadruple laminate, that is routed through the attic and around attic obstructions, if any, and then connected to a prismatic acrylic diffuser, which is mounted in the ceiling of the room where the light is desired. The product, can be installed within two to three hours by a trained employee. The Company currently has five (5) individuals trained to install the skylight. Any qualified roofer or contractor, with minimal instruction, can be quickly trained to properly install the skylight.

     The product is designed to fit into standard rafter spacing. The double sealed roof flashing combined with its circular design provides for a water tight installation on any roof type. Because it eliminates the need for such costly procedures as: framing, drywall, painting and texturing, the product can be installed at far less cost than a traditional skylight.

     The Company is currently marketing two different size products. There is the fourteen inch diameter Series 350 Model and the twenty inch diameter Series 500 Model skylight available. The fourteen inch model is designed for usage in older homes, where there is less space between rafters, in order to eliminate substantial alteration of the roof and rafters. The twenty inch model is designed to be applied to current housing designs where there is a typical twenty inch spacing between rafters. The product can be installed in any style of roof, whether roofed with composite or cedar shake shingles or clay or steel tile.

     The Manufacturer represents, that when the unit is properly installed, due to its circular design it is leakage proof. The historical experience of the manufacturer, based upon approximately Fifteen Thousand (15,000) units installed in the United States to date, has indicated insignificant complaints relating to leakage.

     The Company primarily concentrates its sales efforts on firms already in the residential construction industry, primarily roofers and general contractors. These firms already have available the skilled personnel, necessary equipment, contacts and the public recognition, which are conducive to sales. The Company does not intend to sell its product primarily to the general public as a retail item. The policy decision has been made that this would not be advantageous, since persons lacking the proper skills may not install the product properly, thereby causing complaints and dissatisfaction, which could eventually create a negative image for the Company and its product.

     The Company's promotional activities are largely devoted to: advertising in the public media, heavy attendance at home and residential improvement trade shows, state and local fairs, construction industry conventions, seminars and other similar types of organized activities.

     (ii)     Sources and Availability of Raw Materials
              -----------------------------------------

     The Company is currently supplied its products by the Manufacturer. The Company, as a distributor, also has the prerogative of assembling and purchasing the components of the skylight from the manufacturer. The Company's Distributorship Office in Indianapolis is equipped to and is assembling inventory, which it purchases from the Manufacturer. The office is equipped to assemble approximately Four Hundred (400) fourteen inch and Two Hundred (200) twenty inch units. The materials from which the product is constructed are readily available from numerous sources throughout the United States. The
Company does not anticipate experiencing or encountering any substantial difficulty relating to the sources or availability of materials with which to conduct its primary business operations.

     (iii)    Patents, Trademarks, Licenses, Franchises and Concessions Held
              --------------------------------------------------------------

     The Company has no intellectual property rights relating to its product. As previously stated, it does have in full force and effect two Dealer Agreements and one Distributorship Agreement. The Manufacturer of the product, Sun Tunnel Systems, Inc., has the intellectual property rights to the Sun Tunnel System. The Company does have the right pursuant to its Dealer and Distributorship Agreements to utilize the name Sun Tunnel in its advertising and promotional materials.

     The name "The Sun Tunnel(R)" is a registered trademark of Sun Tunnel Systems, Ltd. The flexible tubing which connects the roof dome and the prismatic diffuser, is patented under United States Patents No. 4, 339, 900 and 5,435,780.

     In addition, the product has received ICBO approval, No. ER-5185.

     (iv)     Seasonal Nature of Business
              ---------------------------

     The business of the Company is not deemed to be significantly seasonal in nature. The installation of the product on a roof obviously cannot be done in adverse weather conditions. However, it can be accomplished under less than optimum weather conditions due to the installation method. However, in those geographic regions of the United States where the winter months may limit sales and installation of the Company's product, management believes such limitation will be offset by sales and installations made in other geographic areas of the United States where winter/seasonal weather has no significant influence on construction.

     (v)      Working Capital Items
              ---------------------

     The Company is not required to carry significant amounts of inventory in order to meet rapid delivery requirements for customers or to ensure itself of a continuous allotment of goods from suppliers or any other special practices relating to working capital items.

     (vi)     Major Customers
              ---------------

     The Company is not dependent upon any one or a few specific customers, where the loss of any one or more would have an adverse material effect on the Company. The Company's customer base consists mainly of firms engaged in the roofing and construction business in the United States. Based upon information published by the Chamber of Commerce, the United States Government and Industry Sources, there are approximately Twenty-Seven Thousand, Five Hundred and Sixty-Nine (27,569) roofing firms in the United States and Five Hundred and Seventy-Two Thousand, Eight Hundred and Fifty-One (572,851) construction companies in the United States which are potential customers of the Company. In the Company's geographic areas, covered by its Distributorship and Dealer Agreements, the Company estimates that there are approximately Ninety-Nine Thousand, Eight Hundred and Thirty-Nine (99,839) firms engaged in the roofing/construction business, which are prospective customers. The Company is currently negotiating a large contract with one of the principal home builders in Las Vegas, Nevada.

     (vii)    Renegotiation or Termination of Government Contracts
              ----------------------------------------------------

     No portion of the Company's business, in its current state, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     (viii)   Competitive Conditions
              ----------------------

     The Company is engaged in a narrow segment of the construction and home improvement industry. The Company is a one product company and therefore is subject to all of the risks inherent in a company focusing on one product.

     There are other competitors offering similar products to the public. The primary competitors to the knowledge of the Company is Sola-Tube, Inc. and Flextube, Inc. The Company encounters competition for its skylight with custom-made skylights, which must be installed by highly skilled carpenters. There is no assurance that other products may not be introduced in the future into the market which would be directly competitive with the Company.

     The Company believes its chief competitive advantages over existing products in the market consist of: the patented flexible tubular design of its unit, its pricing, the ease and efficiency of installation and when properly installed, its virtually leak proof design. Further, the Company is attempting to distinguish itself from competitors by responsive service and customer satisfaction guarantee, if there is any product complaint originating from the customers.

     The Manufacturer, provides a certificate, upon installation, to each customer, furnishing a seven (7) year warranty against manufacturing defects, rust, corrosion and deterioration.

     (ix)     Research and Development Activities
              -----------------------------------

     The Company does not engage in any research and development activities and does not contemplate engaging in such activities in the future.

     (x)      Environmental Compliance
              ------------------------

     The Company in its business is not subject to any federal, state and local material provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment which require capital expenditures or which would have an impact on the earnings or competitive portion of the Company.

     (xi)     Employees
              ---------

     As of August 31, 1996, the Company has eight (8) employees. These employees consisted of Patricia E. Johnston, President and Chief Executive Officer of the Company, and other managerial persons staffing the Denver, Las Vegas and Indianapolis offices. The Company also hires on a part-time basis, personnel to install its product when and as required. The Company pays such personnel prevailing industry rates for equivalent labor and skills.

(d) Financial Information About Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

    The Company does not have sales to customers outside of the United States.

                                     ITEM 2.

                                   PROPERTIES

Office Facilities
- -----------------

     The principal executive offices of the Company are located at 820 S. Colorado Blvd., Denver, Colorado 80222. The phone number for such offices is 303-691-1900. These premises are leased pursuant to a Sublease Agreement, dated July 1, 1996 with an independent unaffiliated third party. The monthly rental is $1,000.00 per month. The term of the Sublease is for three (3) years and eight
(8) months beginning July 1, 1996 through February 28, 2000. These premises are deemed suitable for the Company's present plans.

     The Company also has offices, show rooms and storage facilities leased in the cities of Indianapolis, Indiana and Las Vegas, Nevada. The facility in Indianapolis is located at 5330 West 38th Street, Indianapolis, Indiana 46254, the phone number is 888-899-7869. This facility is located in space rented under a three (3) year Lease Agreement dated July 15, 1996 and expiring July 14, 1999, at a monthly rent of $1,666.33 per month. These facilities are considered sufficient for the business purposes of the Company at this time.

     The facility in Las Vegas is located at 5617 S. Valley View, Las Vegas, Nevada 89118, the phone number for such office is 702-740-4500. This office is located in space leased under a one (1) year Lease Agreement commencing August 1, 1996 until September 1, 1997, at a monthly rental of $575.00 per month. These facilities are considered suitable for the business purposes of the Company at this particular time.

                                     ITEM 3.

                                LEGAL PROCEEDINGS

     No legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owners of record or beneficially of more than 5% of the common stock) to Management's knowledge, is a party or to which the property of the Company is subject, is pending and no such proceedings are known by Management of the Company to be contemplated.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no meetings of security holders during the period covered by this report.

     The shareholders of the former Mendell-Denver Corporation and Mendell-Denver Corporation as the sole shareholder of the Company prior to the Merger, described in Item 1 convened a meeting on July 18, 1996 to vote upon or consent to the Merger. The Merger was approved by the necessary vote and consent of the shareholders of both corporations.

                                     PART II

                                     ITEM 5

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company has only recently been approved for trading and consequently trading activity is extremely limited. The Company's common stock is traded on the NASDAQ Bulletin Board, under the symbol "SUNY". While a limited market did exist for the Company's common stock under its former name of Mendell-Denver Corporation, it was so insignificant as to not be a true market. Accordingly, any information relating to former market activity is deemed immaterial and irrelevant.

     The Company has paid no dividends on its common stock and does not expect to pay dividends in the foreseeable future. All revenues received by the Company will be reinvested into the business.

     As of August 31, 1996, the Company had eighty-one (81) record shareholders of the Nine Million, Sixty-Four (9,000,064) shares of its common stock.

                                     ITEM 6

                             SELECTED FINANCIAL DATA


                              1996          1995           1994          1993
                              ----          ----           ----          ----

For the year:
Oil and gas sales             $-0-          $-0-           $-0-          $-0-
Earnings (loss)              (3,577)      (12,316)       (33,320)       54,956
Earnings  (loss)
  per  common share          (.0007)       (.0022)        (.0061)          .01

At June 30:
Total Assets                  $407         $ 6,229       $28,450        $83,486
Stockholders' Equity           407           3,884        16,200        49,520
Working Capital                 $            3,884        16,200        49,520

The Company has no long term debt.


ADVISORY NOTE

     For purposes of Items 6 and 7, financial information for the fiscal year ended June 30, 1995 and prior years can be obtained from the Financial Statements which have been incorporated herein by reference, see Cover Page.

                                     ITEM 7

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          (See Advisory Note in Item 6)

Fiscal Year 1996 Compared to Fiscal Year 1995.
- ---------------------------------------------

(a)  Liquidity.
     ---------

     At June 30, 1996, the Company had positive working capital of $407.00. This positive position is accounted for by the receipt of option revenue, interest income and a tax refund. At June 30, 1995, the Company had a positive working capital of $3,884.00. This position was accounted for by the receipt of severance payments in 1994 in the amount of $2,084.00

     Cash  Flow  from   Operations  was  ($1,777.00)  in  1996  as  compared  to
($26,366.00) in 1995.

(b)  Capital Resources.
     -----------------

     Total assets of the Company as of June 30, 1996 were $407.00 as compared to $6,279.00 at June 30, 1995. The decrease in the assets reflects the further discontinuance of the Company's oil and gas operations.

     Stockholder's equity of $407.00 at June 30, 1996, as compared to stockholder's equity of $3,884.00 at June 30, 1995, is accounted for by continuing operational losses. The Company had no capital commitments at June 30, 1996. The Company was continuing to liquidate and close its corporate affairs as of June 30, 1996.

(c)  Results of Operations.
     ---------------------

     The Company had no revenues from the sale of oil and gas for the fiscal year ended June 30, 1996. Revenues as previously mentioned were derived from option revenues, interest income and a tax refund. The funds realized from such revenues were used to pay general administrative costs and to fund the buy-out of an option. Total expenses were $12,570.00 resulting in a net loss for the fiscal year ended June 30, 1996 of ($2,464.00).

     At June 30, 1996, the Company had substantially finished the discontinuation of its oil and gas activities. There were no Production Costs in 1996. There was no Depreciation, Depletion and Amortization Expense in 1996, since the Company owned no oil and gas properties, real estate of any type, furniture or equipment.

Fiscal Year 1995 compared to Fiscal Years 1994 and 1993.
- -------------------------------------------------------

(a)  Liquidity.
     ---------

     At June 30, 1995, the Company had positive net working capital of $3,884.00. This positive position was accounted for by the receipt of severance payments in 1994 to $2,084.00 in 1995. The decrease in Cash of $26,366.00 was primarily attributable to the payment of Income Taxes Payable, and the expenses of liquidation, including but not limited to accounting and consulting fees. The Escrow Receivable is related to the settlement and closing of the Escrow account set up as a result of the sale of Mendell's oil and gas properties to Prima Oil and Gas in 1992. Accounts Payable of $2,345.00 relates to commitments now resolved regarding the Escrow Account and the Victor E. Goodhard Well. Income Tax Refund Receivable relates to the carryback of the Company's net operation loss to prior years and subsequent filing of an amended return. At September 30, 1994, all income taxes had been paid.

     Cash flow from operations was ($26,366.00) in 1995.

(b)  Capital Resources.
     -----------------

     Total Assets at June 30, 1995, were $6,229.00, which consisted of Cash, the Escrow Receivable and income Tax Receivable offset by Accounts Payable of $2,345.00. At July 14, 1995, the Escrow Receivable had been received and the Accounts Payable had been paid.

     Stockholder's Equity decreased form $16,200.00 in 1994 to $3,884.00 in 1995. Most of the decrease was a result of a Net Loss of $12,316.00 for the fiscal year 1995 reflected in Retained Earnings.

     The Company had no capital commitments at June 30, 1995. The Company had continued with plans to liquidate and market its corporate structure to interested investors.

(c)  Results of Operations.
     ---------------------

     Revenues from the sale of oil and gas was -0- for the years ended June 30, 1995, 1994, and 1993 due to the sale of all of the Company's oil and gas properties in May of 1992.

     The Company did not drill or complete any wells in 1995, 1994 or 1993.

     Interest Income decreased to $385.00 in 1995 versus $2,274.00 in 1994 and $3,354.00 in 1993 reflecting smaller cash balances as a result of the sale of all of the Company's oil and gas properties, subsequent dividend and liquidation expenses.

     Miscellaneous Income in 1993 was $88,015.00,  $485.00 in 1994 and $6,487.00
in 1995. The increase in 1995 from 1994 was primarily attributable to the receipt of severance and income tax refunds. The large Deposit's used in lieu of surface damage and plugging bonds required by the State of Colorado and refunds of conservation, severance and al valorem taxes. The receipt of the refunds was accounted for as a decrease in Miscellaneous Income in 1994 to $485.00 reflects the fact that all refunds from the State of Colorado had been received by June 30, 1993.

     There were no Production Costs in 1996, 1995, 1994 or 1993 due to the sale of the properties in 1992.

     There was no Depreciation, Depletion and Amortization Expense in 1995, 1994 or 1993 as the Company owned no oil and gas properties, real estate, furniture or equipment.

     General and Administrative costs declined to $16,332.00, in 1995 and $43,194.00 in 1994. Payment of most state and federal income taxes occurred in 1994. Audit and accounting fees declined by over fifty percent (50%) due to the lessening of transactions and the simplification of financial statements as a result of the liquidation. Part of the increase in 1994 to $43,194.00 from $21,112.00 in 1993 is attributable to significant accounting fees for data processing, audit and tax consulting services, and income taxes paid in addition to liquidation expenses.

     Interest Expense of $3,969.00 in 1995 was primarily related to income taxes paid. There was no interest expense in 1994 or 1993.

     Average finding costs in 1995, 1994 and 1993 were not calculated as Company did not complete any wells in those years.

     The Net Loss 1995 of $12,316.00 was primarily attributable to General and Administrative Costs of $16,332.00, plus the Interest Expense related to income taxes of $3,969.00 being offset only by Miscellaneous Income consisting of refunds of taxes and a small amount of Interest Income totaling $6,872.00. Since the Company ceased oil and gas operations in 1992, there was no revenue from operations. The Net Loss in 1994 amounted to $33,320.00. There was no oil and gas income in 1994 and lower Interest Incomes coupled with the increase in General and Administrative costs of $22,082.00 caused the loss. Net Income in 1993 amounted to $54,956.00. With the absence of Oil and Gas revenue in 1993, the only income was Interest Income of $3,254.00 and Miscellaneous Income of $88,015.00. As stated previously, Miscellaneous Income consisted of maturing CD's used in lieu of bonds and refunds of conservation , severance and ad valorem taxes. Interest Income declined by $3,905.00 as a result of having substantially less cash as a result of the sale of Mendell's oil and gas properties, subsequent dividend distribution and transfer of tax accounts to Prima Oil and Gas, the purchaser.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             SUNLIGHT SYSTEMS, LTD.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page

Independent Auditors' Reports                                        F-1

Table of Contents                                                    F-1.01

Balance Sheets - August 31, 1996 and June 30, 1996                   F-2

Statements of Operations - For the Two Months Ended August 31, 1996
                           and For the Year Ended June 30, 1996      F-3

Statements of Changes in Stockholders' Equity -
                           For the Two Months Ended August 31, 1996
                           and For the Year Ended June 30, 1996      F-4

Statements of Cash Flows - For the Two Months Ended August 31, 1996
                           and For the Year Ended June 30, 1996      F-5, F-6

Notes to Financial Statements                                        F-7 to F-12


                           The schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information required is in the financial statements or footnotes.

                           The Company's Financial Statements, for the fiscal year ended June 30, 1995 and prior years are in the Company's Annual Report on Form 10K, dated October 11, 1995 and have been incorporated herein by reference. See Cover Page.

                           LARRY O'DONNELL, CPA, P.C.

Office 745-4545                                                           Office
Residence 755-7182                            2851 South Parker Road, Suite 1040
                                                          Aurora, Colorado 80014

                                                                       Residence
                                                       2383 South Sedalia Circle
                                                          Aurora, Colorado 80013
Board of Directors
Sunlight Systems, Ltd.
Denver, Colorado

                          Independent Auditor's Report

I have audited the accompanying balance sheet of Sunlight Systems Ltd. as of August 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the two months then ended and the accompanying balance sheet of Mendell-Denver Corporation as of June 30, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing their accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a resonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunlight Systems, Ltd. as of August 31, 1996 and the results of its operations and its cash flows for the two months then ended and the financial position of Mendell-Denver Corporation as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Larry O'Donnell, CPA, P.C.

September 14, 1996

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                              Financial Statements
                          August 31 and June 30, 1996

                               Table of Contents


                                                                     Page

Independent Auditors Report                                          F-1

Financial Statements

   Balance Sheets                                                    F-2
   Statement of Operation                                            F-3
   Statements of Changes in Stockholder's Equity                     F-4
   Statement of Cash Flows                                    F-5 to F-6

Notes to Financial Statements                                 F-7 to F-12





                                     F-1.01

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                                 Balance Sheets

                                     Assets
                                                         August 31,    June 30,
                                                            1996         1996
Current assets
         Cash ........................................   $   56,997     $  407
         Accounts receivable .........................          636
         Stock subscriptions note receivable                 87,233
         Inventory ...................................       92,361
         Prepaid expenses ............................          638
                                                         ----------     ------
         Total current assets ........................      237,865        407
                                                         ----------     ------
 Property and equipment, net of
         accumulated depreciation of $2,163 ..........       67,320
                                                         ----------

Other assets
         Investment in oil and gas properties ........      300,000
         Available for sale securities of
             Energy Corporation common stock,
                 Restricted ..........................      500,000
                 Unrestricted, including allowance for
                  increase in market value of $13,891       263,891
         Start-up costs, net of accumulated
              amortization of $1,021 .................       29,606
         Dealer and distributor costs, net of
              accumulated amortization of $1,667 .....       28,333
         Deposits ....................................        4,590
                                                         ----------     ------

                                                          1,126,420        407
                                                         ----------     ------
                                                         $1,431,605     $  407
                                                         ==========     ======

                       See Notes to Financial Statements

                      Liabilities and Stockholders' Equity

                                                         August 31,    June 30,
                                                           1996          1996
Current liabilities

       Accounts payable ...............................   $ 20,761
       Loan payable ...................................     35,129
       Payroll and sales taxes ........................      4,725
                                                          --------

       Total current liabilities ......................     60,615
                                                          --------

Commitments

Stockholder's equity
Sunlight Systems, Ltd. ................................
       Preferred stock, $.0001 par value
         5,000,000 shares authorized, none issued
       Common stock, $.0001 par value
         45,000,000 shares authorized, 9,000,064
         issued and outstanding .......................       900
       Additional paid in capital 1,439,509
       Unrealized gain on securities
         available for sale............................     13,891
       Accumulated deficit ............................    (83,310)

Stockholders' Equity
Mendell-Denver Corporation
       Preferred stock, $0.01 par value,
         1,000,000 shares authorized, none issued
       Common stock, $0.001 par value,
         25,000,000 shares authorized, 10,471,558
         shares issued and outstanding ................                $ 5,592
       Accumulated deficit ............................                 (5,185)
                                                                       -------
                                                         1,370,090         407
                                                        ----------     -------
                                                        $1,431,605     $   407
                                                        ==========     =======

                       See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                            Statements of Operations



                                               Two Months
                                                   Ended        Year Ended
                                              August 31, 1996   June 30, 1996

Sales ......................................   $     2,278
Cost of sales ..............................         1,202
                                               -----------

Gross Profit ...............................         1,076

Revenues ...................................                  $     8,993

General and administrative expenses ........        84,326         12,570
                                               -----------    -----------

Net  loss ..................................   $   (83,310)   $    (3,577)
                                               ===========    ===========
Net loss per common share ..................       ($.0093)       ($.0007)
                                               ===========    ===========
Weighted average number of common
     shares outstanding ....................     9,000,064      5,491,558
                                               ===========    ===========













                       See Notes to Financial Statements

                            Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                  Statement of Changes in Stockholders' Equity

                                                    Sunlight Systems, Ltd.                        Mendell-Denver Corporation
                                      ------------------------------------------------------  --------------------------------
                                        Common Stock      Paid-In    Gain On    Accumulated      Common Stock     Accumulated
                                      Shares     Amount   Capital   Securities   Deficit      Shares    Amount     Deficit
                                    ---------- --------  ---------  ----------  -----------  ---------  -------   -----------
Balance, June 30, 1995 ..........                                                             5,491,558  $5,492    ($1,608)

Sale of common stock ............                                                             5,000,000     100

Net loss for the year ended
   June 30, 1996 ................                                                                                   (3,577)
                                                                                             -------------------------------
Balance, June 30, 1996 ..........                                                            10,491,558   5,592    ($5,185)

Exchange of Mendell-Denver
   Corporation stock for
   Sunlight Systems, Ltd. .......
   stock at 5 for 1 .............  2,098,312    $210    $      197                          (10,491,558) (5,592)     5,185

Issuance of common stock
   for cash and other property ..  6,901,752     690     1,439,312

Net loss for two months ended
   August 31, 1996 ..............                                              (83,310)

Unrealized gain on securities ...                                    13,891
                                  ----------------------------------------------------     --------------------------------
Balance, August 31, 1996 ........  9,000,064    $900    $1,439,509  $13,891   ($83,310)              $0         $0       $0
                                  ====================================================     ================================





                        See Notes to Financial Statements

Sunlight Systems, Ltd.
(Formerly Mendell-Denver Corporation)
Statements of Cash Flows

                                                Two Months
                                                   Ended        Year Ended
                                              August 31, 1996   June 30, 1996
Cash flows from operating activities
Net loss ....................................    $(83,310)      $  (3,577)
Adjustments to reconcile net loss
     to net cash from operating activities:
         Depreciation and amortization ......       4,851
Change in assets and liabilities:
     (Increase) decrease in:
         Accounts and escrow receivable .....        (636)          3,032
          Inventory .........................     (92,361)
            Prepaid expenses ................        (638)
            Deposits ........................      (4,590)
            Income tax refunds receivable ...       1,113
     Increase (decrease) in:
            Accounts payable ................      20,763          (2,345)
          Payroll and sales taxes ...........       4,725
                                                ---------       ---------
Net cash used by operating activities .......    (151,196)         (1,777)
                                                ---------       ---------
Cash flows from investing activities
     Purchase of property and equipment .....     (69,483)
     Purchase of distribution and
       dealerships ..........................     (30,000)
     Increase in start-up costs .............     (30,627)
                                                ---------
Net cash used by investing activities .......    (130,110)
                                                ---------
Cash flows from financing activities
     Proceeds from sale of common stock .....     302,767             100
     Increase in loan  payable ..............     (35,129)
                                                ---------       ---------
Net cash flows from financing activities ....     337,896             100
                                                ---------       ---------
Net increase in cash flows ..................      56,590          (1,677)

Cash, beginning .............................         407           2,084
                                                ---------       ---------
Cash, ending ................................   $ 56,997        $     407
                                                =========       =========

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                      Statements of Cash Flows (continued)


                                                      Two Months
                                                        Ended      Year Ended
                                                  August 31, 1996  June 30, 1996

Supplemental disclosure of cash flow information
  Cash received during the period for:
        Income taxes ..............................                 $  1,113
                                                                    ========

Noncash investing and financing activities:
  Assets acquired by issuance of
     common stock:
        Stock subscription note receivable ........   $ 87,233
        Investment in oil and gas property ........   $300,000
        Marketable equity securities of
            Energy Corporation ....................   $750,000






















                       See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                         Notes to Financial Statements


1. Organization, Business and Merger of Mendell-Denver Corporation with Sunlight Systems, Ltd.

         Mendell-Denver Corporation (Mendell) was formed on July 22, 1985 for the purpose of acquiring, exploring and developing oil and gas properties. On May 1, 1992, Mendell sold all of its interests in oil and gas properties and has since had no business operations.

         Sunlight Systems, Ltd. (Sunlight) was formed on June 22, 1996. On July 17, 1996 it became a wholly-owned subsidiary of Mendell. Mendell was merged with and into Sunlight with Sunlight being the surviving corporation . Shareholders of Mendell received one common share of Sunlight for five shares of Mendell.

         Sunlight is a dealer in Colorado and Nevada and a distributor in Illinois, Ohio, Michigan and Indiana of skylights manufactured or imported by Sun Tunnel Systems, Inc.

2.       Significant Accounting Policies

         Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost. Inventories consist of skylights and components.

         Property and Equipment - Property and equipment are carried at cost. Major additions and betterments are capitalized while replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expenses. When property is retired or otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in operations.

         Depreciation and amortization of property and equipment are calculated on the straight-line method over the estimated useful lives of three to seven years.

         Intangible Assets - Intangible assets subject to amortization include start-up costs and dealer and distributor costs. Start-up costs are being amortized on a straight- line basis over five years. Dealer and distributor costs are being amortized over the life of the dealer and distributor agreements of three years.

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                   Notes to Financial Statements (continued)


2.       Significant Accounting Policies (continued)

         Investment in Marketable Securities - The Company classifies its marketable equity securities as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair value unless they are restricted from trade. Restricted securities are carried at cost. Realized gains and losses, determined using the first-in, first-out method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity.

         Oil and Gas Properties - The Company followed the successful efforts method of accounting for its oil and gas activities. Under this method, costs associated with the acquisition, drilling, and equipping of successful exploratory wells are capitalized and amortizated ratably over the life of production from related proved reserves. Geological and geophysical costs, delay rentals, and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling, both successful and unsuccessful development wells, are also capitalized and amortized ratably over the life of production from related proved reserves. Undeveloped properties are assessed periodically to determine whether the properties have been impaired, and when impairment occurs, a loss is recognized.

         Property acquisition costs for unproved oil and gas properties are initially capitalized. The acquisition costs for unproved properties are assessed at least annually, and if necessary, an impairment in value recognized. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss. Costs of properties abandoned are expensed on the date of abandonment.

         Loss Per Common Share - Loss per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods.

         Cash Equivalents - For purposes of reporting cash flow, the Company considers cash and certificates of deposit with original maturity of three months or less to be cash equivalents.

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                   Notes to Financial Statements (continued)

2.       Significant Accounting Policies (continued)

         Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related when there are differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       Property and equipment
                                              August 31,
                                                 1996

         Vehicles                              $51,346
         Office furniture and equipment          9,434
         Leasehold improvements                  8,703
                                               -------
                                                69,483
         Less accumulated depreciation           2,163
                                               -------
                                               $67,320
                                               =======
4.       Investment in Energy Corporation

         The Company owns One Hundred and Sixty-Six Thousand, Six Hundred and Sixty Seven (166,667) restricted shares of Energy Corporation. Energy Corporation is a public company whose stock, as a result of it's decision to implement a voluntary Plan of Liquidating Dissolution, is not currently trading. As a result of the sale of all it's assets to Intercell Corporation (NASDAQ;INCE) on July 7, 1995, Energy Corporation received Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty Five (5,412,355) restricted shares of Intercell Corporation in exchange for such assets. Energy Corporation and Intercell Corporation have agreed to register and distribute to the shareholders

                             Sunlight Systems, Ltd.
                     (formerly Mendell-Denver Corporation)
                         Notes to Financial Statements


4.       Investment in Energy Corporation (continued)

         of Energy Corporation the Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty-Five (5,412,355) shares held by Energy Corporation. All beneficial owners of common stock of Energy Corporation, as of July 8, 1996 will be entitled, over a three (3) year period, in six (6) equal, installments, payable in January and April of each year commencing 1997 through 1999, to receive for each share of Energy Corporation such holder owns, one (1) registered share of Intercell Corporation. Intercell Corporation is currently preparing the Registration Statement for filing with the Securities and Exchange Commission.

         Unrealized gains and losses of marketable securities available for sale as of August 31, 1996 are as follows:
                                                              Gross
                                                             Realized    Fair
                                         Shares      Cost     Gains     Value

         Shares with restrictions
           lasting more than one year    111,111   $500,000   $27,777   $527,777

         Shares with restrictions
           lasting less than one year     55,556   $250,000   $13,891   $263,891

         The unrealized gain on shares with restrictions lasting for more than one year is not being recognized in the financial statements.

5.       Operating Lease Commitments

         The Company leases its office, warehouse and assembly facilities in Colorado, Nevada and Indiana under noncancellable operating leases through February, 2000. The leases generally require the Company pay for insurance, common area maintenance and utilities. Two of the leases include annual adjustments to reflect increases in the consumer price index. Rent expense for the period ended August 31, 1996 was $4,800.

         Future minimum lease payments for each of the years ended June 30 are as follows: 1997 $29,000; 1998 $29,000; 1999 $28,000; 2000 $11,000.

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                   Notes to Financial Statements (continued)


6.       Income Taxes

         Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and unrealized gain and losses of marketable securities.

         The components of deferred taxes in the accompanying balance sheets are summarized below:

            Deferred tax assets (liabilities) arising from:
               Net operating loss carryover                          $20,000
               Unrealized gains on securities                         (4,000)
               Less valuation allowance                              (16,000)
                                                                   ---------
                Deferred taxes - net                               $    -
                                                                   =========

         At August 31, 1996, the Company has approximately $80,000 of unused Federal net operating loss carryforwards, which expire in the year 2012.

7.       Stockholders' Equity

         Sunlight Systems, Ltd. issued stock as follows.

                                                        Shares         Value

           Exchange for 10,491,558 shares
           of Mendell-Denver Corporation
           at five shares for one                      2,098,312   $      407

          Cash                                         2,083,960       300,000

          Oil and gas property                         2,083,896       300,000

          166,667 shares of Energy
          Corporation plus $90,000 cash                2,733,896       840,002
                                                       ---------    ----------
                                                       9,000,064    $1,440,409
                                                       =========    ==========

                             Sunlight Systems, Ltd.
                     (Formerly Mendell-Denver Corporation)
                   Notes to Financial Statements (continued)


7.       Stockholders' equity (continued)

         The  Company  has a stock  subscription  note  receivable  which  bears interest at 8% and collateralized by common stock Intercell Corporation. The note is due July 18, 1997 but the shareholder intends to liquidate the Intercell Corporation common stock and pay the note by September 30, 1996.

8.       Dealer agreement with Sun Tunnel Systems, Inc.

         The Company currently buys all of its products from Sun Tunnel Systems, Inc under a dealer agreement.

         The Company is required by its dealer agreement to meet quotas. If the quotas are not met, this could invalidate the dealer agreement. The total cost of meeting the quotas could be $800,000. The quotas are as follows:

         Year ended             Colorado             Nevada
            June 30                      (in units)

             1997                    500              150
             1998                  1,000              300
             1999                  2,000              500

         Management believes that should it not meet the above quotas, it may be able to retain its dealers status through negotiations. Management also believes that should its relationship with Sun Tunnel Systems, Inc. cease it would be able to pursue other business activities though the disruption would adversely affect operating results.

9.       Related Party Transactions

         The Company pays a management fee to Zenith Petroleum Corporation whose president and a stockholder is the President and a beneficial stockholder of the Company. Management fees of $14,000 were paid for the period ended August 31, 1996.

         The president of Energy Corporation is a minority stockholder of the Company.

                                     ITEM 9

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 31, 1995, the former Mendell-Denver Corporation reported that L.K. Denton & Co., P.C., had been dismissed as its principal independent accountant to audit its financial statement and Larry O'Donnell, C.P.A., P.C. had been engaged as its principal independent accountant to audit its financial statements, commencing with its fiscal year ending June 30, 1995. The Company has again retained Larry O'Donnell, C.P.A., P.C. to perform the audit for the fiscal year ended June 30, 1996.

     L.K. Denton & Co., P.C.'s report on the Company's financial statements for the years ended June 30, 1994 and 1993, contained no adverse opinion or a disclaimer and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change principal accountants was recommended and approved by the Company's Board of Directors. During the Company's fiscal years ended June 30, 1994 and 1993 there were no disagreements between the Company and L.K. Denton & Co., P.C., on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.

     During the Company's two most recent fiscal years it did not consult with Larry O'Donnell, C.P.A., P.C., regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on its financial statements.

                                    PART III

                                     ITEM 10

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     NAME AND AGE                   POSITION                 PERIOD OF SERVICE

Patricia E. Johnston (38)     President, Chief Executive    June 1996 to Present
                              Officer, Chief Financial
                              Officer, Treasurer & Director

Cheri L. Perry (48)           Secretary                     June 1996 to Present



     The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting, immediately following the shareholders annual meeting and hold office until their death or until they seek an earlier resignation or are removed from office. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee. There are no written or other contracts providing for the election of directors or term of employment for executive officers. No family relationship exists between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer. The Company has not established an executive committee of the Board of Directors or any committee that would serve similar functions such as audit, incentive compensation, or nominating committees.

Biographical Information on Officers and Directors.
- --------------------------------------------------

     PATRICIA E. JOHNSTON. Ms. Johnston has been the President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director of the Company since its incorporation on June 25, 1996. From 1991 to the present, Ms. Johnston has been a licensed real estate agent with Perry & Butler Realty, Inc., she serves specifically as a residential Realtor. She has been given the distinction for four consecutive years of the President Club - "Gold" (Perry & Butler Realty, Inc. recognition of Top Sale Producers). Prior to that time, she held various top executive positions with numerous publicly traded and private companies in the oil and gas investment, mineral exploration and development industries and was involved in other business activities in the real estate and investment industries.

Ms. Johnston graduated from the University of Wisconsin, Madison in 1982 where she received her Bachelor of Science degree.

Ms. Johnston is the sole officer, director and shareholder of Zenith Petroleum Corporation, the beneficial owner of more than ten percent (10%) of the issued and outstanding stock of the Company.

The Company believes, because of Ms. Johnston's professional expertise and background in the real estate industry that she enjoys a significant knowledge of features and products considered attractive to home owners and the construction industry. The Company's primary product is designed for the residential home market and is a product which she as, the President of the Company, is an unique position to sponsor and market with people actively engaged in the real estate industry and whose opinions carry significant weight with homeowners, builders, remolding and renovation firms and others catering to the huge housing market industry.

     CHERI L. PERRY. Ms. Perry has served as the Secretary of the Company since its inception. From February 1993 to May 1996, Ms. Perry was employed as a Product Manager with Automatic Data Processing at its Denver, Colorado office. From January 1, 1984 to February 1993, she was employed by Securities Industry Software, Inc., as a Conversion Services and Product Manager in its Denver, Colorado offices.

Prior to that time Ms. Perry was employed by various brokerage firms located in the Denver, Colorado area. She was Operations Manager at Morris Bridger Securities, Inc. from January 1983 until January 1984. From September 1995 to January 1983, she was employed as the Treasurer/Controller of E.J. Pittock & Co., Incorporated. From May 1968 to September 1975, she was employed by Bosworth, Sullivan & Co., in numerous positions.

     Prior to the change in control, which became unconditionally effective on July 22, 1996, management of the company consisted of the following individuals in the capacities indicated.

     PAUL E. MENDELL. Mr. Mendell was Chairman of the Board, President, Chief Executive Officer and a Director of the Company from inception on July 22, 1985 to July 22, 1996.

     CHARLES R. RAYMAN. Mr. Rayman was Vice President, Secretary, Treasurer, Chief Financial Officer and Director of the Company from April 1, 1989 to July 22, 1996.

     DAVID M. HEDGES. Mr. Hedges was a Director of the Company from December 8, 1987 to July 22, 1996.

                                     ITEM 11

                             EXECUTIVE COMPENSATION

     No compensation has been paid to any Executive Officer or Director or to them as a group during the fiscal year ended June 30, 1996. All officers and Directors of the Company prior to the change in control have resigned their positions and consequently no compensation will be paid to them by the Company in the future.

     Present members of Management are currently serving without any compensation on behalf of the Company. However, Zenith Petroleum Corporation was paid $14,000.00 for consulting fees as of August 31, 1996. See Note 9 to Notes to Financial Statements.

     The Company does intend when operating or other funds are available, to compensate its Executive Officers and key employees in a manner equivalent with the size of the Company and for comparable services rendered for similar type of services. The Company further contemplates creating a Compensatory Stock Option Plan which it intends to register under Form S-8 for the benefit of officers, directors, key employees, consultants and advisors and others entitled to the benefit of such plan. At the current time, no options have been granted.

     Any amount which may have been paid by the Company in the past fiscal year or which in the future may be paid, may obviously have certain personal benefits for the individual concerned, but are not paid in any connection with any personal matters but solely in connection with the conduct of the Company's business. Such payments are made to facilitate job performance and to reduce work related expenses. Although the amount of such personal benefits and the extent to which they are related to job performance can not be specifically ascertained, the Company has concluded that the aggregate amount of such personal benefits will not exceed 5% of cash compensation for any person or group named.

                                     ITEM 12

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Based upon information which has been made available to the Company by its Stock Transfer Agent, the following tables sets forth, as of September 3, 1996, the common shares owned by each person, known by the Company to own more the 5% of the outstanding common stock of the Company and for each officer and director, and the officers and directors as a group.


Name & Address of                                                      1
Beneficial Owner                          Number of Shares   Percentage
- ------------------                        ----------------   -----------
                                                       2
Zenith Petroleum Corporation                  2,230,619          24.61%
5222 S. Holly                                          3
Greenwood Village, CO 80111
                                                       3
Bert Roosen                                   2,263,117          24.97%
4-4909 32nd Avenue
Surrey, B.C. Canada V4P 1A4

                                                       3
Cheri L. Perry                                1,979,222          21.84%
3236 Jellison Street
Wheat Ridge, CO 80033



_____________________

1  Based upon 9,000,064 shares issued and outstanding on September 3, 1996.

2 Patricia E. Johnston, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director of the Company is the Sole Officer, Director and Shareholder of Zenith Petroleum Corporation.

3 Each person named has record and/or beneficial ownership of the shares indicated and sole voting and dispositive rights.

(b)  EXECUTIVE OFFICERS AND DIRECTORS
                                                                           1
  Name & Address                          Number of Shares       Percentage
  --------------                          ----------------       -----------
                                                       2
Patricia E. Johnston                         2,230,6196            24.61%
5222 S. Holly                                          3
Greenwood Village, CO 80111
                                                       3
Cheri L. Perry                                1,979,222            21.84%
3236 Jellison Street
Wheat Ridge, CO 80033

All Officers and Directors                    4,209,841            46.45%
 as a Group (2)





_____________________

1  Based upon 9,000,064 shares issued and outstanding on September 3, 1996.

2 Patricia E. Johnston, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director of the Company is the Sole Officer, Director and Shareholder of Zenith Petroleum Corporation.

3 Each person named has record and/or beneficial ownership of the shares indicated and sole voting and dispositive rights.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the corporate reorganization disclosed in Item 1, the Company's existing officers, directors and principal stockholders acquired their controlling interests in the Company as a result of such reorganization. Following the acquisition of control, certain subscribers consisting of: Zenith Petroleum Corporation and Cheri L. Perry, each acquired Two Million, Eighty-Three Thousand, Eight Hundred and Ninety-Six (2,083,896) restricted shares of the Company's common stock at an effective per share price of $0.1439 per share. Cheri L. Perry paid the sum of Three Hundred Thousand Dollars
($300,000.00) in cash or cash equivalent for her shares. Zenith Petroleum Corporation purchased its shares for oil and gas properties valued at Three Hundred Thousand Dollars ($300,000.00). Bert Roosen purchased One Million, Eighty-Three Thousand, Eight Hundred and Ninety-Six (1,083,896) in exchange for restricted securities of Energy Corporation valued at Three Hundred Thousand Dollars ($300,000.00). The evaluation of the securities and the transferred oil and gas properties was arbitrarily determined by Management and there is no specific relationship to any recognized criteria of value. Cheri L. Perry, gifted Two Hundred and Eighty-Three Thousand, Six Hundred and Ninety (283,690) restricted shares to seven (7) persons (the children, godchildren and an employee of her husband) reducing her ownership to One Million, Eight Hundred Thousand (1,800,000) shares. She subsequently purchased One Hundred and Seventy-Nine Thousand, Two Hundred and Twenty-Two (179,222) shares from nonaffiliates of the Company, bringing her ownership to One Million, Nine Hundred and Seventy-Nine, Two Hundred and Twenty-Two (1,979,222) shares. Bert Roosen and Zenith Petroleum Corporation subsequently purchased One Hundred and Seventy-Nine Thousand, One Hundred and Fifty-Seven (179,157) and One Hundred and Forty-Six Thousand, Six Hundred and Fifty-Nine (146,659) shares from nonaffiliates. All shares purchased from nonaffiliates were purchased at $0.20 per share.

     Except as disclosed herein, there are no other arrangements or transactions from which related parties may receive a benefit to the best knowledge of Management. See also Note 9 to Notes to Financial Statements.

                                     PART IV

                                     ITEM 14

                  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
                               REPORTS OF FORM 8-K

a) The following documents and reports have been filed as a part of this report.

     1. Financial Statements.

        (a)  Independent Auditors' Reports

        (b)  Balance Sheets - August 31, 1996 and June 30, 1996

        (c)  Statements of Operations - For the Two Months Ended August 31, 1996
                                    and For the Year Ended June 30, 1996

        (d)  Statements of Stockholder's Equity -
                                    For the Two Months Ended August 31, 1996 and
                                    For the Year Ended June 30, 1996

        (e) Statements of Cash Flows - For the Two Months Ended August 31, 1996
                                    and For the Year Ended June 30, 1996

        (f)  Notes to Financial Statements

     2. Financial Statement Schedules

        Schedules are omitted as the are not required or are not applicable, or the required information is shown in the Financial Statements or notes thereto.

     3. Exhibits required by Item 601:

        Exhibit 10.01 Sample Dealer Agreement between Sun Tunnel Systems, Inc. and Sunlight Systems, Ltd., dated June 12, 1996

        Exhibit 10.02 Sample Distributorship Agreement between Sun Tunnel Systems, Inc. and Sunlight Systems, Ltd., dated August 30, 1996.

        Exhibit 13.1 Registrant's financial statements for the fiscal year ended June 30, 1995 and prior years contained in the Registrant's Annual Report on Form 10-K, dated October 11, 1995, and incorporated by reference

        Exhibit 27.1    Financial Data Schedule

     4. Reports on Form 8-K: No Current Report on Form 8-K was filed in the last quarter of the Fiscal Year Ended June 30, 1996. However, a Current Report on Form 8-K reporting under
                        Item 1 Changes in Control of the Registrant was filed on August 13, 1996, by Sunlight Systems, Ltd.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SUNLIGHT SYSTEMS, LTD.
                               (Registrant)

                                   /S/ Patricia E. Johnston
Date:  September 23, 1996      By: ___________________________________________
                                   Patricia E. Johnston,
                                   Chief Executive Officer, President,
                                   Chief Financial Officer, Treasurer, &
                                   Director