Form 10-K405/A
period 1996-06-30
SUNLIGHT SYSTEMS LTD
filed 1996-11-04
CIK 827161

FORM 10-K/A-1

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


                       DOCUMENTS INCORPORATED BY REFERENCE

     Financial Statements for the Company's fiscal year ended June 30, 1995, included in the Company's Annual Report on Form 10K, dated October 11, 1995.

     The Registrant hereby submits its Form 10-K amendment to amend Item 8 of its Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on September 26, 1996 as follows:

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Sunlight Systems, Ltd..
                      (Formerly Mendell-Denver Corporation)
                              Financial Statements
                       Three years ended June 30,1996 and
                        two months ended August 31, 1996

                                Table of Contents


                                                                   Page

Independent Auditors Report ....................................   F-1

Financial Statements

          Balance Sheets .......................................   F-2
          Statements of Operation ..............................   F-3
          Statements of Changes in Stockholder's Equity ........   F-4
          Statement of Cash Flows ..............................   F-5 to F-6

Notes to Financial Statements ..................................   F-7 to F-12


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



                                     F-1.01

                           LARRY O'DONNELL, CPA, P.C.

                                                                          Office
Office 745-4545                               2851 South Parker Road, Suite 1040
Residence 755-7182                                       Aurora, Colorado  80014

                                                                       Residence
                                                       2383 South Sedalia Circle
                                                         Aurora, Colorado  80013

Board of Directors
Sunlight Systems, Ltd.
Denver, Colorado

                          Independent Auditor's Report

I have audited the accompanying balance sheet of Sunlight Systems, Ltd. as of August 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the two months then ended and the accompanying balance sheets of Mendell-Denver Corporation as of June 30, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Mendell-Denver Corporation as of June 30, 1994, were audited by other auditors whose report date August 23, 1994 expressed an unqualified opinion on those statements.

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

In my opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of Sunlight Systems, Ltd. as of August 31, 1996 and the results of its operations and its cash flows for the two months then ended and the financial position of Mendell-Denver Corporation as of June 30, 1996, and 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Larry O'Donnell, CPA, PC


September 14, 1996




                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                                 Balance Sheets

                                     Assets
                                                                                          August 31,    June 30,     June 30,
                                                                                            1996          1996         1995
Current assets
      Cash ..........................................................................   $   56,997   $      407   $    2,084
      Accounts receivable ...........................................................          636                     3,032
      Stock subscriptions note receivable ...........................................       87,233
      Inventory .....................................................................       92,361
      Prepaid expenses ..............................................................          638                     1,113
       Income tax refund receivable
                                                                                        ----------   ----------   ----------
       Total current assets .........................................................      237,865          407        6,229
                                                                                        ----------   ----------   ----------

 Property and equipment, net of
      accumulated depreciation of $2,163 ............................................       67,320
                                                                                        ----------

Other assets
      Investment in oil and gas properties ..........................................      300,000
      Available for sale securities of
          Energy Corporation common stock,
              Restricted ............................................................      500,000
              Unrestricted, including allowance for
                  increase in market value of $13,891 ...............................      263,891
      Start-up costs, net of accumulated
           amortization of $1,021 ...................................................       29,606
      Dealer and distributor costs, net of
           accumulated amortization of $1,667 .......................................       28,333
      Deposits ......................................................................        4,590
                                                                                        ----------

                                                                                         1,126,420
                                                                                        ----------

                                                                                        $1,431,605   $      407   $    6,229
                                                                                        ==========   ==========   ==========

                        See Notes to Financial Statements


                      Liabilities and Stockholders' Equity
                                                                                      August 31,       June 30,      June 30,
                                                                                         1996             1996         1995
Current liabilities
      Accounts payable ...........................................................   $    20,761                  $     2,345
       Loan payable ..............................................................        35,129
      Payroll and sales taxes ....................................................         4,725
                                                                                     -----------                  -----------

      Total current liabilities ..................................................        60,615                        2,345
                                                                                     -----------                  -----------

Commitments

Stockholders' equity
Sunlight Systems, Ltd. ...........................................................
      Preferred stock, $.0001 par value
           5,000,000 shares authorized, none issued
      Common stock, $.0001 par value
           45,000,000 shares authorized, 9,000,064
           issued and outstanding ................................................           900
      Additional paid in capital .................................................     1,439,509
      Unrealized gain on securities available for sale ...........................        13,891
      Accumulated deficit ........................................................       (83,310)

Stockholders' equity
Mendell-Denver Corporation
      Preferred stock, $0.01 par value,
           1,000,000 shares authorized, none issued
      Common stock, $0.001 par value,
           25,000,000 shares authorized ,
            shares issued and outstanding,
            1996,-10,491,558, 1995,-5,491,558 ....................................                    $    10,492          5,492
       Accumulated deficit .......................................................                        (10,085)        (1,608)
                                                                                     -----------      -----------    -----------
                                                                                       1,370,990              407          3,884
                                                                                     -----------      -----------    -----------
                                                                                    $  1,431,605      $       407    $     6,229
                                                                                     ===========      ===========    ===========

                        See Notes to Financial Statements




                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                            Statements of Operations



                                                         Two months
                                                            Ended                          Years Ended June 30,
                                                       August 31, 1996               1996          1995           1994
Sales ...............................................  $      2,278
Cost of sales .......................................         1,202

                                                        -----------
Gross profit ........................................         1,076

Revenues ............................................                           $     8,993    $     6,872    $     2,759

General and administrative expenses .................        84,386                  12,570         16,332         43,194
 Interest expense ...................................                                                3,969
                                                        -----------             -----------    -----------    -----------
Loss from operations ................................       (83,310)                 (3,577)       (13,429)       (40,435)

Provision from income taxes .........................                                               (1,113)        (7,115)
                                                        -----------             -----------    -----------    -----------
Net loss ............................................   $   (83,310)            $    (3,577)   $   (12,316)   $   (33,320)
                                                        ===========             ===========    ===========    ===========
Net loss per common share............................   ($    .0093)            ($    .0007)   ($    .0022)   ($    .0061)
                                                        ===========             ===========    ===========    ===========

Weighted average number of common
     shares outstanding .............................     9,000,064               5,491,558      5,491,558      5,491,558
                                                        ===========             ===========    ===========    ===========










                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                  Statement of Changes in Stockholders' Equity

                                                              Sunlight Systems, Ltd.
    -------------------------------------------------------------------------------------------------------------
                                                                       Additional  Unrealized
                                               Common Stock              Paid-In     Gain On       Accumulated
                                         Shares            Amount        Capital    Securities       Deficit
Balance, June 30, 1993 .............

Net loss for the year
    ended June 30, 1994 ............

Balance June 30, 1994 ..............

Net loss for the year
   ended June 30, 1995 .............

Balance, June 30, 1995 .............

Sale of common stock ...............

Net loss for the year
   ended June 30, 1996 .............

Balance, June 30, 1996 .............

Exchange of Mendell-Denver
   Corporation stock for Sunlight
   Systems, Ltd. stock at 5 for 1 ..     2,098,312    $        210   $        197

Issuance of common stock for cash
   and other property ..............     6,901,752             690      1,439,312

Net loss for two months
   ended August 31, 1996............                                                                      (83,310)

Unrealized gain on securities ......                                                       13,891
                                      ------------    ------------   ------------    ------------    ------------
Balance, August 31, 1996 ...........     9,000,064    $        900   $  1,439,509    $     13,891    ($    83,310)
                                      ============    ============   ============    ============    ============


                                             Mendell-Denver Corporation
                                     -------------------------------------------
                                                                      Retained
                                               Common Stock           Earnings
                                           Shares         Amount      (Deficit)

Balance, June 30, 1993 .............     5,491,558   $      5,492  $     44,028

Net loss for the year
   ended June 30, 1994 .............                                    (33,320)
                                      ------------   ------------  ------------
Balance June 30, 1994 .............      5,491,558          5,492        10,708

Net loss for the year
   ended June 30, 1995 .............                                    (12,316)
                                      ------------   ------------  ------------
Balance, June 30, 1995 .............     5,491,558          5,492        (1,608)

Sale of common stock ...............     5,000,000          5,000        (4,900)

Net loss for the year
   ended June 30, 1996 .............                                     (3,577)
                                      ------------   ------------   ------------
Balance, June 30, 1996 .............    10,491,558         10,492       (10,085)

Exchange of Mendell-Denver
   Corporation stock for Sunlight
   Systems, Ltd. stock at 5 for 1 ..   (10,491,558)       (10,492)        10,085

Issuance of common stock for cash
   and other property .............

Unrealized gain on securities .....
                                      ------------   ------------   ------------
Balance, August 31, 1996 ..........   $          0   $          0   $         0
                                      ============   ============   ============

                       See Notes to Financial Statements
                                      F-4


                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                            Statements of Cash Flows

                                                               Two Months
                                                                 Ended              Year  ended June 30,
                                                            August 31, 1996     1996         1995        1994

Cash flows from operating activities
Net loss ...................................................   $ (83,310)   $  (3,577)   $ (12,316)   $ (33,320)
Adjustments to reconcile net loss
     to net cash from operating activities
             Depreciation and amortization                         4,851
Change in assets and liabilities:
     (Increase) decrease in:
         Accounts and escrow receivable ....................        (636)       3,032       (3,032)
          Inventory ........................................     (92,361)
         Prepaid expenses ..................................        (638)
         Deposits ..........................................      (4,590)
         Income tax refunds receivable .....................                    1,113       (1,113)
     Increase (decrease) in:
         Accounts payable ..................................      20,763       (2,345)      (9,905)     (21,716)
          Payroll and sales taxes ..........................       4,725
                                                               ---------    ---------    ---------    ---------
Net cash used by operating activities ......................    (151,196)      (1,777)     (26,366)     (55,036)
                                                               ---------    ---------    ---------    ---------
Cash flows from investing activities
     Purchase of property and equipment ....................     (69,483)
     Purchase of distribution, dealerships .................     (30,000)
     Increase in start-up costs ............................     (30,627)
                                                               ---------
Net cash used by investing activities ......................    (130,110)
                                                               ---------
Cash flows from financing activities
     Proceeds from sale of common stock ....................     302,767          100
     Increase in loan  payable .............................      35,129
                                                               ---------    ---------
Net cash flows from financing activities ...................     337,896          100
                                                               ---------    ---------
Net increase( (decrease) in cash flows .....................      56,590       (1,677)     (26,366)     (55,036)
Cash, beginning ............................................         407        2,084       28,450       83,486
                                                               ---------    ---------    ---------    ---------
Cash ending.................................................   $  56,997    $     407    $   2,084    $  28,450
                                                               =========    =========    =========    =========


                                                          Sunlight Systems, Ltd.
                                                  (Formerly Mendell-Denver Corporation)
                                                   Statements of Cash Flows (continued)


                                                       Two Months
                                                         Ended                   Year Ended June 30
                                                     August 31, 1996       1996        1995         1994

Supplemental  disclosure of cash flow information
   Cash paid (received) during the period for:
      Income taxes .................................                    $ (1,113)     $ 8,086      $4,116
                                                                        ========      =======      ======
      Interest .....................................                                  $ 3,969
                                                                                      =======
Noncash investing and financing activities:
   Assets acquired by issuance of common stock:
        Stock subscription note receivable .........    $ 87,233
        Investment in oil and gas property .........    $300,000
        Marketable equity securities of
            Energy Corporation .....................    $750,000





















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

3.    Property and equipment
                                                                August 31,
                                                                   1996

           Vehicles                                              $51,346
           Office furniture and equipment                          9,434
           Leasehold improvements                                  8,703
                                                                 -------
                                                                  69,483
           Less accumulated depreciation                           2,163
                                                                 -------
                                                                 $67,320
                                                                  ======
4.    Investment in Energy Corporation

      The Company owns One Hundred and Sixty-Six Thousand, Six Hundred and Sixty Seven (166,667) restricted shares of Energy Corporation. Energy Corporation is a public company whose stock, as a result of it's decision to implement a voluntary Plan of Liquidating Dissolution, is not currently trading. As a result of the sale of all it's assets to Intercell Corporation (NASDAQ;INCE) on July 7, 1996, Energy Corporation received Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty Five (5,412,355) restricted shares of Intercell Corporation in exchange for such assets. Energy Corporation and Intercell Corporation have agreed

                             Sunlight Systems, Ltd.
                 (formerly Mendell-Denver Corporation) Notes to
                              Financial Statements


4.    Investment in Energy Corporation (continued)

      to registerand distribute to the shareholders of Energy Corporation the Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty-Five (5,412,355) shares held by Energy Corporation. All beneficial owners of common stock of Energy Corporation, as of July 8, 1996 will be entitled, over a three (3) year period, in six (6) equal, installments, payable in January and April of each year commencing 1997 through 1999, to receive for each share of Energy Corporation such holder owns, one (1) registered share of Intercell Corporation. Intercell Corporation is currently preparing the Registration Statement for filing with the Securities and Exchange Commission.

      Unrealized gains and losses of marketable securities available for sale as of August 31, 1996 are as follows:
                                                              Gross
                                                             Realized     Fair
                                       Shares      Cost       Gains       Value

      Shares with restrictions
        lasting more than one year     111,111   $500,000    $27,777    $527,777

      Shares with restrictions
        lasting less than one year      5,556    $250,000    $13,891    $263,891

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

      The Company is required by its dealer agreement to meet quotas. If the quotas are not met, this could invalidate the dealer agreement. The total cost of meeting the quotas could be $800,000. The quotas are s follows:

        Year ended                   Colorado                     Nevada
         June 30                                 (in units)
           1997                         500                          150
           1998                       1,000                          300
           1999                       2,000                          500

      Management believes that should it not meet the above quotas, it may be able to retain its dealers status through negotiations. Management also believes that should its relationship with Sun Tunnel Systems, Inc. cease, it would be able to pursue other business activities though the disruption would adversely affect operating results.

9.    Related Party Transactions

      The Company pays a management fee to Zenith Petroleum Corporation whose president and a stockholder is the President and a beneficial stockholder of the Company. Management fees of $14,000 were paid for the period ended August 31, 1996.

      The president of Energy Corporation is a minority stockholder of the Company.

      During the year ended June 30, 1995, the company paid officers $9,800 for accounting and consulting fees.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SUNLIGHT SYSTEMS, LTD.
                               (Registrant)

                                   /S/ Patricia E. Johnston
Date:  November 1, 1996        By: ___________________________________________
                                   Patricia E. Johnston,
                                   Chief Executive Officer, President,
                                   Chief Financial Officer, Treasurer, &
                                   Director