Form 10QSB
period 1996-09-30
SUNLIGHT SYSTEMS LTD
filed 1996-11-14
CIK 827161

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                        COMMISSION FILE NUMBER 33-19598-D

                             SUNLlGHT SYSTEMS, LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


          COLORADO                                  84-0992908
-------------------------------         -------------------------------------
(State or other jurisdiction of         ( I.R.S. Employer Identification No.)
 incorporation or organization)

820 South Colorado Blvd.
Denver, Colorado                                                      80222
---------------------------------------                            ----------
(Address of principal executive office)                            (Zip code)

Registrant's telephone number, including area code:  303-691-1900


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes _X_         No ___

The number of shares of the registrant's $.0001 par value common stock outstanding as of September 30, 1996, was 9,000,064.

                           SUNLIGHT SYSTEMS, LTD.

                                  INDEX
                                                                        PAGE
                                                                        ----
Part I.   Financial Information
          ---------------------

Item 1.   Balance Sheets
          September 30, 1996 and 1995                                    1-2

          Statements of Operations:
          Quarters ended September 30, 1996 and 1995                     3

          Statements of Changes in Cash Flows
          Quarters ended September 30, 1996 and 1995                     4

          Notes to Financial Statements                                  5-6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation                   7

Part II   Other Information
          -----------------

Item 1.   Legal Proceedings                                              8

Item 2.   Changes in Securities                                          8

Item 3.   Defaults Upon Senior Securities                                8

Item 4.   Submission of Matter to a Vote of Security Holders             8

Item 5.   Other Information                                              8

Item 6.   Exhibits and Reports on Form 8-K                               8

PART 1.   FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements

                         Sunlight Systems, Ltd.
                            Balance Sheets
                          September 30, 1996



                               ASSETS

                                                          1996          1995
                                                          ----          ----
Current assets
--------------
      Cash .......................................     $    6,880     $ 4,299
      Stock subscriptions receivable .............         87,233
      Income tax refund receivable ...............                      1,113
      Inventory ..................................        103,001
      Prepaid expenses ...........................          4,532
                                                       ----------     -------
      Total current assets .......................        201,646       5,412
                                                       ----------

Property and equipment, net of
accumulated depreciation of $3,244 ...............         66,578
                                                       ----------

Other assets
      Investment in oil and gas properties .......        300,000
      Available for sale securities of
          Energy Corporation common stock,
              Restricted .........................        500,000
              Unrestricted, including
                allowance for decrease in
                market value of $27,776 ..........        222,224
      Start-up costs, net of accumulated
            amortization of $1,531 ...............         29,096
      Dealer and distributor costs, net of
           accumulated amortization of $2,500 ....         27,500
      Deposits ...................................          4,590
                                                       ----------

                                                        1,083,410
                                                       ----------
                                                       $1,351,634     $ 5,412
                                                       ==========     =======

                    Liabilities and Stockholders' Equity

                                                     1996                1995
                                                     ----                ----
Current liabilities

       Accounts payable .......................   $    46,252
       Loan payable ...........................        35,129
       Payroll and sales taxes ................         6,494
                                                  -----------

       Total current liabilities ..............        87,875
                                                  -----------

Commitments

Stockholders' equity
Sunlight Systems, Ltd. ........................
       Preferred stock, $.0001 par value
            5,000,000 shares authorized,
            none issued
       Common stock, $.0001 par value
          45,000,000 shares authorized,
          9,000,064 issued and
          outstanding .........................           900
       Additional paid in capital .............     1,439,509
       Unrealized loss on securities
          available for sale ..................       (27,776)
       Accumulated deficit ....................      (148,874)

Stockholders' equity
Mendell-Denver Corporation
       Preferred stock, $0.01 par value,
          1,000,000 shares authorized,
          none issued
       Common stock, $0.001 par value
          25,000,000 shares authorized,
          5,491,558 shares issued and
          outstanding .........................                           $5492
       Accumulated deficit ....................                             (80)
                                                   ----------            ------
                                                    1,263,759             5,412
                                                   ----------
                                                   $1,351,634            $5,412
                                                   ==========            ======

                          See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                            Statements of Operations
                   Quarters Ended September 30, 1996 and 1995

                                                       1996             1995
                                                       ----             ----

Sales .......................................      $    13,118
Cost of sales ...............................            3,685
                                                   -----------

Gross profit ................................            9,433

Revenues ....................................                        $     2,857

General and administrative expenses .........          158,307             1,329
                                                   -----------       -----------

Net income (loss) ...........................      $  (148,874)      $     1,528
                                                   ===========       ===========

Net income (loss) per common shares .........      $   (.04165)      $     .0003
                                                   ===========       ===========
Weighted average number of common
      shares outstanding ....................        9,000,064         5,491,558
                                                   ===========       ===========







                         See Notes to Financial Statements

                              Sunlight Systems, Ltd.
                             Statements of Cash Flows
                     Quarter Ended September 30, 1996 and 1995

                                                            1996         1995
                                                            ----         ----
Cash flows from operating activities
Net income (loss) .....................................  $(148,874)   $   1,528
Adjustments to reconcile net loss
      to net cash from operating activities
          Depreciation and amortization ...............      7,275
Change in assets and liabilities:
      (Increase) decrease in:
          Escrow receivable ...........................                   3,032
          Inventory ...................................   (103,000)
          Prepaid expenses ............................     (4,531)
          Deposits ....................................     (4,590)
       Increase (decrease) in:
           Accounts payable ...........................     46,252       (2,345)
           Payroll and sales taxes ....................      6,494
                                                         ---------    ---------
Net cash used by operating activities .................   (200,974)       2,215

Cash flows from investing activities
     Purchase of property and equipment ...............    (69,822)
     Purchase of distribution and dealerships .........    (30,000)
     Increase in start-up costs .......................    (30,627)
                                                         ---------
Net cash used by investing activities .................   (130,449)
                                                         ---------
Cash flows from financing activities
     Proceeds from sale of common stock ...............    302,767
     Increase in loan payable .........................     35,129
                                                         ---------
Net cash flows from financing activities ..............    337,896
                                                         ---------    ---------
Net increase in cash flows ............................      6,473        2,215

Cash, beginning .......................................        407        2,084
                                                         ---------    ---------
Cash, ending ..........................................  $   6,880    $   4,299
                                                         =========    =========

Noncash  investing and financing activities:
  Assets  acquired by issuance of
   common stock:
       Stock subscription note receivable .............  $  87,233
       Investment in oil and gas property .............  $ 300,000
       Marketable equity securities of
          Energy Corporation ..........................  $ 750,000


                       See Note to Financial Statements

                           Sunlight Systems, Ltd.
                       Notes to Financial Statements
                            September 30, 1996

1. Organization, Business and Merger of Mendell-Denver Corporation with Sunlight Systems, Ltd.

      Mendell-Denver Corporation (Mendell) was formed on July 22, 1985 for the purpose of acquiring, exploring and developing oil and gas properties. On May 1, 1992, Mendell sold all of its interests in oil and gas properties and has since had no business operations.

      Sunlight Systems, Ltd. (Sunlight) was formed on June 22, 1996. On July 17, 1996 it became a wholly-owned subsidiary of Mendell. Mendell was merged with and into Sunlight with Sunlight being the surviving corporation. Shareholders of Mendell received one common share of Sunlight for five shares of Mendell.

      Sunlight is a dealer in Colorado and Nevada and a distributor in Illinois, Ohio, Michigan and Indiana of skylights manufactured or imported by Sun Tunnel Systems, Inc.

2.    Presentation of Interim Information

      In the opinion of the management of Sunlight Systems, Ltd. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the quarters ended September 30, 1996 and 1995, and cash flows for the quarters ended September 30, 1996 and 1995. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1996.

3.    Investment in Energy Corporation

      The company owns One Hundred and Sixty-Six Thousand, Six Hundred and Sixty Seven (166,667) restricted shares of Energy Corporation. Energy Corporation is a public company whose stock, as a result of it's decision to implement a voluntary Plan of Liquidation Dissolution, is not currently trading. As a result of sale of all it's assets to Intercell Corporation (NASDAQ;INCE) on July 7, 1996, Energy Corporation received Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty Five (5,412,355) restricted shares of Intercell Corporation in exchange for such assets. Energy Corporation and Intercell Corporation have agreed to register and distribute to the shareholders of Energy Corporation the Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty-Five (5,412,355) shares held by Energy Corporation. All beneficial owners of common stock of Energy Corporation, as of July 8, 1996 will be entitled, over a three
      (3) year period, in six (6) equal installments, payable in January and April of each year commencing 1997 through 1999, to receive for each share of Intercell Corporation, such holder own, one (1) registered share of Intercell Corporation. Intercell Corporation is currently preparing the RegistrationStatement for filing with the Securities and Exchange Commission.

                          Sunlight Systems, Ltd.
                Notes to Financial Statements (continued)
                            September 30, 1996


3.    Investment in Energy Corporation (Continued)

       Unrealized gains and losses of marketable securities available for sale as of September 30, 1996 are as follows:

                                                             Gross      Fair
                                      Shares      Cost     Unrealized   Value
                                                            (Losses)
                                      ------      ----     ---------    -----
       Shares with restrictions
       lasting more than one year     111,111   $500,000   $(55,556)  $444,444

       Shares with restrictions
         lasting less than one year    55,556   $250,000   $(27,776)  $222,224

       The unrealized gain on shares with restrictions lasting for more than one year is not being recognized in the financial statements.

4.     Stockholder Equity

       Sunlight Systems, Ltd. issued stock as follows

                                              Shares                 Value
                                              ------                 -----
       Exchange for 10,491,558 shares
       Mendell-Denver Corporation
       at five shares to one                2,098,312             $       407

       Cash                                 2,083,960                 300,000

       Oil and gas property                 2,083,896                 300,000

       166,667 shares of Energy
       Corporation plus $90,000 cash        2,733,896                 840,002
                                            ---------              ----------
                                            9,000,064              $1,444,409
                                            =========              ==========

       The Company has a stock subscription note receivable which bears interest at 8% and is collateralized by common stock of Intercell Corporation. The note is due July 18, 1997 but the shareholder intends to liquidate the Intercell Corporation common stock and pay the note by December 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          -----------------------------------------------------------

LIQUIDITY:
---------

          At September 30, 1996, the Company had positive working capital of $113,771. This positive position is from the receipt of cash proceeds for the sale of stock less operating losses. At September 30, 1995, the Company had a positive working capital of $5,412. This position was from income tax refunds receivable and the receipt of an escrow receivable in excess of accounts payable.

CAPITAL RESOURCES:
-----------------

         Total assets of the Company as of September 30, 1996 were $1,351,634 which consisted principally of $1,022,224 in investments, $103,001 in inventory and $87,233 stock subscriptions receivable acquired for common stock. The Company also had trade obligations of $52,246.

         Total assets of the Company as of September 30, 1995 were $5,412 which consisted of $4,299 in cash and $1,113 in income tax refunds receivable.

         Stockholders' equity increased during the quarter ended September 30, 1996 due to the issuance of common stock for cash $302,767; investments $1,050,000; and subscription receivable $87,233 net of a net loss of $148,874.

RESULTS OF OPERATION:
--------------------

         The Company had sales of $13,118 and a gross profit of $9,433 from the sale of skylights during the quarter ended September 30, 1996, the initial quarter of its business as a dealer and distributor of skylights. Revenues of $2,857 for the quarter ended September 30, 1995 were due to tax refunds resulting from the Company closing out its oil and gas activities.

          General and administrative expenses for the quarter ended September 30, 1996 of $158,307 were due to initiating the Company's business activities as a dealer and distributor of skylights. General and administrative expenses for the quarter ended September 30, 1995 were due to cost of administering the termination of the Company's previous oil and gas activities.

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings
              -----------------
              None

Item 2.       Change in Securities
              --------------------
              None

Item 3.       Defaults Upon Senior Securities
              -------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              There were no meetings of security holders during the period covered by this report.

              The shareholders of the former Mendell-Denver Corporation and Mendell-Denver Corporation as sole shareholder of the Company prior to the Merger, described in note 1 to financial statements convened a meeting on July 18, 1996 to vote upon or consent to the Merger. The Merger was approved by the necessary vote and consent of the shareholders of both corporations.

Item 5.       Other Information
              -----------------
              None

Item 6        Exhibits and Other Reports On Form 8-K
              --------------------------------------
              None

                             SIGNATURES



        Pursuant to the requirement of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    November 14, 1996           Sunlight Systems, Ltd.
                                      (Registrant)

                                          /s/ Patricia E. Johnston
                                       By: ___________________________________
                                           Patricia E. Johnston
                                           Chief Executive Officer, President,
                                           Chief Financial Officer, Treasurer,
                                           and Director