Form 10QSB
period 1996-12-31
SUNLIGHT SYSTEMS LTD
filed 1997-02-06
CIK 827161

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER 33-19598-D

                             SUNLlGHT SYSTEMS, LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             COLORADO                                84-0992908
--------------------------------                     ----------
( State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

5222  South Holly
Greenwood Village, Colorado                                           80111
---------------------------------------                            ----------
(Address of principal executive office)                            (Zip code)

Registrant's telephone number, including area code:  303-779-1900

Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                    No ____

The number of shares of the registrant's $.0001 par value common stock outstanding as of December 31, 1996, was 11,500,064.

                             SUNLIGHT SYSTEMS, LTD.

                                      INDEX
                                                                          PAGE

Part I.  FINANCIAL INFORMATION

Item 1.  Balance Sheets
         December 31, 1996 and 1995 ....................................  1-2

         Statements of Operations:
         Quarters and Six Months ended December 31, 1996 and 1995 ......    3

         Statements of Changes in Cash Flows
         Six Months ended December 31, 1996 and 1995 ...................    4

         Notes to Financial Statements .................................  5-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation ..................    8

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................    9

Item 2.  Changes in Securities .........................................    9

Item 3.  Defaults Upon Senior Securities ...............................    9

Item 4.  Submission of Matter to a Vote of Security Holders ............    9

Item 5.  Other Information .............................................    9

Item 6.  Exhibits and Reports on Form 8-K ..............................    9

PART 1.     FINANCIAL INFORMATION

Item 1      Financial Statements

                             Sunlight Systems, Ltd.
                                 Balance Sheets
                                December 31, 1996

                                     ASSETS
                                                               1996        1995
                                                               ----        ----
Current assets
      Cash ...............................................  $  37,063     $1,142
      Current portion of notes receivable ................      9,147
                                                           ----------     ------
      Total current assets ...............................     46,210      1,142
                                                           ----------     ------



Other assets
      Investment in oil and gas properties ...............    300,000
      Available for sale securities:
          Energy Corporation common stock,
              Restricted .................................    500,000
              Unrestricted, including allowance for
                 decrease in market value of $27,776 .....    222,224
           Intercell Corporation, common stock
                Unrestricted .............................     80,000
       Notes receivable, discounted for imputed
                interest at 10%,net of current portion ...     64,112
      Deposits ...........................................      4,090
                                                           ----------

                                                            1,170,426
                                                           ----------

                                                           $1,216,636     $1,142
                                                           ==========     ======




                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                           Balance Sheets (Continued)
                                December 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             1996        1995
                                                             ----        ----
Current liabilities
   Accounts payable .................................... $     6,017

                                                         -----------
   Total current liabilities ...........................       6,017
                                                         -----------
Stockholders' equity
Sunlight Systems, Ltd.
   Preferred stock, $.0001 par value
        5,000,000 shares authorized, none issued
   Common stock, $.0001 par value
      45,000,000 shares authorized, 11,500,064
      issued and outstanding ............................      1,150
   Additional paid in capital ...........................  1,644,259
   Unrealized loss on securities available for sale .....    (27,776)
   Accumulated deficit ..................................   (407,014)

Stockholders' equity
Mendell-Denver Corporation
   Preferred stock, $0.01 par value,
        1,000,000 shares authorized, none issued
   Common stock, $0.001 par value
        25,000,000 shares authorized, 7,322,007
        shares issued and outstanding ...................              $7,322
   Accumulated deficit ..................................              (6,180)
                                                          ----------  -------
                                                           1,210,619    1,142
                                                          -----------  ------
                                                          $1,216,636   $1,142
                                                          ==========   ======




                        See Notes to Financial Statements


                             Sunlight Systems, Ltd.
                            Statements of Operations

                                            Quarters Ended                 Six Months Ended
                                              December 31,                   December 31,
                                      ---------------------------     ----------------------------
                                            1996             1995          1996            1995
                                            ----             ----          ----            ----

Revenues ..........................   $      1,206    $      1,136    $     1,206    $     3,993

General and administrative
  expenses ........................         83,746           4,293         97,909          5,622
                                      ------------    ------------    -----------    -----------

Loss from continuing operations ...        (82,540)         (3,157)       (96,703)        (1,629)
                                      ------------    ------------    -----------    -----------

Discontinued Operations
Loss from operations of
     discontinued segment .........        (40,654)                      (175,365)
Loss on sale of discontinued
     segment ......................       (134,947)                      (134,947)
                                      ------------                    -----------
                                          (175,601)                      (310,312)
                                      ------------                    -----------

Net loss ..........................   $   (258,141)   $     (3,157)   $  (407,015)   $    (1,629)
                                      ============    ============    ===========    ===========

Net loss per common shares ........   $     (.0254)   $     (.0004)   $    (.0425)   $    (.0002)
                                      ============    ============    ===========    ===========
Weighted average number of common
      shares outstanding ..........     10,147,000       7,322,077      9,576,000      7,322,077
                                      ============    ============    ===========    ===========








                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                            Statements of Cash Flows
                   Six Months Ended December 31, 1996 and 1995

                                                            1996         1995
                                                            ----         ----
Cash flows from operating activities
Net loss ...............................................  $(407,015)    $(1,629)
Adjustments to reconcile net loss to net
  cash from operating activities
          Loss on sale of long term assets .............     43,889
          Depreciation and amortization ................      9,704
          Amortized discount on notes receivable .......     (1,206)
Change in assets and liabilities:
      (Increase) decrease in:
          Escrow receivable ............................                  3,032
          Deposits .....................................     (4,090)
       Increase (decrease) in:
           Accounts payable ............................      6,019      (2,345)
                                                          ---------    --------
Net cash used by operating activities ..................   (352,665)       (942)
                                                          ---------
Cash flows from investing activities
     Purchase of property and equipment ................    (71,172)
     Purchase of distribution and dealerships ..........    (42,546)
     Increase in start-up costs ........................    (30,627)
     Proceeds from sale of assets ......................     18,700
                                                          ---------
Net cash used by investing activities ..................   (125,645)
                                                          ---------
Cash flows from financing activities
     Proceeds from sale of common stock ................    515,000
                                                          ---------
Net cash flows from financing activities ...............    515,000
                                                          ---------    --------
Net increase in cash flows .............................     36,656        (942)
Cash, beginning ........................................        407       2,084
                                                          ---------    --------
Cash, ending                                              $  37,063    $  1,142
                                                          =========    ========
Noncash  investing  and  financing  activities:
  Assets  acquired by issuance of common stock:
         Investment in oil and gas property ............  $300,000
         Marketable equity securities
           of Energy Corporation .......................  $750,000
         Marketable equity securities
           Intercell Corporation .......................  $80,000
     Note receivable acquired for sale of assets .......  $72,053


                        See Note to Financial Statements

                             Sunlight Systems, Ltd.
                          Notes to Financial Statements
                                December 31, 1996

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

       Sunlight  was a dealer  in  Colorado  and  Nevada  and a  distributor  in
       Illinois, Ohio, Michigan and Indiana of skylights manufactured or imported by Sun Tunnel Systems, Inc. As discussed in Note 4, on November 1, 1996 the Company sold its dealerships and distributorships. The Company is actively seeking business opportunities for potential acquisition or merger.

2.     Presentation  of Interim Information

       In the opinion of the management of Sunlight Systems, Ltd. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1996, and the results of operations for the quarters and six months ended December 31, 1996 and 1995, and cash flows for the six months ended December 31, 1996 and 1995. Interim results are not necessarily indicative of results for a full year.

       The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1996.

                             Sunlight Systems, Ltd.
                    Notes to Financial Statements (continued)
                                December 31, 1996

3.      Investment in Energy Corporation

        The company owns One Hundred and Sixty-Six Thousand, Six Hundred and Sixty Seven (166,667) restricted shares of Energy Corporation. Energy Corporation is a public company whose stock, as a result of it's decision to implement a voluntary Plan of Liquidation Dissolution, is not currently trading. As a result of sale of all it's assets to Intercell Corporation (NASDAQ;INCE) on July 7, 1996, Energy Corporation received Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty Five (5,412,355) restricted shares of Intercell Corporation in exchange for such assets. Energy Corporation and Intercell Corporation have agreed to register and distribute to the shareholders of Energy Corporation the Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty-Five (5,412,355) shares held by Energy Corporation. All beneficial owners of common stock of Energy Corporation, as of July 8, 1996 will be entitled, over a three (3) year period, in six (6) equal installments, payable in January and April of each year commencing 1997 through 1999, to receive for each share of Intercell Corporation, such holder own, one (1) registered share of Intercell Corporation. Intercell Corporation is currently preparing the Registration Statement for filing with the Securities and Exchange Commission. Unrealized gains and losses of marketable securities available for sale as of December 31, 1996 are as follows:

                                                               Gross     Fair
                                       Shares       Cost     Unrealized  Value
                                                              (Losses)
                                       ------       ----     ----------  -----
        Shares with restrictions
        lasting more than one year     111,111    $500,000   $(55,556)  $444,444

        Shares with restrictions
        lasting less than one year      55,556    $250,000   $(27,776)  $222,224

        The unrealized loss on shares with restrictions lasting for more than one year is not being recognized in the financial statements.

                             Sunlight Systems, Ltd.
                    Notes to Financial Statements (continued)
                                December 31, 1996

4.      Discontinued operations

        On November 1, 1996, the Company sold its dealerships and distributorships in skylights manufactured or imported by Sun Tunnel Systems, Inc. including all of its assets. In separate transactions, the Company received 1)$18,700 in cash 2) a note receivable for $60,000 and
        3) a note receivable for $30,000. The notes receivable are collaterialized by the assets sold and require payments of $1,250 and $1,000, respectively. The notes receivable are discounted to recognize an interest rate of 10%. The Company recognized a loss on the sale of $134,947.

5.      Stockholder Equity

        Sunlight Systems, Ltd. issued stock as follows

                                                       Shares        Value
                                                       ------        -----
        Exchange for 10,491,558 shares
         Mendell-Denver Corporation
         at five shares to one                       2,098,312    $      407

        Cash                                         2,083,960       300,000

        Oil and gas property                         2,083,896       300,000

         166,667 shares of Energy
         Corporation plus $90,000 cash               2,733,896       840,002

         Cash                                          500,000       125,000

         20,000 shares of Intercell Corporation      2,000,000        80,000
                                                    ----------   -----------

                                                    11,500,064    $1,645,409
                                                    ==========    ==========

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

LIQUIDITY:

        At December 31, 1996, the Company had positive working capital of $40,193. This positive position is from the receipt of cash proceeds for the sale of stock less operating losses. At December 31, 1995, the Company had a positive working capital of $1,142. This position was from income tax refunds receivable and the receipt of an escrow receivable in excess of accounts payable.


CAPITAL RESOURCES

        Total assets of the Company as of December 31, 1996 were $1,216,636 which consisted principally of $1,102,224 in investments acquired for common stock, and $73,259 notes receivable.

        Total assets of the Company as of December 31, 1995 were $1,142 which consisted solely of cash.

        Stockholders' equity decreased during the quarter ended December 31, 1996 due to losses recognized while operating through November 1, 1997 and selling on November 1, 1997 its Sun Tunnel Systems, Inc. dealerships and distributorships.

RESULTS OF OPERATION

        The Company had sales of $24,776 and $37,894 for the quarter and six months ended December 31, 1996, respectively during the period until November 1, 1996 when the company discontinued its operations as a dealer and distributor of skylights. For the quarter ended December 31, 1995 revenues were $1,136 from tax refunds and related interest.. For the six months ended December 31, 1995 revenues were $3,993 from tax refunds and related interest.

        General and administrative expenses for the six months and quarter ended December 31, 1996 $97,909 and $83,746, respectively were due to initiating the Company's business activities as a dealer and distributor of skylights and seeking other acquisition or merger opportunities. General and administrative expenses for the quarter and six months ended December 31, 1995 were due principally to accounting fees.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
------        -----------------

              None

Item 2.       Change in Securities
------        --------------------

              None

Item 3.       Defaults Upon Senior Securities
------        -------------------------------

              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              There were no meetings of security holders during the period covered by this report.


Item 5.       Other Information
------        -----------------

               None

Item 6.        Exhibits and Other Reports On Form 8-K
------         --------------------------------------

               None

                                   SIGNATURES



        Pursuant to the requirement of Section 13 or Section 15(D) of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:    January 29, 1997             Sunlight Systems, Ltd.
                                           (Registrant)

                                            /s/ Patricia E. Johnston
                                       By:  -----------------------------------
                                            Patricia E. Johnston
                                            Chief Executive Officer, President,
                                            Chief Financial Officer, Treasurer,
                                            And Director