Form 10QSB
period 1997-03-31
SUNLIGHT SYSTEMS LTD
filed 1997-05-15
CIK 827161

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997
                        COMMISSION FILE NUMBER 33-19598-D

                             SUNLlGHT SYSTEMS, LTD.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


           COLORADO                                      84-0992908
-------------------------------            -------------------------------------
(State or other jurisdiction of            ( I.R.S. Employer Identification No.)
incorporation or organization)

5222 South Holly
Greenwood Village, Colorado                                            80111
--------------------------------------                               ----------
(Address of principal executive office)                              (Zip code)

Registrant's telephone number, including area code                 303-779-1900
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

                                 Yes _X_        No ___

The number of shares of the registrant's $.0001 par value common stock outstanding as of March 31, 1997, was 11,500,064.

                             SUNLIGHT SYSTEMS, LTD.

                                      INDEX
                                                                           PAGE

Part I.      Financial Information

Item 1.      Balance Sheets
                 March  31, 1997 and 1996                                   1-2

                 Statements of Operations:
                 Quarters and Nine Months ended March 31, 1997 and 1996       3

                 Statements of Changes in Cash Flows
                 Nine Months ended March 31, 1997 and 1996                    4

                 Notes to Financial Statements                              5-7

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                8

Part II      Other Information

Item 1.      Legal Proceedings                                                9

Item 2.      Changes in Securities                                            9

Item 3.      Defaults Upon Senior Securities                                  9

Item 4.      Submission of Matter to a Vote of Security  Holders              9

Item 5.      Other Information                                                9

Item 6.      Exhibits and Reports on Form  8-K                                9

PART 1.     FINANCIAL INFORMATION
            ---------------------

Item 1      Financial Statements

                             Sunlight Systems, Ltd.
                                 Balance Sheets
                             March 31, 1997 and 1996

                                     ASSETS
                                                                         1997              1996
Current assets
      Cash                                                            $    3,704           $  558
      Current portion of notes receivable                                 25,234
                                                                      ----------           ------
      Total current assets                                                28,938              558
                                                                      ----------           ------



Other assets
      Investment in oil and gas properties                               171,970
      Available for sale securities:
          Energy Corporation common stock,
              Restricted                                                    --
              Unrestricted, including allowance for
                 increase in market value of $93,751                      93,751
           Intercell Corporation, common stock
                 Unrestricted, including allowance for
                 increase in market value of $33,750                      33,750
       Notes receivable, discounted for imputed
                 interest at 10%, net of current portion                  40,571
      Deposits                                                             4,090
                                                                       ---------

                                                                         344,132
                                                                       ---------



                                                                      $  373,070           $  558
                                                                      ==========           ======

                        See Notes to Financial Statements


                             Sunlight Systems, Ltd.
                           Balance Sheets (Continued)
                             March 31, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         1997             1996
Current liabilities
       Accounts payable-related party                                 $   24,500

                                                                      ----------
       Total current liabilities                                          24,500
                                                                      ----------
Stockholders' equity
Sunlight Systems, Ltd.
       Preferred stock, $.0001 par value
            5,000,000 shares authorized, none issued
       Common stock, $.0001 par value
          45,000,000 shares authorized, 11,500,064
          issued and outstanding                                           1,150
       Additional paid in capital                                        686,229
       Unrealized gain on securities available for sale                  127,501
       Accumulated deficit                                              (466,310)

Stockholders' equity
Mendell-Denver Corporation
       Preferred stock, $0.01 par value,
            1,000,000 shares authorized, none issued
       Common stock, $0.001 par value
            25,000,000 shares authorized, 7,322,007
            shares issued and outstanding                                                 $ 7,322
       Accumulated deficit                                                                 (6,764)
                                                                      ----------          -------
                                                                         348,570
                                                                      ----------          -------

                                                                      $  373,070          $   558
                                                                      ==========          =======


                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                            Statements of Operations

                                               Quarters Ended               Nine Months Ended
                                                  March 31,                      March 31,

                                           1997              1996           1997            1996
Revenues                               $     1,847      $             $     3,053      $    3,993

General and administrative expenses         61,142             584         159,051          6,206
                                       -----------      ----------     -----------      ---------

Loss from continuing operations            (59,295)           (584)       (155,998)        (2,213)
                                       -----------      ----------     -----------      ---------

Discontinued Operations
Loss from operations of
     discontinued segment                                                 (175,365)
Loss on sale of
      discontinued segment                                                (134,947)
                                                                        ----------
                                                                          (310,312)
                                                                        ----------

Net loss                                $  (59,295)     $     (584)     $ (446,310)   $    (2,213)
                                        ==========      ==========      ==========    ===========

Net loss per common shares              $   (.0052)     $   (.0000)     $   (.0456)   $    (.0003)
                                        ==========      ==========      ==========    ===========
Weighted average number of common
      shares outstanding                11,500,064       7,322,077      10,215,392      7,322,077
                                        ==========      ==========      ==========    ===========







                        See Notes to Financial Statements


                             Sunlight Systems, Ltd.
                            Statements of Cash Flows
                    Nine Months Ended March 31, 1997 and 1996

                                                                          1997              1996
Cash flows from operating activities
Net loss                                                              $ (466,310)        $   (584)
Adjustments to reconcile net loss to net cash from
  operating activities
          Loss on sale of long term assets                                52,118
          Depreciation and amortization                                    9,704
          Amortized discount on notes receivable                          (3,053)
Change in assets and liabilities:
      (Increase) decrease in:
          Deposits                                                        (4,090)
       Increase (decrease) in:
           Accounts payable                                               24,500
                                                                      ----------         --------
Net cash used by operating activities                                   (387,131)            (584)
                                                                      ----------         --------
Cash flows from investing activities
     Purchase of property and equipment                                  (71,172)
     Purchase of distribution and dealerships                            (42,546)
     Increase in start-up costs                                          (30,627)
     Proceeds from sale of assets                                         18,700
     Payments received on notes receivable                                 1,073
                                                                      ----------
Net cash used by investing activities                                   (124,572)
                                                                      ----------
Cash flows from financing activities
     Proceeds from sale of common stock                                  515,000
                                                                      ----------
Net cash flows from financing activities                                 515,000
                                                                      ----------         --------
Net increase in cash flows                                                 3,297             (584)
Cash, beginning                                                              407            1,142
                                                                      ----------         --------
Cash, ending                                                          $    3,704         $    558
                                                                      ==========         ========
Noncash  investing  and  financing  activities:
  Assets acquired by issuance of common stock:
         Investment in oil and gas property                           $  171,970
         Marketable equity securities of Energy Corporation           $   --
         Marketable equity securities of Intercell Corporation        $   --
     Note receivable acquired for sale of assets                      $   72,053



                        See Note to Financial Statements

                             Sunlight Systems, Ltd.
                          Notes to Financial Statements
                                 March 31, 1997

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

       Sunlight  was a dealer  in  Colorado  and  Nevada  and a  distributor  in
       Illinois, Ohio, Michigan and Indiana of skylights manufactured or imported by Sun Tunnel Systems, Inc. As discussed in Note 4, on November 1, 1997 the Company sold its dealerships and distributorships. The Company is actively seeking business opportunities for potential acquisition or merger.

2.     Presentation  of Interim Information

       In the opinion of the management of Sunlight Systems, Ltd. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the quarters and nine months ended March 31, 1997 and 1996, and cash flows for the nine months ended March 31, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

       The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1996.

                             Sunlight Systems, Ltd.
                    Notes to Financial Statements (continued)
                                 March 31, 1997

3.   Investment in Energy Corporation

     The company owns One Hundred and Sixty-Six Thousand, Six Hundred and Sixty Seven (166,667) restricted shares of Energy Corporation. Energy Corporation is a public company whose stock, as a result of it's decision to implement a voluntary Plan of Liquidation Dissolution, is not currently trading. As a result of the sale of all it's assets to Intercell Corporation (NASDAQ;INCE) on July 7, 1996, Energy Corporation received Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty Five (5,412,355) restricted shares of Intercell Corporation in exchange for such assets. Energy Corporation and Intercell Corporation have agreed to register and distribute to the shareholders of Energy Corporation the Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty-Five (5,412,355) shares held by Energy Corporation. All beneficial owners of common stock of Energy Corporation, as of July 8, 1996 will be entitled, over a three (3) year period, in six (6) equal installments, payable in January and April of each year commencing 1997 through 1999, to receive for each share of
     Intercell Corporation such holder owns, one (1) registered share of Intercell Corporation. Intercell Corporation is currently preparing the Registration Statement for filing with the Securities and Exchange Commission. The shares of Energy Corporation were acquired in a noncash transaction in exchange for shares of the Company. The shares have been recorded at no cost because the Company is unable to determine the cost of Energy Corporation shares of its predecessor owners.

     Unrealized gains and losses of marketable securities available for sale as of March 31, 1997 are as follows:

                                                                            Gross
                                                                          Unrealized     Fair
                                                   Shares       Cost        Gains        Value
         Energy Corporation:
         Shares with restrictions
            lasting more than one year             111,111    $   --      $187,500      $187,500
         Shares with restrictions
           lasting less than one year               55,556    $   --      $ 93,751      $ 93,751

         Intercell Corporation                      20,000    $   --      $ 33,750      $ 33,750


     The unrealized loss on shares with restrictions lasting for more than one year is not being recognized in the financial statements.

                             Sunlight Systems, Ltd.
                    Notes to Financial Statements (continued)
                                 March 31, 1997
4.   Discontinued operations

     On November 1, 1997, the Company sold its dealerships and distributorships in skylights manufactured or imported by Sun Tunnel Systems, Inc. including all of its assets. In separate transactions, the Company received 1)$18,700 in cash 2) a note receivable for $60,000 and 3) a note receivable for $30,000. The notes receivable are collaterialized by the assets sold and require payments of $1,250 and $1,000, respectively. The notes receivable are discounted to recognize an interest rate of 10%. The Company recognized a loss on the sale of $134,947.

5.   Stockholder Equity

     Sunlight Systems, Ltd. issued stock as follows
                                                       Shares            Value

     Exchange for 10,491,558 shares
     Mendell-Denver Corporation
     at five shares to one                            2,098,312    $         407
     Cash                                             2,083,960          300,000

     Oil and gas property(valued at the cost of
     the predecessor owner)                           2,083,896          171,970

     166,667 shares of Energy
     Corporation plus $90,000 cash                    2,733,896           90,002

     Cash                                               500,000          125,000

      20,000 shares of Intercell Corporation          2,000,000             --
                                                     ----------      -----------

                                                     11,500,064      $   687,379
                                                     ==========      ===========

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

LIQUIDITY:

         At March 31, 1997, the Company had positive working capital of $4,438. This positive position is from the receipt of cash proceeds for the sale of stock less operating losses. At March 31, 1996, the Company had a positive working capital of $558. This position was from income tax refunds receivable and the receipt of an escrow receivable in excess of accounts payable.


CAPITAL RESOURCES

         Total assets of the Company as of March 31, 1997 were $373,070 which consisted principally of $299,471 in investments and $65,805 notes receivable.

         Total assets of the Company as of March 31, 1996 were $558 which consisted solely of cash.


         Stockholders' equity decreased during the quarter ended March 31, 1997 due to general and administrative expenses which were principally legal expenses and cost incurred in evaluating potential acquisitions.

RESULTS OF OPERATION

         The Company had sales of $37,894 for the nine months ended March 31, 1997 during the period until November 1, 1996 when the company discontinued its operations as a dealer and distributor of skylights. Revenues for the quarter ended March 31, 1997 were entirely from amortizing the discount of the notes receivable. For the quarter ended December 31, 1995 revenues were $1,136 from tax refunds and related interest. For the nine months ended March 31, 1996 revenues were $3,993 from tax refunds and related interest.


         General and administrative expenses for the nine months and quarter ended March 31, 1997 of $159,051 and $61,142, respectively, were due to initiating the Company's business activities as a dealer and distributor of skylights and seeking other acquisition or merger opportunities. General and administrative expenses for the quarter and nine months ended March 31, 1996 were due principally to accounting fees.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
------       -----------------

             None

Item 2.      Change in Securities
------       --------------------

             None

Item 3.      Defaults Upon Senior Securities
------       -------------------------------

             None

Item 4.      Submission of Matters to a Vote of Security Holders
------       ---------------------------------------------------

             There were no meetings of security holders during the period covered by this report.

Item 5.      Other Information
------       -----------------

             None

Item 6.      Exhibits and Other Reports On Form 8-K
             --------------------------------------

             (a)   Exhibits:

                   Exhibit 27 - Financial Data Schedule

             (b)   Reports:

                   None

                                   SIGNATURES



        Pursuant to the requirement of Section 13 or Section 15(D) of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:    May 14, 1997                 Sunlight Systems, Ltd.
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