Form 10-K405/A
period 1996-06-30
SUNLIGHT SYSTEMS LTD
filed 1997-05-16
CIK 827161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A-2

         [X] Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities
             Exchange Act of 1934

         For the fiscal year ended:  June 30, 1996

                                OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange  Act of 1934

                         Commission File Number 33-19598-D

                             SUNLIGHT SYSTEMS, LTD.
             (Exact name of registrant as specified in its charter)

                          Nevada                    84-0992908
                          ------                    ----------
              (State or other jurisdiction       (I.R.S. Employer
            of incorporation or organization)    Identification No.)

                                5222 South Holly
                        Greenwood Village, Colorado 80111
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (303) 779-1900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] YES     [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X] YES      [ ] NO

As of August 31, 1996, there were Nine Million, Sixty-Four (9,000,064) common shares outstanding, Two million, Five Hundred and Ninety-One Thousand, Forty-Two (2,591,042)of which were held by non-affiliates. No market existed as of that date for the common stock of the Registrant. Therefore, the aggregate market value of the non-affiliated common shares, as of that date, was approximately $0.00.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Financial Statements for the Company's fiscal year ended June 30, 1995, included in the Company's Annual Report on Form 10K, dated October 11. 1995, which were filed as Exhibit 13.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1997.

     The Registrant submits its Form 10-K amendment number 2 to amend Item 8 of its Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on September 26, 1996 as follows:

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                              Financial Statements
                       Three years ended June 30, 1996 and
                        two months ended August 31, 1996

                                Table of Contents


                                                                    Page
Independent Auditors Report

Financial Statements

          Balance Sheets                                             F-2 to F-3
          Statements of Operation                                    F-4
          Statements of Changes in Stockholder's Equity              F-5
          Statement of Cash Flows                                    F-6 to F-7

Notes to Financial Statements                                        F-8 to F-12


                                     F-1.01

                           Larry O'Donnell, CPA, P.C.
2851 South Parker Road                                        Telephone 745-4545
Suite 1040
Aurora, Colorado 80014



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

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing their accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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


/s/ Larry O'Donnell, CPA, PC

September 14, 1996

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                                 Balance Sheets

                                     Assets
                                                                                   August 31,           June 30,            June 30,
                                                                                      1996                1996                1995

Current assets
         Cash ..........................................................            $ 56,997            $    407            $  2,084
         Accounts receivable ...........................................                 636                                   3,032
         Stock subscriptions note receivable ...........................              87,233
         Inventory .....................................................              92,361
         Prepaid expenses ..............................................                 638
         Income tax refund receivable ..................................                                                       1,113
                                                                                    --------            --------            --------
       Total current assets ............................................             237,865                 407               6,229
                                                                                    --------            --------            --------
 Property and equipment, net of
         accumulated depreciation of $2,163 ............................              67,320
                                                                                    --------

Other assets
         Investment in oil and gas properties ..........................             171,970
         Available for sale securities of
             Energy Corporation common stock,
                 Restricted ............................................                --
                 Unrestricted, including allowance
                     for increase in market value
                     of $263,891 .......................................             263,891
         Start-up costs, net of accumulated
              amortization of $1,021 ...................................              29,606
         Dealer and distributor costs, net of
              accumulated amortization of $1,667 .......................              28,333
         Deposits ......................................................               4,590
                                                                                    --------
                                                                                     498,390
                                                                                    --------            --------           ---------
                                                                                    $803,575            $    407            $  6,229
                                                                                    ========            ========            ========

                        See Notes to Financial Statements


                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                           Balance Sheets (Continued)

                      Liabilities and Stockholders' Equity
                                                                                    August 31,           June 30,           June 30,
                                                                                      1996                1996                1995

Current liabilities
         Accounts payable...............................................            $ 20,761                               $  2,345
         Loan payable...................................................              35,129
         Payroll and sales taxes........................................               4,725
                                                                                    --------                               --------
       Total current liabilities.........................................             60,615                                  2,345
                                                                                    --------                               --------
Commitments

Stockholders' equity
Sunlight Systems, Ltd.
         Preferred stock, $.0001 par value
             5,000,000 shares authorized, none issued
         Common stock, $.0001 par value
             45,000,000 shares authorized, 9,000,064
             issued and outstanding.....................................                 900
         Additional paid in capital.....................................             561,479
         Unrealized gain on securities
             available for sale.........................................             263,891
         Accumulated deficit............................................             (83,310)


Stockholders' equity
Mendell-Denver Corporation
         Preferred stock, $0.01 par value
             1,000,000 shares authorized, none issued
         Common stock, $0.001 par value
             25,000,000 shares authorized,
             shares issued and outstanding,
             1996,-10,491,558, 1995,-5,491,559..........................                                $ 10,492              5,492
         Accumulated deficit............................................                                 (10,085)            (1,608)
                                                                                    --------            --------            -------
                                                                                     742,960                 407              3,884
                                                                                    -------             --------            -------
                                                                                    $803,575            $    407            $ 6,229
                                                                                    ========            ========            ========

                        See Notes to Financial Statements


                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                            Statements of Operations



                                                         Two months
                                                           Ended                           Years  Ended June 30,
                                                       August 31, 1996        1996                1995              1994

Sales..............................................     $    2,278
Cost of sales......................................          1,202
                                                        ----------
Gross profit.......................................          1,076

Revenues...........................................                       $   8,993           $   6,872          $   2,759

General and administrative expenses................         84,386           12,570              16,332             43,194
 Interest expense..................................                                               3,969
                                                        ----------        ---------           ---------           --------
Loss from operations...............................        (83,310)          (3,577)            (13,429)           (40,435)

Provision from income taxes........................                                              (1,113)            (7,115)
                                                       -----------        ---------           ---------           --------
Net  loss..........................................    $   (83,310)       $  (3,577)          $ (12,316)          $(33,320)
                                                       ===========        =========           =========           ========
Net loss per common share..........................        ($.0093)         ($.0007)            ($.0022)           ($.0061)
                                                           =======          =======             =======            =======

Weighted average number of common
     shares outstanding............................      9,000,064        5,491,558           5,491,558          5,491,558
                                                         =========        =========           =========          =========









                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                            Statements of Cash Flows

                                                                 Two Months
                                                                   Ended               Year ended June 30,
                                                             August 31, 1996    1996         1995         1994
Cash flows from operating activities
Net loss ...................................................   $ (83,310)   $  (3,577)   $ (12,316)    $ (33,320)
Adjustments to reconcile net loss
     to net cash from operating activities
         Depreciation and amortization ....................       4,851
Change in assets and liabilities:
     (Increase) decrease in:
         Accounts and escrow receivable ....................        (636)       3,032       (3,032)
         Inventory..........................................     (92,361)
         Prepaid expenses ..................................        (638)
         Deposits ..........................................      (4,590)
         Income tax refunds receivable .....................                    1,113       (1,113)
      Increase (decrease) in:
          Accounts payable .................................      20,763       (2,345)      (9,905)      (21,716)
          Payroll and sales taxes ..........................       4,725
                                                               ---------    ---------    ---------     ---------
Net cash used by operating activities ......................    (151,196)      (1,777)     (26,366)      (55,036)
                                                               ---------    ---------    ---------     ---------
Cash flows from investing activities
     Purchase of property and equipment ....................     (69,483)
     Purchase of distribution, dealerships .................     (30,000)
     Increase in start-up costs ............................     (30,627)
                                                               ---------
Net cash used by investing activities ......................    (130,110)
                                                               ---------
Cash flows from financing activities
     Proceeds from sale of common stock ....................     302,767          100
     Increase in loan  payable .............................      35,129
                                                               ---------    ---------
Net cash flows from financing activities ...................     337,896          100
                                                               ---------    ---------
Net increase (decrease) in cash flows ......................      56,590       (1,677)     (26,366)      (55,036)
Cash, beginning ............................................         407        2,084       28,450        83,486
                                                               ---------    ---------    ---------     ---------
Cash ending                                                    $  56,997    $     407    $   2,084     $  28,450
                                                               =========    =========    =========     =========


                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                      Statements of Cash Flows (continued)

                                                              Two Months
                                                                 Ended                      Year Ended Ended June 30
                                                             August 31, 1996            1996         1995          1994
Supplemental disclosure of cash flow information:
      Cash paid (received) during the period for:

            Income taxes...................................                          $ (1,113)      $ 8,086       $ 4,116
                                                                                      =======       =======       =======
            Interest.......................................                                         $ 3,969
                                                                                                    =======
Noncash investing and financing activities:
       Assets acquired by issuance of common stock:
           Stock subscription note receivable..............    $  87,233
           Investment in oil and gas property..............    $ 171,970
           Marketable equity securities of
               Energy Corporation..........................           --











                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                          Notes to Financial Statements


1. Organization, Business and Merger of Mendell-Denver Corporation with Sunlight Systems, Ltd.

          Mendell-Denver Corporation (Mendell) was formed on July 22, 1985 for the purpose of acquiring, exploring and developing oil and gas properties. On May 1, 1992, Mendell sold all of its interests in oil and gas properties and has since had no business operations. Sunlight Systems, Ltd. (Sunlight) was formed on June 22, 1996. On July 17, 1996, it became a wholly-owned subsidiary of Mendell. Mendell was merged with and into Sunlight with Sunlight being the surviving corporation. Shareholders of Mendell received one common share of Sunlight for five shares of Mendell.

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

          Property and Equipment - Property and equipment are carried at cost. Major additions and betterments are capitalized while replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed. When property is retired or otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in operations.

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

          Oil and Gas Properties - The Company followed the successful efforts method of accounting for its oil and gas activities. Under this method, costs associated with the acquisition, drilling, and equipping of successful exploratory wells are capitalized and amortized ratably over the life of production from related proved reserves. Geological and geophysical costs, delay rentals, and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling, both successful and unsuccessful development wells, are also capitalized and amortized ratably over the life of production from related proved reserves. Undeveloped properties are assessed periodically to determine whether the properties have been impaired, and when impairment occurs, a loss is recognized.

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

         Unrealized gains and losses of marketable securities available for sale as of August 31, 1996 are as follows:

                                                            Gross
                                                          Unrealized    Fair
                                        Shares     Cost     Gains      Value

         Shares with restrictions
           lasting more than one year   111,111   $  --    $527,777   $527,777

         Shares with restrictions
           lasting less than one year    55,556   $  --    $263,891   $263,891

         The unrealized gain on shares with restrictions lasting for more than one year is not being recognized in the financial statements.

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                    Notes to Financial Statements (continued)

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

         The   components  of  deferred   taxes  at  August  31,  1996  in  the
         accompanying balance sheet is summarized below:

            Deferred tax assets (liabilities) arising from:
               Net operating loss carryover                       $20,000
               Unrealized gains on securities                      (4,000)
               Less valuation allowance                           (16,000)
                                                                  -------
                Deferred taxes - net                              $    -
                                                                  =======

         At August 31, 1996, the Company has approximately $80,000 of unused Federal net operating loss carryforwards, which expire in the year 2012.

7.        Stockholders' Equity

          Sunlight Systems, Ltd. issued stock as follows.

                                                            Shares       Value

          Exchange for 10,491,558 shares
          of Mendell-Denver Corporation
          at five shares for one                          2,098,312    $    407

          Cash                                            2,083,960     300,000

          Oil and gas property (valued at the cost of
          the predecessor owner)                          2,083,896     171,970

          166,667 shares of Energy
          Corporation plus $90,000 cash                   2,733,896      90,002
                                                          ---------   ---------
                                                          9,000,064    $562,379
                                                          =========    ========

         The  Company  has a stock  subscription  note  receivable  which  bears interest at 8% and collateralized by common stock Intercell Corporation. The note is due July 18, 1997 but the shareholder intends to liquidate the Intercell Corporation common stock and pay the note by September 30, 1996.

8.       Dealer agreement with Sun Tunnel Systems, Inc.

         The Company currently buys all of its products from Sun Tunnel Systems, Inc.under a dealer agreement.

         The Company is required by its dealer agreement to meet quotas. If the quotas are not met, this could invalidate the dealer agreement. The total cost of meeting the quotas could be $800,000. The quotas are s follows:

           Year ended           Colorado             Nevada
            June 30                      (in units)
              1997                 500                 150

              1999               1,000                 300
              1999               2,000                 500

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                    Notes to Financial Statements (continued)

8.        Dealer agreement with Sun Tunnel Systems, Inc. (Continued)

          Management believes that should it not meet the above quotas, it may be able to retain its dealers status through negotiations. Management also believes that should its relationship with Sun Tunnel Systems, Inc. cease, it would be able to pursue other business activities though the disruption would adversely affect operating results.

9.        Related Party Transactions

          TheCompany pays a management fee to Zenith Petroleum Corporation whose president and a stockholder is the President and a beneficial stockholder of the Company. Management fees of $14,000 were paid for the period ended August 31, 1996.

          The president of Energy Corporation is a minority stockholder of the Company.

          During the year ended June 30, 1995, the company paid officers $9,800 for accounting and consulting fees.

 10.      Investment in Oil and Gas Properties

          The Company has an investment in overriding royalty on leases which are held by a large independent oil and gas operator. The leases are fully paid for the next three years. The leases are presently not producing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        SUNLIGHT SYSTEMS, LTD.


                                             /s/ Patricia E. Johnston
                                        By: ------------------------------------
                                             Patricia E. Johnston,
                                             Chief Executive Officer, President,
                                             Chief Financial Officer, Treasurer
                                             and Director