Form 10KSB/A
period 1996-09-30
SUNLIGHT SYSTEMS LTD
filed 1997-05-16
CIK 827161

FORM 10-QSB/A-1

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

Item 6.      Exhibits and Reports on Form  8-K                               8

PART 1.     FINANCIAL INFORMATION
            ---------------------

Item 1      Financial Statements

                             Sunlight Systems, Ltd.
                                 Balance Sheets
                               September 30, 1996


                                     ASSETS


                                                                          1996             1995
Current assets

      Cash                                                            $    6,880           $4,299
      Stock subscriptions receivable                                      87,233
      Income tax refund receivable                                                          1,113
      Inventory                                                          103,001
      Prepaid expenses                                                     4,532
                                                                       ---------           ------
      Total current assets                                               201,646            5,412
                                                                       ---------


Property and equipment, net of
accumulated depreciation of $3,244                                        66,578
                                                                       ---------


Other assets
      Investment in oil and gas properties                               171,970
      Available for sale securities of
          Energy Corporation common stock,
              Restricted                                                  --
              Unrestricted, including allowance for
                 increase in market value of $222,224                    222,224
      Start-up costs, net of accumulated
            amortization of $1,531                                        29,096
      Dealer and distributor costs, net of
           accumulated amortization of $2,500                             27,500
      Deposits                                                             4,590
                                                                       ---------

                                                                         455,380
                                                                       ---------


                                                                       $ 723,604           $5,412
                                                                       =========            =====


                      Liabilities and Stockholders' Equity


                                                                          1996                     1995
Current liabilities

       Accounts payable                                                $  46,252
       Loan payable                                                       35,129
       Payroll and sales taxes                                             6,494
                                                                       ---------

       Total current liabilities                                          87,875
                                                                       ---------

Commitments

Stockholders' equity
Sunlight Systems, Ltd.
       Preferred stock, $.0001 par value
            5,000,000 shares authorized, none issued
       Common stock, $.0001 par value
          45,000,000 shares authorized, 9,000,064
          issued and outstanding                                             900
       Additional paid in capital                                        561,479
       Unrealized gain on securities available for sale                  222,224
       Accumulated deficit                                              (148,874)

Stockholders' equity
Mendell-Denver Corporation
       Preferred stock, $0.01 par value,
            1,000,000 shares authorized, none issued
       Common stock, $0.001 par value
            25,000,000 shares authorized, 5,491,558
            shares issued and outstanding                                                  $5,492
       Accumulated deficit                                                                    (80)
                                                                       ---------           ------
                                                                         635,729            5,412
                                                                       ---------           ------
                                                                       $ 723,604           $5,412
                                                                       =========           ======


                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                            Statements of Operations
                   Quarters Ended September 30, 1996 and 1995




                                                                          1996             1995

Sales                                                                  $  13,118
Cost of sales                                                              3,685
                                                                       ---------

Gross profit                                                               9,433

Revenues                                                                                  $ 2,857

General and administrative expenses                                      158,307            1,329
                                                                       ---------          -------

Net income (loss)                                                      $(148,874)         $ 1,528
                                                                       =========          =======

Net income (loss) per common shares                                    $ (.04165)          $.0003
                                                                       =========           ======
Weighted average number of common
      shares outstanding                                               9,000,064        5,491,558
                                                                       =========        =========









                        See Notes To Financial Statements


                             Sunlight Systems, Ltd.
                            Statements of Cash Flows
                    Quarter Ended September 30, 1996 and 1995


                                                                          1996              1995
Cash flows from operating activities
Net income (loss)                                                      $(148,874)          $1,528
Adjustments to reconcile net loss
      to net cash from operating activities
          Depreciation and amortization                                    7,275
Change in assets and liabilities:
      (Increase) decrease in:
          Escrow receivable                                                                 3,032
          Inventory                                                     (103,000)
          Prepaid expenses                                                (4,531)
          Deposits                                                        (4,590)
       Increase (decrease) in:
           Accounts payable                                               46,252           (2,345)
           Payroll and sales taxes                                         6,494
                                                                       ---------           ------
Net cash used by operating activities                                   (200,974)           2,215

Cash flows from investing activities
     Purchase of property and equipment                                  (69,822)
     Purchase of distribution and dealerships                            (30,000)
     Increase in start-up costs                                          (30,627)
                                                                       ---------
Net cash used by investing activities                                   (130,449)
                                                                       ---------
Cash flows from financing activities
     Proceeds from sale of common stock                                  302,767
     Increase in loan payable                                             35,129
                                                                       ---------
Net cash flows from financing activities                                 337,896
                                                                       ---------           ------
Net increase in cash flows                                                 6,473            2,215

Cash, beginning                                                              407            2,084
                                                                       ---------           ------
Cash, ending                                                           $   6,880           $4,299
                                                                       =========           ======

Non cash investing and financing activities:
  Assets acquired by issuance of common stock:
         Stock subscription note receivable                             $ 87,233
         Investment in oil and gas property                             $171,970
         Marketable equity securities of
            Energy Corporation                                          $   --




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

     Unrealized gains and losses of marketable securities available for sale as of September 30, 1996 are as follows:

                                                                           Gross
                                                                        Unrealized         Fair
                                              Shares        Cost           Gains           Value
         Shares with restrictions
            lasting more than one year        111,111     $  --          $444,444         $444,444

          Shares with restrictions
            lasting less than one year         55,556     $  --          $222,224         $222,224

     The unrealized gain on shares with restrictions lasting for more than one year is not being recognized in the financial statements.

4.   Stockholder Equity

     Sunlight Systems, Ltd. issued stock as follows

                                                       Shares           Value

            Exchange for 10,491,558 shares
            Mendell-Denver Corporation
            at five shares to one                     2,098,312      $       407
            Cash                                      2,083,960          300,000

            Oil and gas property (valued at
            the cost of the predecessor owner)        2,083,896          171,970

            166,667 shares of Energy
            Corporation plus $90,000 cash             2,733,896           90,002
                                                      ---------       ----------
                                                      9,000,064       $  562,379
                                                      =========       ==========

     The Company has a stock subscription note receivable which bears interest at 8% and is collateralized by common stock of Intercell Corporation. The note is due July 18, 1997 but the shareholder intends to liquidate the Intercell Corporation common stock and pay the note by December 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
           ---------------------------------------------------------------

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


CAPITAL RESOURCES
-----------------

         Total assets of the Company as of September 30, 1996 were $723,604 which consisted principally of $394,194 in investments, $103,001 in inventory and $87,233 stock subscriptions receivable acquired for common stock. The Company also had trade obligations of $52,246.

         Total assets of the Company as of September 30, 1995 were $5,412 which consisted of $4,299 in cash and $1,113 in income tax refunds receivable.

         Stockholders' equity increased during the quarter ended September 30, 1996 due to the issuance of common stock for cash $302,767; investments $171,970; and subscription receivable $87,233 net of a net loss of $148,874.

RESULTS OF OPERATION
--------------------

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