Form 10KSB/A
period 1996-09-30
SUNLIGHT SYSTEMS LTD
filed 1997-05-16
CIK 827161

FORM 10-QSB/A-1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER 33-19598-D

                             SUNLlGHT SYSTEMS, LTD.
             (Exact Name of Registrant as specified in its charter)


             COLORADO                                 84-0992908
--------------------------------           ------------------------------------
( State or other jurisdiction of           ( I.R.S. Employer Identification No.)
  incorporation or organization)

5222 South Holly
Greenwood Village, Colorado                                        80111
---------------------------------------                          ----------
(Address of principal executive office)                          (Zip code)

Registrant's telephone number, including area code              303-779-1900
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

                             SUNLIGHT SYSTEMS, LTD.

                                      INDEX
                                                                           PAGE

Part I.      Financial Information
             ---------------------

Item 1.      Balance Sheets
             December  31, 1996 and 1995                                   1-2

             Statements of Operations:
             Quarters and Six Months ended December 31, 1996 and 1995        3

             Statements of Changes in Cash Flows
             Six Months ended December 31, 1996 and 1995                     4

             Notes to Financial Statements                                 5-7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operation                    8

Part II      Other Information
             -----------------

Item 1.      Legal Proceedings                                               9

Item 2.      Changes in Securities                                           9

Item 3.      Defaults Upon Senior Securities                                 9

Item 4.      Submission of Matter to a Vote of Security  Holders             9

Item 5.      Other Information                                               9

Item 6.      Exhibits and Reports on Form  8-K                               9

PART 1.     FINANCIAL INFORMATION
            ---------------------

Item 1      Financial Statements

                             Sunlight Systems, Ltd.
                                 Balance Sheets
                           December 31, 1996 and 1995

                                     ASSETS
                                                                          1996              1995
Current assets
      Cash                                                             $  37,063           $1,142
      Current portion of notes receivable                                  9,147
                                                                       ---------           ------
      Total current assets                                                46,210            1,142
                                                                       ---------           ------



Other assets
      Investment in oil and gas properties                               171,970
      Available for sale securities:
          Energy Corporation common stock,
              Restricted                                                 --
              Unrestricted, including allowance for
                 increase in market value of $222,224                    222,224
           Intercell Corporation, common stock
                Unrestricted, including allowance for
                 increase in market value of 80,000                       80,000
       Notes receivable, discounted for imputed
                 interest at 10%, net of current portion                  64,112
      Deposits                                                             4,090
                                                                      ----------
                                                                         542,396
                                                                      ----------
                                                                      $  588,606           $1,142
                                                                      ==========           ======



                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                           Balance Sheets (Continued)
                             March 31, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         1996              1995
Current liabilities
       Accounts payable                                               $    6,017

                                                                      ----------
       Total current liabilities                                           6,017
                                                                      ----------
Stockholders' equity
Sunlight Systems, Ltd.
       Preferred stock, $.0001 par value
            5,000,000 shares authorized, none issued
       Common stock, $.0001 par value
          45,000,000 shares authorized, 11,500,064
          issued and outstanding                                           1,150
       Additional paid in capital                                        686,229
       Unrealized gain on securities available for sale                  302,224
       Accumulated deficit                                              (407,014)

Stockholders' equity
Mendell-Denver Corporation
       Preferred stock, $0.01 par value,
            1,000,000 shares authorized, none issued
       Common stock, $0.001 par value
            25,000,000 shares authorized, 7,322,007
            shares issued and outstanding                                                  $7,322
       Accumulated deficit                                                                 (6,180)
                                                                      ----------           ------
                                                                         582,589            1,142
                                                                      ----------           ------

                                                                      $  588,606           $1,142
                                                                      ==========            =====


                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                            Statements of Operations

                                                                     Quarters Ended                       Six Months Ended
                                                                      December 31,                          December 31,
                                                                 1996               1995                  1996            1995

Revenues ...........................................       $      1,206        $      1,136        $      1,206        $      3,993

General and administrative expenses ................             83,746               4,293              97,909               5,622
                                                           ------------        ------------        ------------        ------------

Loss from continuing operations ....................            (82,540)             (3,157)            (96,703)             (1,629)

                                                           ------------        ------------        ------------        ------------

Discontinued Operations
Loss from operations of
     discontinued segment ..........................            (40,654)                               (175,365)
Loss on sale of
      discontinued segment .........................           (134,947)                               (134,947)
                                                           ------------                            ------------
                                                               (175,601)                               (310,312)
                                                           ------------                            ------------

Net loss ...........................................       $   (258,141)       $     (3,157)       $   (407,015)       $     (1,629)
                                                           ============        ============        ============        ============

Net loss per common shares .........................       $     (.0254)       $     (.0004)       $     (.0425)       $     (.0002)
                                                           ============        ============        ============        ============
Weighted average number of common
      shares outstanding ...........................         10,147,000           7,322,077           9,576,000           7,322,077
                                                           ============        ============        ============        ============



                        See Notes to Financial Statements


                             Sunlight Systems, Ltd.
                            Statements of Cash Flows
                   Six Months Ended December 31, 1996 and 1995
                                                                          1996              1995
Cash flows from operating activities
Net loss                                                               $(407,015)         $(1,629)
Adjustments to reconcile net loss to net cash from
   operating activities
          Loss on sale of long term assets                                43,889
          Depreciation and amortization                                    9,704
          Amortized discount on notes receivable                          (1,206)
Change in assets and liabilities:
      (Increase) decrease in:
          Escrow receivable                                                                 3,032
          Deposits                                                        (4,090)
       Increase (decrease) in:
           Accounts payable                                                6,019           (2,345)
                                                                       ---------          -------
Net cash used by operating activities                                   (352,665)            (942)
                                                                       ---------          -------
Cash flows from investing activities
     Purchase of property and equipment                                  (71,172)
     Purchase of distribution and dealerships                            (42,546)
     Increase in start-up costs                                          (30,627)
     Proceeds from sale of assets                                         18,700
                                                                       ---------
Net cash used by investing activities                                   (125,645)
                                                                       ---------
Cash flows from financing activities
     Proceeds from sale of common stock                                  515,000
                                                                       ---------
Net cash flows from financing activities                                 515,000
                                                                       ---------          -------
Net increase in cash flows                                                36,656             (942)
Cash, beginning                                                              407            2,084
                                                                       ---------          -------
Cash, ending                                                           $  37,063          $ 1,142
                                                                       =========          =======
Noncash  investing  and  financing  activities:
  Assets  acquired by issuance of common stock:
         Investment in oil and gas property                             $171,970
         Marketable equity securities of Energy Corporation             $  --
         Marketable equity securities of Intercell Corporation          $  --
     Note receivable acquired for sale of assets                        $ 72,053


                        See Note to Financial Statements
                                       -4-

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

2.     Presentation  of Interim Information

       In the opinion of the management of Sunlight Systems, Ltd. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1996, and the results of operations for the quarters and six months ended December 31, 1996 and 1995, and cash flows for the six months ended December 31,1996 and 1995. Interim results are not necessarily indicative of results for a full year.

       The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1996.

                             Sunlight Systems, Ltd.
                    Notes to Financial Statements (continued)
                                December 31, 1996

3.   Investment in Energy Corporation and Intercell Corporation

     The company owns One Hundred and Sixty-Six Thousand, Six Hundred and Sixty Seven (166,667)restricted shares of Energy Corporation. Energy Corporation is a public company whose stock, as a result of it's decision to implement a voluntary Plan of Liquidation Dissolution, is not currently trading. As a result of sale of all it's assets to Intercell Corporation (NASDAQ;INCE) on July 7, 1996, Energy Corporation received Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty Five (5,412,355) restricted shares of Intercell Corporation in exchange for such assets. Energy Corporation and Intercell Corporation have agreed to register and distribute to the shareholders of Energy Corporation the Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty-Five (5,412,355) shares held by Energy Corporation. All beneficial owners of common stock of Energy Corporation, as of July 8, 1996 will be entitled, over a three (3) year period, in six (6) equal installments, payable in January and April of each year commencing 1997 through 1999, to receive for each share of Intercell Corporation, such holder own, one (1) registered share of Intercell Corporation. Intercell Corporation is currently preparing the Registration Statement for filing with the Securities and Exchange Commission.

     The shares of Energy Corporation were acquired in a noncash transaction in exchange for shares of the Company. The shares have been recorded at not cost because the Company is unable to determine the cost of Energy Corporation shares of its predecessor owners.

     Unrealized gains and losses of marketable securities available for sale as of December 31, 1996 are as follows:

                                                                            Gross        Fair
                                                Shares     Cost           Unrealized     Value
                                                                            Gains
       Energy Corporation:
       Shares with restrictions
            lasting more than one year         111,111    $   --          $444,444       $444,444
       Shares with restrictions
            lasting less than one year          55,556    $   --          $222,224       $222,222

       Intercell Corporation                    20,000    $   --          $  0,000       $ 80,000

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
                                                                      ==========      ===========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
           ---------------------------------------------------------------

LIQUIDITY:
---------

     At December 31, 1996, the Company had positive working capital of $40,193. This positive position is from the receipt of cash proceeds for the sale of stock less operating losses. At December 31, 19956, the Company had a positive working capital of $1,142. This position was from income tax refunds receivable and the receipt of an escrow receivable in excess of accounts payable.


CAPITAL RESOURCES
-----------------

     Total assets of the Company as of December 31, 1996 were $586,606 which consisted principally of $474,194 in investments acquired for common stock, and $73,259 notes receivable.

     Total assets of the Company as of December 31, 1995 were $1,142 which consisted solely of cash.

     Stockholders' equity decreased during the quarter ended December 31, 1996 due to losses recognized while operating through November 1, 1997 and selling on November 1, 1997 its Sun Tunnel Systems, Inc. dealerships and distributorships.

RESULTS OF OPERATION
--------------------

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

     General and administrative expenses for the six months and quarter ended December 31, 1996 of $97,909 and $83,746, respectively were due to initiating the Company's business activities as a dealer and distributor of skylights and seeking other acquisition or merger opportunities. General and administrative expenses for the quarter and six months ended December 31, 1995 were due principally to accounting fees.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         None

Item 2.  Change in Securities
-------  --------------------

         None

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         There were no meetings of security holders during the period covered by this report.

Item 5.  Other Information
-------  -----------------

         None

Item 6   Exhibits and Other Reports On Form 8-K
         --------------------------------------

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



Dated:    May 14, 1997                  Sunlight Systems, Ltd.
                                             (Registrant)


                                           /s/ Patricia E. Johnston
                                        By ------------------------------
                                           Patricia E. Johnston
                                           Chief Executive Officer, President,
                                           Chief Financial Officer, Treasurer,
                                           And Director