Form 10KSB40
period 1997-06-30
SUNLIGHT SYSTEMS LTD
filed 1997-09-29
CIK 827161

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20524

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended: June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number: 33-19598-D

                             SUNLIGHT SYSTEMS, LTD.
             (Exact name of registrant as specified in its charter)

Nevada                                                    84-0992908
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification number)

5222 South Holly, Greenwood Village, Colorado                           80111
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  303-779-1900

Securities registered pursuant to Section 12(b) of the Act:   None

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON $0.001
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


     As of June 30, 1997, there were Eleven Million Five Hundred Thousand and Sixty-Four (11,500,064) common shares outstanding, Two million, Five Hundred and Ninety-One Thousand, Forty-Two (2,591,042) of which were held by non-affiliates. The market as of that date for the common stock of the Registrant was $.18 bid, $.75 asked. Therefore, the aggregate market value of the non-affiliated common shares, as of that date, was approximately $2,070,012.

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

         Subsequent to the Merger, the Company issued an additional Eight Million, Nine Hundred and One Thousand, Seven Hundred and Fifty-Two (8,901,752) restricted shares to subscribers. As a result of both the Merger and the issuance of the additional restricted shares, the Company, as of the date of this Report has approximately Eleven Million Five Hundred Thousand and Sixty-Four (11,500,064) shares issued and outstanding.

         From May 1, 1992 to June 30, 1996, Mendell was essentially inactive and its activities were primarily devoted to "winding up" operations as a result of the sale of its oil and gas properties. The former Mendell operated, from its inception on July 22, 1985, as an independent oil and gas company engaged in the business of developing and producing crude oil and natural gas reserves in the United States, primarily in the Watenberg Field, Denver Julesburg Basin, Weld County, Colorado, until May 1,1992 when it sold all of its oil and gas properties and effectively ceased operations.

         SINCE THE FORMER MENDELL HAS NOT BEEN ENGAGED IN ANY SIGNIFICANT, OPERATIONAL ACTIVITIES FOR THE PAST TWO YEARS PRECEDING JUNE 30, 1996 AND SINCE THE PRINCIPAL BUSINESS ACTIVITIES OF THE COMPANY, AS DESCRIBED IN THIS ITEM ARE MATERIALLY DIFFERENT FROM THE PRIOR ACTIVITIES, ANY DISCLOSURE RELATING TO THE PRIOR HISTORICAL ACTIVITIES OF MENDELL IS CONSIDER IMMATERIAL AND IRRELEVANT TO AN INFORMED UNDERSTANDING OF THE COMPANY AND THEREFORE, IS OMITTED. PERSONS INTERESTED IN SUCH PREVIOUS HISTORICAL INFORMATION SHOULD CONSULT PRIOR FILINGS MADE BY MENDELL-DENVER CORPORATION WITH THE SECURITIES EXCHANGE COMMISSION.

In connection with the Merger, the Company also has elected new officers and directors. (See Item 10.)

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
         ---------------------------------------------

         The Company has been involved in one industry segment and line of business, namely the sale and distribution of a skylight, known as the Sun
Tunnel(R) in the natural lightning industry. The sun Tunnel is primarily utilized in the residential housing industry. (See NARRATIVE DESCRIPTION OF BUSINESS AND FINANCIAL STATEMENTS.) Since this line of business failed to be profitable, the Company discontinued it and sold its related assets.

(c)(1)   NARRATIVE DESCRIPTION OF BUSINESS
         ---------------------------------

         The Company was engaged in the marketing and sale of a skylight, known as the Sun Tunnel(R). The Company had two (2) Dealer Agreements and a Distributorship Agreement with Sun Tunnel Systems, Inc., a California corporation. This business segment was continued as of November 1, 1996.

         The Company's present business activities are to locate and evaluate business opportunities for potential merger or acquisition.

         (i)   THE PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

         The  Company  is  currently  not  marketing  any  products   since  the
discontinuance of its skylight activities.

         (ii)  SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company is does not require raw materials since the discontinuance of its skylight activities.

 .        (iii) PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD

         The Company has no intellectual property rights.

         (v)   WORKING CAPITAL ITEMS

         The Company is not required to carry significant working capital since business activities are to locate and evaluate business opportunities for potential merger.

         (vi)     MAJOR CUSTOMERS

         The Company is not dependent upon any one or a few specific customers.

         (vii)    RENEGOTIATION OR TERMINATION OF GOVERNMENT CONTRACTS

         No portion of the Company's business, in its current state, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

         (viii)  COMPETITIVE CONDITIONS

         Since  business   activities  are  to  locate  and  evaluate   business
opportunities for potential merger the company is not subject to competitive conditions.

         (ix)    RESEARCH AND DEVELOPMENT ACTIVITIES

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

         (xi)    EMPLOYEES

         As of June 30, 1997 , the Company has no employees except Patricia E. Johnston, President and Chief Executive Officer of the Company.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         ----------------------------------------------------------------------
         SALES
         -----

         The Company does not have sales to customers outside of the United States.

                                     ITEM 2.

                                   PROPERTIES

OFFICE FACILITIES
-----------------

         The Company has no principal executive offices. The Company's president utilizes an office at her residence at 5222 South Holly, Greenwood Village, Colorado 80111 at no cost to the Company. The phone number for this office is 303-779-1900.

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

         As  of  June  30,  1997,  the  Company  had   eighty-two   (82)  record
shareholders of the Eleven Million Five Hundred Thousand and Sixty-Four (11,500,064) shares of its common stock.

                                                       ITEM 6

                                               SELECTED FINANCIAL DATA


                                     1997                   1996                   1995                    1994
                                     ----                   ----                   ----                    ----
For the year:
Oil and gas sales                  $   -0-                 $  -0-                $   -0-                 $   -0-
Other revenues                        4,274                 8,993
Earnings (loss)                    (487,092)               (3,577)               (12,316)                (33,320)
Earnings  (loss) per common
  share                              (.0461)               (.0007)                (.0022)                 (.0061)

At June 30:
Total Assets                       $270,070                $  407                $ 6,229                 $28,450
Stockholders' Equity                238,570                   407                  3,884                  16,200
Working Capital                     (13,584)                  407                  3,884                  16,200

The Company has no long term debt.

                                     ITEM 7

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996.
---------------------------------------------

(a)      LIQUIDITY.
         ---------

         At June 30, 1997, the Company had negative working capital of $(13,584). This negative position is from the operating losses exceeding cash proceeds from the sale of stock. At June 30, 1996, the Company had a positive working capital of $407. This position was accounted for by the receipt option revenue, interest income and a tax refund.

         Cash Flow from Operations was ($402,134) in 1997 as compared to ($1,777) in 1996.

(b)      CAPITAL RESOURCES.
         -----------------

         Total assets of the Company as of June 30, 1997 were $270,070 as compared to $407 at June 30, 1996. The increase in the assets the reflects acquisition the assets acquired through the issuance of stock and from the sale of discontinued operation.

         Stockholder's equity of $238,570 at June 30, 1997, as compared to stockholder's equity of $407 at June 30, 1996, is the result of issuing stock less operating losses. The Company had no capital commitments at June 30, 1997.

(c)      RESULTS OF OPERATIONS.
         ---------------------

         The Company had sales of $37,894 during the period until November 1, 1996 when the company discontinued its operations as a dealer and distributor of skylights. Revenues since November 1, 1996 were $4,274 from amortizing the discount of the notes receivable and $31,781 from the sale of securities held as investments.

         The Company discontinued its operations as a dealer and distributor of skylights on November 1, 1996. The company recognized a loss of $(173,911) from operating this business segment and recognized a loss of $(134,947) from the sale of its assets.

          General and administrative expenses of $214,289 for the year ended June 30, 1997 were due to initiating the Company's business activities as a dealer and distributor of skylights and seeking other acquisition or merger opportunities. Depreciation and amortization expenses in 1997 were $4,104 and $5,600, respectively. Depreciation and amortization were entirely related to the discontinued business segment.

         The Company had no revenues from the sale of oil and gas for the fiscal year ended June 30, 1996. Revenues as previously mentioned were derived from option revenues, interest income and a tax refund. The funds realized from such revenues were used to pay general administrative costs and to fund the buy-out of an option. Total expenses were $12,570 resulting in a net loss for the fiscal year ended June 30, 1996 of ($2,464).

         At June 30, 1996, the Company had substantially finished the discontinuation of its oil and gas activities. There were no Production Costs in 1996. There was no Depreciation, Depletion and Amortization Expense in 1996, since the Company owned no oil and gas properties, real estate of any type, furniture or equipment.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995.
----------------------------------------------

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

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             SUNLIGHT SYSTEMS, LTD.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        PAGE
                                                                        ----

Table of Contents                                                       F-1.01

Independent Auditors' Reports                                           F-1

Balance Sheet - June 30, 1997                                           F-2, F-3

Statements of Operations - For the Years Ended June 30, 1997 and 1996   F-4

Statements of Changes in Stockholders' Equity - For the Years Ended
                                             June 30, 1997 and 1996     F-5

Statements of Cash Flows - For the Years Ended June 30, 1997 and 1996   F-6, F-7

Notes to Financial Statements                                           F-8 to
                                                                        F-13


                 The schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information required is in the financial statements or footnotes.

                             Sunlight Systems, Ltd..
                      (Formerly Mendell-Denver Corporation)
                              Financial Statements
                                  June 30, 1997

                                Table of Contents



                                                                        Page
                                                                        ----

Independent Auditor's Report                                         F-1

Financial Statements

          Balance Sheet                                              F-2 to F-3
          Statements of Operations                                   F-4
          Statements of Changes in Stockholders' Equity              F-5
          Statements of Cash Flows                                   F-6 to F-7

Notes to Financial Statements                                        F-8 to F-13
























                                     F-1.01

                           Larry O'Donnell, CPA, P.C.

Telephone 745-4545
                                                           2280 South Xanadu Way
                                                                       Suite 370
                                                          Aurora, Colorado 80014


Board of Directors
Sunlight Systems, Ltd.
Greenwood Village, Colorado


                          Independent Auditor's Report

I have audited the accompanying balance sheet of Sunlight Systems, Ltd. (formerly Mendell-Denver Corporation) as of June 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunlight Systems, Ltd. (formerly Mendell-Denver Corporation) as of June 30, 1997 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.


Larry O'Donnell, CPA, PC

September 24, 1997

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                                  Balance Sheet
                                  June 30, 1997

                                     ASSETS

Current assets
      Cash                                                          $  8,128
      Current portion of notes receivable                              9,788
                                                                    --------

      Total current assets                                            17,916
                                                                    --------
Other assets
      Investment in oil and gas properties                           171,970
      Available for sale securities:
           Energy Corporation, common stock
              Unrestricted, including allowance for
                 increase in market value of $31,483                  31,483
           Intercell Corporation, common stock
              Unrestricted, including allowance for
                 increase in market value of $6,800                    6,800
       Notes receivable, discounted for imputed
                 interest at 10%, net of current portion              37,811
      Deposits                                                         4,090
                                                                    --------

                                                                     252,154
                                                                    --------
                                                                    $270,070
                                                                    ========













                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                            Balance Sheet (Continued)
                                  June 30, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable-related party                                $ 31,500
                                                                     --------


       Total current liabilities                                       31,500
                                                                     --------

Stockholders' equity
       Preferred stock, $.0001 par value
            5,000,000 shares authorized, none issued
       Common stock, $.0001 par value
          45,000,000 shares authorized, 11,500,064
          issued and outstanding                                        1,150
       Additional paid in capital                                     686,229
       Unrealized gain on securities available for sale                38,283
       Accumulated deficit                                           (487,092)
                                                                     --------
                                                                      238,570
                                                                     --------
                                                                     $270,070
                                                                     ========













                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                            Statements of Operations
                       Years ended June 30, 1997 and 1996



                                                     1997           1996
                                                     ----           ----

Revenues                                         $   4,274      $   8,993

General and administrative expenses                214,289         12,570
                                                 ---------      ---------

Loss from continuing operations                   (210,015)        (3,577)
                                                 ---------      ---------

Gain on sale of securities                          31,781

Discontinued Operations
Loss from operations of
     discontinued segment                         (173,911)
Loss on sale of
      discontinued segment                        (134,947)
                                                  --------
                                                  (308,858)
                                                  --------


Net loss                                         $(487,092)     $  (3,577)
                                                 =========      =========

Net loss per common shares                       $  (.0461)     $  (.0007)
                                                 =========      =========


Weighted average number of common
      shares outstanding                         10,554,859     5,491,558
                                                 ==========     =========








                        See Notes to Financial Statements

                                                                 Sunlight Systems, Ltd.

                                                      (Formerly Mendell-Denver Corporation)
                                                  Statements of Changes in Stockholders' Equity
                                                        Years Ended June 30, 1997 and 1996

                                                    Sunlight Systems, Ltd.                         Mendell-Denver Corporation
                                ------------------------------------------------------------  --------------------------------------
                                                       Additional   Unrealized
                                   Common Stock         Paid-In       Gain On    Accumulated         Common Stock       Accumulated
                                 Shares    Amount       Capital     Securities     Deficit        Shares       Amount     Deficit

Balance, June 30, 1995                                                                           5,491,558    $ 5,492     $(1,608)

Sale of common stock                                                                             5,000,000        100      (4,900)

Net loss for the year                                                                                                      (3,577)
                                                                                                                          -------

Balance, June 30, 1996                                                                          10,491,558      5,592     (10,085)

Exchange of Mendell-Denver
  Corporation stock for
  Sunlight Systems, Ltd
  stock at 5 for 1              2,098,312  $   210     $      197                              (10,491,558)    (5,592)     10,085

Issuance of common stock
  for cash and other property   9,401,752      940      1,439,312

Net loss for the year                                                            (487,092)

Unrealized gain on securities                                         38,283
                               ----------  -------     ----------    -------    ---------      -----------    -------     -------

Balance, June 30, 1997         11,500,064  $ 1,150     $1,439,509    $38,283    $(487,092)          --        $    --     $   --
                               ==========  =======     ==========    =======    =========      ===========     =======    =======


                                               See Notes to Financial Statements

                             Sunlight Systems, Ltd.

                      (Formerly Mendell-Denver Corporation)
                            Statements of Cash Flows
                       Years Ended June 30, 1997 and 1996

                                                           1997           1996
                                                           ----           ----
Cash flows from operating activities
Net loss                                                $(487,092)    $  (3,577)
Adjustments to reconcile net loss to net cash
from operating activities
          Loss on sale of long term assets                 52,118
          Depreciation and amortization                     9,704
          Amortized discount on notes receivable           (4,274)
Change in assets and liabilities:
      (Increase) decrease in:
          Accounts and escrow receivable                                  3,032
          Deposits                                         (4,090)
          Income tax refunds receivable                                   1,113
       Increase (decrease) in:
          Accounts payable                                 31,500        (2,345)
                                                        ---------     ---------

Net cash used by operating activities                    (402,134)       (1,777)
                                                        ---------     ---------

Cash flows from investing activities
     Purchase of property and equipment                   (71,172)
     Purchase of distribution and dealerships             (42,546)
     Increase in start-up costs                           (30,627)
     Proceeds from sale of assets                          18,700
     Payments received on notes receivable                 20,500
                                                        ---------

Net cash used by investing activities                    (105,145)
                                                        ---------

Cash flows from financing activities
     Proceeds from sale of common stock                   515,000           100
                                                        ---------     ---------

Net cash flows from financing activities                  515,000           100
                                                        ---------     ---------

Net increase(decrease) in cash flows                        7,721        (1,677)
Cash, beginning                                               407         2,084
                                                        ---------     ---------

Cash ending                                             $   8,128     $     407
                                                        =========     =========

                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                      Statements of Cash Flows (Continued)
                       Years Ended June 30, 1997 and 1996


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


























                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                          Notes to Financial Statements
                                  June 30, 1997

1 Organization, Business and Merger of Mendell-Denver Corporation with Sunlight Systems, Ltd.

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

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                    Notes to Financial Statements (Continued)
                                  June 30, 1997

2.   Significant Accounting Policies (Continued)

     Intangible Assets - Intangible assets subject to amortization include start-up costs and dealer and distributor costs. Start-up costs are being amortized on a straight-line basis over five years. Dealer and distributor costs are being amortized over the life of the dealer and distributor agreements of three years.

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

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                    Notes to Financial Statements (Continued)
                                  June 30, 1997

2.   Significant Accounting Policies (Continued)

     Cash Equivalents - For purposes of reporting cash flow, the Company considers cash and certificates of deposit with original maturity of three months or less to be cash equivalents.

3.   Investment in Energy Corporation

     The company owned One Hundred and Sixty-Six Thousand, Six Hundred and Sixty Seven (166,667) restricted shares of Energy Corporation. Energy Corporation is a public company whose stock, as a result of it's decision to implement a voluntary Plan of Liquidation Dissolution, is not currently trading. As a result of the sale of all it's assets to Intercell Corporation (NASDAQ;INCE) on July 7, 1996, Energy Corporation received Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty Five (5,412,355) restricted shares of Intercell Corporation in exchange for such assets. Energy Corporation and Intercell Corporation have agreed to register and distribute to the shareholders of Energy Corporation the Five Million, Four Hundred and Twelve Thousand, Three Hundred and Fifty-Five (5,412,355) shares held by Energy Corporation. All beneficial owners of common stock of Energy Corporation, as of July 8, 1996 will be entitled, over a three (3) year period, in six (6) equal installments, payable in January and April of each year commencing 1997 through 1999, to receive for each share of
     Intercell Corporation such holder owns, one (1) registered share of Intercell Corporation. Intercell Corporation is currently preparing the Registration Statement for filing with the Securities and Exchange Commission. On August 25, 1997 the Company received its shares of Intercell Corporation.

     The shares of Energy Corporation were acquired in a noncash transaction in exchange for shares of the Company. The shares have been recorded at no cost because the Company is unable to determine the cost of Energy Corporation shares of its predecessor owners.

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                    Notes to Financial Statements (Continued)
                                  June 30, 1997

3.    Investment in Energy Corporation (Continued)

     Unrealized gains and losses of marketable securities available for sale as of June 30, 1997 are as follows:

                                                             Gross         Fair
                                        Shares     Cost    Unrealized     Value
     Energy Corporation:                                     Gains
     Shares with restrictions
        lasting more than one year      46,298   $   --    $  15,741    $ 15,741
      Shares with restrictions
        lasting less than one year      92,596   $   --    $  31,483    $ 31,483
      Intercell Corporation             20,000   $   --    $   6,800    $  6,800

     The unrealized loss on shares with restrictions lasting for more than one year is not being recognized in the financial statements.

4.   Discontinued operations

     On November 1, 1997, the Company sold its dealerships and distributorships in skylights manufactured or imported by Sun Tunnel Systems, Inc. including all of its assets. In separate transactions, the Company received 1)$18,700 in cash 2) a note receivable for $60,000 and 3) a note receivable for $30,000. The notes receivable are collaterialized by the assets sold and require payments of $1,250 and $1,000, respectively. The notes receivable are discounted to recognize an interest rate of 10%. The Company recognized a loss on the sale of $134,947. The $30,000 note receivable was further discounted and collected in full in April, 1997.

5.   Related Party Transactions

     The Company pays a management fee to Zenith Petroleum Corporation whose president and a stockholder is the President and a beneficial stockholder of the Company. Management fees of $91,000 were recorded for the year ended June 30, 1997 of which $31,500 are included in accounts payable at June 30, 1997.

     The president of Energy Corporation is a minority stockholder of the Company.

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                    Notes to Financial Statements (Continued)
                                  June 30, 1997

6.   Stockholders' Equity

     Sunlight Systems, Ltd. issued stock as follows

                                                       Shares            Value
     Exchange for 10,491,558 shares
      Mendell-Denver Corporation
      at five shares to one                          2,098,312        $     407
      Cash                                           2,083,960          300,000

     Oil and gas property (valued at the cost of
      the predecessor owner)                         2,083,896          171,970

     166,667 shares of Energy
      Corporation plus $90,000 cash                  2,733,896           90,002

     Cash                                              500,000          125,000

     20,000 shares of Intercell Corporation          2,000,000             --
                                                     ---------         --------

                                                     11,500,064        $687,379
                                                     ==========        ========

7.   Investment in Oil and Gas Properties

     The Company has an investment in overriding royalty on leases which are held by a large independent oil and gas operator. The leases are fully paid for the next three years. The leases are presently not producing.

                             Sunlight Systems, Ltd.
                      (Formerly Mendell-Denver Corporation)
                    Notes to Financial Statements (Continued)
                                  June 30, 1997

8.   Income Taxes

     Deferred  income  taxes  arise  from  the  temporary   differences  between
     financial statement and income tax recognition of net operating losses and unrealized gain and losses of marketable securities.

     The components of deferred taxes at June 30, 1997 in the accompanying balance sheet is summarized below:

     Deferred tax assets (liabilities) arising from:
        Net operating loss carryover                       $ 120,000
        Unrealized gains on securities                        (9,000)
        Less valuation allowance                            (111,000)

        Deferred taxes - net                                $    --
                                                            ========

     At June 30, 1997, the Company has approximately $480,000 of unused Federal net operating loss carryforwards, which expire in the year 2012.

                                    PART III

                                     ITEM 10

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       NAME AND AGE                   POSITION                           PERIOD OF SERVICE
Patricia E. Johnston (39)     President,  Chief Executive  Officer,     June 1996 to Present
                              Chief  Financial  Offer,  Treasurer &
                              Director

Cheri L. Perry (49)           Secretary                                 June 1996 to Present



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

BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS.
--------------------------------------------------

         PATRICIA  E.  JOHNSTON.  Ms.  Johnston  has been the  President,  Chief
Executive Officer, Chief Financial Officer, Treasurer and a Director of the Company since its incorporation on June 25,1996. From 1991 to the present, Ms. Johnston has been a licensed real estate agent with Perry & Butler Realty, Inc., she serves specifically as a residential Realtor. She has been given the distinction for four consecutive years of the President Club - "Gold" (Perry & Butler Realty, Inc. recognition of Top Sale Producers). Prior to that time, she held various top executive positions with numerous publicly traded and private companies in the oil and gas investment, mineral exploration and development industries and was involved in other business activities in the real estate and investment industries.

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

         DAVID M. HEDGES. Mr. Hedges was a Director of the Company from December 8, 1987 to July 22, 1996.

                                     ITEM 11

                             EXECUTIVE COMPENSATION

         No compensation has been paid to any Executive Officer or Director or to them as a group during the fiscal year ended June 30, 1997. All officers and Directors of the Company prior to the change in control have resigned their positions and consequently no compensation will be paid to them by the Company in the future.

         Present members of Management are currently serving without any compensation on behalf of the Company. However, Zenith Petroleum Corporation was paid $91,000 for consulting fees as of June 30, 1997. See Note 5 to Notes to Financial Statements.

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

                                     ITEM 12

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         Based upon information which has been made available to the Company by its Stock Transfer Agent, the following tables sets forth, as of September 23, 1997, the common shares owned by each person, known by the Company to own more the 5% of the outstanding common stock of the Company and for each officer and director, and the officers and directors as a group.

NAME & ADDRESS OF                         NUMBER OF SHARES       PERCENTAGE(1)
BENEFICIAL OWNER

Zenith Petroleum Corporation                 2,230,619(2)          19.40%
5222 S. Holly                                         (3)
Greenwood Village, CO 80111

Bert Roosen                                  2,263,117(3)          19.68%
4-4909 32nd Avenue
Surrey, B.C. Canada V4P 1A4


Cheri L. Perry                               1,979,222(3)          17.21%
3236 Jellison Street
Wheat Ridge, CO 80033












------------------
(1) Based upon 11,500,064 shares issued and outstanding on September 23, 1997.

(2) Patricia E. Johnston, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director of the Company is the Sole Officer, Director and Shareholder of Zenith Petroleum Corporation.

(3) Each person named has record and/or beneficial ownership of the shares indicated and sole voting and dispositive rights.

(b)      EXECUTIVE OFFICERS AND DIRECTORS

NAME & ADDRESS                               NUMBER OF SHARES      PERCENTAGE(1)

Patricia E. Johnston                           2,230,619(2)           19.40%
5222 S. Holly                                           (3)
Greenwood Village, CO 80111

Cheri L. Perry                                 1,979,222(3)           17.21%
3236 Jellison Street
Wheat Ridge, CO 80033

All Officers and Directors as a                 4,209,841             36.61%
   Group (2)












-------------------
(1) Based upon 11,500,064 shares issued and outstanding on September 23, 1997.


(2) Patricia E. Johnston, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director of the Company is the Sole Officer, Director and Shareholder of Zenith Petroleum Corporation.

(3) Each person named has record and/or beneficial ownership of the shares indicated and sole voting and dispositive rights.

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

         Except as disclosed herein, there are no other arrangements or transactions from which related parties may receive a benefit to the best knowledge of Management. See also Note 5 to Notes to Financial Statements.

                                     PART IV

                                     ITEM 14

                  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
                               REPORTS OF FORM 8-K

a) The following documents and reports have been filed as a part of this report.

         1.       Financial Statements.

                  (a)  Independent Auditors' Reports

                  (b)  Balance Sheet - June 30, 1997

                  (c)  Statements of Operations - For the Two Years Ended
                         June 30, 1997

                  (d)  Statements of Stockholder's Equity -
                         For the Two Years Ended June 30, 1997

                  (e) Statements of Cash Flows -
                         For the Two Years Ended June 30, 1997

                  (f)  Notes to Financial Statements

         2.       Financial Statement Schedules

                  Schedules are omitted as they are not required or are not applicable, or the required information is shown in the Financial Statements or notes thereto.

         3.       Exhibits required by Item 601:

                  No exhibits are required to be filed by Item 601.

         4.       Reports on Form 8-K:

                  No current Report on Form 8-K was filed in the last quarter of the Fiscal Year Ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUNLIGHT SYSTEMS, LTD.
                                     (Registrant)


                                         /s/ Patricia E. Johnston
Date:  September 27, 1997             By: _____________________________________
                                          Patricia E. Johnston,
                                          Chief Executive Officer, President,
                                          Chief Financial Officer, Treasurer, &
                                          Director