Form 10QSB
period 1997-09-30
SUNLIGHT SYSTEMS LTD
filed 1997-11-14
CIK 827161

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
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

The number of shares of the registrant's $.0001 par value common stock outstanding as of September 30, 1997, was 11,500,064.

                             SUNLIGHT SYSTEMS, LTD.

                                    INDEX                                  PAGE

Part I.      Financial Information
             ---------------------

Item 1.      Balance Sheets
             September 30, 1997 and 1996                                   1-2

             Statements of Operations:
             Quarters ended September 30, 1997 and 1996                      3

             Statements of Changes in Cash Flows
             Quarters ended September 30, 1997 and 1996                      4

             Notes to Financial Statements                                 5-6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operation                    7

Part II      Other Information
             -----------------

Item 1.      Legal Proceedings                                               8

Item 2.      Changes in Securities                                           8

Item 3.      Defaults Upon Senior Securities                                 8

Item 4.      Submission of Matter to a Vote of Security  Holders             8

Item 5.      Other Information                                               8

Item 6.      Exhibits and Reports on Form  8-K                               8

PART 1.     FINANCIAL INFORMATION
            ---------------------

Item 1      Financial Statements

                             Sunlight Systems, Ltd.
                                 Balance Sheets
                           September 30, 1997 and 1996


                                     ASSETS


                                                                          1997            1996
                                                                          ----            ----
Current assets
--------------

      Cash                                                            $   2,080       $   6,880
      Current portion of note receivable                                 12,536          87,233
      Inventory                                                                         103,001
      Prepaid expenses                                                                    4,352
                                                                      ---------       ---------
      Total current assets                                               14,616         201,646
                                                                      ---------       ---------


Property and equipment, net of
accumulated depreciation of $3,244                                                       66,578
                                                                      ---------       ---------


Other assets
      Investment in oil and gas properties                              171,970         171,970
      Available for sale securities of
          Energy Corporation common stock,
              Restricted                                                     --              --
              Unrestricted, including allowance for
                 increase in market value of $25,927                     25,927         222,224
               Intercell Corporation common stock
                  Unrestricted, including allowance for
                   increase in market value of $5,600                     5,600
      Start-up costs, net of accumulated
            amortization of $1,531                                                       29,096
      Dealer and distributor costs, net of
           accumulated amortization of $2,500                                            27,500
      Deposits                                                            4,090           4,590

      Note Receivable, discounted for imputed interest                   34,983
            at 10%, net of current portion                            ---------       ---------

                                                                        242,570         455,380
                                                                      ---------       ---------

                                                                      $ 257,186       $ 723,604
                                                                      =========       =========


                             Sunlight Systems, Ltd.
                           Balance Sheets (continued)
                           September 30, 1997 and 1996





                      Liabilities and Stockholders' Equity


                                                                         1997             1996
                                                                         ----             ----
Current liabilities
-------------------

       Accounts payable-related party                                $  57,000
       Accounts payable                                                  1,174        $  46,252
       Loan payable                                                                      35,129
       Payroll and sales taxes                                                            6,494
                                                                     ---------        ---------

       Total current liabilities                                        58,174           87,875
                                                                     ---------        ---------










Stockholders' equity
      Preferred stock, $.0001 par value
            5,000,000 shares authorized, none issued
       Common stock, $.0001 par value
          45,000,000 shares authorized, 11,500,064
          issued and outstanding                                         1,150              900
       Additional paid in capital                                      686,229          561,479
       Unrealized gain on securities available for sale                 31,527          222,224
       Accumulated deficit                                            (519,894)        (148,874)

                                                                     ---------        ---------
                                                                       199,012          635,729
                                                                     ---------        ---------



                                                                     $ 257,186        $ 723,064
                                                                     =========        =========

                        See Notes to Financial Statements

                             Sunlight Systems, Ltd.
                            Statements of Operations
                   Quarters Ended September 30, 1997 and 1996




                                                                           1997            1996
                                                                           ----            ----

Revenues                                                              $    1,169

General and administrative expenses                                       33,971       $   27,940
                                                                      ----------       ----------
Loss from continuing operations                                          (32,802)         (27,940)

Discontinued Operations
Loss from operations of
     Discontinued segment                                                                 120,934)
                                                                                       ----------
Net income (loss)                                                     $  (32,802)      $ (148,874)
                                                                      ==========       ==========

Net income (loss) per common shares                                      $(.0029)         $(.0417)
                                                                        ========         ========
Weighted average number of common
      shares outstanding                                              11,500,064        9,000,064
                                                                      ==========        =========
























                        See Notes To Financial Statements

                             Sunlight Systems, Ltd.
                            Statements of Cash Flows
                    Quarter Ended September 30, 1997 and 1996


                                                                          1997             1996
                                                                          ----             ----
Cash flows from operating activities
Net income (loss)                                                      $ (32,802)       $(148,874)
Adjustments to reconcile net loss
     to net cash from operating activities
         Depreciation and amortization                                                      7,275
         Amortized discount on notes recievable                           (1,169)
Change in assets and liabilities:
     (Increase) decrease in:
         Inventory                                                                       (103,000)
         Prepaid expenses                                                                  (4,531)
         Deposits                                                                          (4,590)
     Increase (decrease) in:
         Accounts payable                                                 22,174           46,252
         Payroll and sales taxes                                                            6,494
                                                                       ---------        ---------
Net cash used by operating activities                                    (11,797)        (200,974)
                                                                       ---------        ---------
Cash flows from investing activities
     Purchase of property and equipment                                                   (69,822)
     Purchase of distribution and dealerships                                             (30,000)
     Increase in start-up costs                                                           (30,627)
     Payments received on notes receivable                                 1,250
                                                                       ---------        ---------
Net cash used by investing activities                                      1,250         (130,449)
                                                                       ---------        ---------
Cash flows from financing activities
     Proceeds from sale of common stock                                                   302,767
     Increase in loan payable                                              4,500           35,129
                                                                       ---------        ---------
Net cash flows from financing activities                                   4,500          337,896
                                                                       ---------        ---------
Net increase decrease in cash flows                                       (6,047)           6,473

Cash, beginning                                                            8,127              407
                                                                       ---------        ---------
Cash, ending                                                           $   2,080        $   6,880
                                                                       =========        =========

Noncash  investing  and  financing  activities:
   Assets acquired by issuance of common stock:
     Stock subscription note receivable                                                 $ 87,233
     Investment in oil and gas property                                                 $171,970
     Marketable equity securities of
        Energy Corporation                                                              $     --



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


2.   Presentation of Interim Information

     In the opinion of the management of Sunlight Systems, Ltd. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1997 and 1996, and the results of operations for the quarters ended September 30, 1997 and 1996, and cash flows for the quarters ended September 30, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1997.

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

3.   Investment An Energy Corporation (continued)

     The shares of Energy Corporation were acquired in a noncash transaction in exchange for shares of the Company. The shares have been recorded at no cost because the Company is unable to determine the cost of Energy Corporation shares of its predecessor owners.

     Unrealized gains and losses of marketable securities available for sale as of March 31, 1997 are as follows:

                                                               Gross
                                       Shares       Cost    Unrealized     Fair
     Energy Corporation:                                       Gains       Value
     Shares with restrictions
        lasting more than one year     46,298     $  --     $ 12,963     $12,963
     Shares with restrictions
        lasting less than one year     92,596     $  --     $  25,927    $25,927

     Intercell Corporation             20,000     $  --     $  5,600     $ 5,600


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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATION
           ------------------------

LIQUIDITY:
----------

     At September 30, 1997 the Company had a negative working capital of $ (45,896). This position is due to an increase in accounts payable. At September 30, 1996, the Company had positive working capital of $113,771. This positive position is from the receipt of cash proceeds for the sale of stock less operating losses.


CAPITAL RESOURCES
-----------------

     Total assets of the Company as of September 30, 1997 were $257,186 which consisted principally of $203,497 in investments and $47,519 in notes receivable. Total assets of the Company as of September 30, 1996 were $723,604 which consisted principally of $394,194 in investments, $103,001 in inventory and $87,233 stock subscriptions receivable acquired for common stock. The Company also had trade obligations of $52,246.

     Stockholders' equity decreased during the quarter ended September 30, 1997 due to general and administrative expenses which were principally and costs incurred in evaluating potential acquisitions.

     Stockholders' equity increased during the quarter ended September 30, 1996 due to the issuance of common stock for cash $302,767; investments $171,970; and subscription receivable $87,233 net of a net loss of $148,874.

RESULTS OF OPERATION
--------------------

     Revenues for the quarter ended September 30,1997 were entirely from amortizing the discount of the notes receivable. The Company had sales of $13,118 and a gross profit of $9,433 from the sale of skylights during the quarter ended September 30, 1996, the initial quarter of its business as a dealer and distributor of skylights.


     General and administrative expenses for the quarter ended September 30, 1997 were due to seeing other requisition or meager opportunities General and administrative expenses for the quarter ended September 30, 1996. General and administrative expenses for the quarter ended September 30, 1996 of $27,940 were due to initiating the Company's business activities as a dealer and distributor of skylights.

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings
------        -----------------

              None

Item 2.       Change in Securities
-------       --------------------

              None

Item 3.       Defaults Upon Senior Securities
-------       -------------------------------

              None

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

              There were no meetings of security holders during the period covered by this report.


Item 5.       Other Information
-------       -----------------

              None

Item 6        Exhibits and Other Reports On Form 8-K
------        --------------------------------------

              Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURES



        Pursuant to the requirement of Section 13 or Section 15(D) of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:    November 13, 1997             Sunlight Systems, Ltd.
                                        (Registrant)




                                        By:  /s/ Patricia E. Johnson
                                           -----------------------------------
                                            Patricia E. Johnston
                                            Chief Executive Officer, President,
                                            Chief Financial Officer, Treasurer,
                                            And Director