Form 10QSB
period 1997-12-31
SUNLIGHT SYSTEMS LTD
filed 1998-02-17
CIK 827161

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER 33-19598-D

                             SUNLlGHT SYSTEMS, LTD.
             (Exact Name of Registrant as specified in its charter)


             COLORADO                                   84-0992908
             --------                                   ----------
(State or other jurisdiction of            ( I.R.S. Employer Identification No.)
 incorporation or organization)

5222 South Holly
Greenwood Village, Colorado                                80111
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip code)

Registrant's telephone number, including area code      303-779-1900
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

                        Yes  X      No
                           -----      -----

The number of shares of the registrant's $.0001 par value common stock outstanding as of December 31, 1997, was 11,500,064.

                             SUNLIGHT SYSTEMS, LTD.

                                      INDEX                                PAGE

Part I.     Financial Information
            ---------------------

Item 1.     Balance Sheets
            December  31, 1997 and 1996                                     1-2

            Statements of Operations:
            Quarters and Six Months ended December 31, 1997 and 1996          3

            Statements of Changes in Cash Flows
            Six Months ended December 31, 1997 and 1996                       4

            Notes to Financial Statements                                   5-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation                      8

Part II     Other Information
            -----------------

Item 1.     Legal Proceedings                                                 9

Item 2.     Changes in Securities                                             9

Item 3.     Defaults Upon Senior Securities                                   9

Item 4.     Submission of Matter to a Vote of Security  Holders               9

Item 5.     Other Information                                                 9

Item 6.     Exhibits and Reports on Form  8-K                                 9

PART 1.     FINANCIAL INFORMATION
            ---------------------

Item 1      Financial Statements

                             Sunlight Systems, Ltd.
                                 Balance Sheets
                           December 31, 1997 and 1996

                                     ASSETS
                                                                           1997            1996
Current assets
      Cash                                                              $  4,077         $ 37,063
      Current portion of notes receivable                                 11,177            9,147
                                                                        --------         --------
      Total current assets                                                15,254           46,210
                                                                        --------         --------

Other assets
      Investment in oil and gas properties                               171,970          171,970
      Available for sale securities:
          Energy Corporation common stock,
              Restricted                                                      --
              Unrestricted, including allowance for
                 increase in market value of $222,224                                     222,224
           Intercell Corporation, common stock
                Unrestricted, including allowance for
                 increase in market value of $2,722 and
                 $80,000                                                   2,722           80,000
       Notes receivable, discounted for imputed
                 interest at 10%,net of current portion                   32,445           64,112
      Deposits                                                             4,090            4,090
                                                                        --------         --------
                                                                         211,227          542,396
                                                                        --------         --------
                                                                        $226,481         $588,606
                                                                        ========         ========





                        See Notes to Financial Statements
                                       -1-


                             Sunlight Systems, Ltd.
                           Balance Sheets (Continued)
                           December 31, 1997 and 1996




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                          1997             1996
Current liabilities
       Accounts payable                                                                  $  6,017
       Accounts payable-related party                                   $ 70,460
                                                                        --------         --------
       Total current liabilities                                          70,460            6,017
                                                                        --------         --------




Stockholders' equity
Sunlight Systems, Ltd.
       Preferred stock, $.0001 par value
            5,000,000 shares authorized, none issued
       Common stock, $.0001 par value
          45,000,000 shares authorized, 11,500,064
          issued and outstanding                                           1,150            1,150
       Additional paid in capital                                        686,229          686,229
       Unrealized gain on securities available for sale                    2,722          302,224
       Accumulated deficit                                              (534,080)        (407,014)
                                                                        --------         --------
                                                                         156,021          582,589
                                                                        --------         --------


                                                                        $226,481         $588,606
                                                                        ========         ========







                        See Notes to Financial Statements

                                            Sunlight Systems, Ltd.
                                           Statements of Operations

                                         Quarters Ended                      Six Months Ended
                                          December 31,                          December 31,
                                       1997             1996               1997             1996
Revenues                            $ 35,157         $   1,206          $ 36,326        $   1,206

General and administrative
 expenses                             49,343            83,746            83,314           97,909
                                    --------         ---------          --------        ---------

Loss from continuing
operations                           (14,186)          (82,540)          (46,988)         (96,703)
                                    --------         ---------          --------        ---------
Discontinued Operations
Loss from operations of
     discontinued segment                              (40,654)                          (175,365)
Loss on sale of
      discontinued segment                            (134,947)                          (134,947)
                                                     ---------                          ---------
                                                      (175,601)                          (310,312)
                                                     ---------                          ---------

Net loss                            $(14,186)        $(258,141)         $(46,988)       $(407,015)
                                    ========         =========          ========        =========


Net loss per common
  shares                             $(.0012)          $(.0254)          $(.0041)         $(.0425)
                                     =======           =======           =======          =======
Weighted average number
 of common shares
    outstanding                   11,500,064        10,147,000        11,500,064        9,576,000
                                  ==========        ==========        ==========        =========







                        See Notes to Financial Statements
                                       -3-


                                       Sunlight Systems, Ltd.
                                      Statements of Cash Flows
                             Six Months Ended December 31, 1997 and 1996

                                                                          1997             1996
Cash flows from operating activities
Net loss                                                                $(46,988)       $(407,015)
Adjustments to reconcile net loss to net cash
 from operating activities
          Loss on sale of long term assets                                                 43,889
          Gain on sale of investments                                    (32,535)
          Depreciation and amortization                                                     9,704
          Amortized discount on notes receivable                          (2,273)          (1,206)
Change in assets and liabilities:
      (Increase) decrease in:
          Deposits                                                                         (4,090)
       Increase (decrease) in:
           Accounts payable                                               38,960            6,019
                                                                        --------        ---------
Net cash used by operating activities                                    (42,836)        (352,699)
                                                                        --------        ---------
Cash flows from investing activities
     Proceeds from sale of investments                                    32,535
     Purchase of property and equipment                                                   (71,172)
     Purchase of distribution and dealerships                                             (42,546)
     Increase in start-up costs                                                           (30,627)
     Proceeds from sale of assets                                                          18,700
     Payments received on notes receivable                                 6,250
                                                                        --------        ---------
Net cash used by investing activities                                     38,785         (125,645)
                                                                        --------        ---------
Cash flows from financing activities
     Proceeds from sale of common stock                                                   515,000
                                                                        --------        ---------
Net cash flows from financing activities                                                  515,000
                                                                        --------        ---------
Net increase (decrease) in cash flows                                     (4,051)          36,656
Cash, beginning                                                            8,128              407
                                                                        --------        ---------
Cash, ending                                                            $  4,077        $  37,063
                                                                        ========        =========
Noncash  investing  and  financing  activities:
   Assets  acquired by issuance of
     common stock:
         Investment in oil and gas property                                              $171,970
         Marketable equity securities of Energy Corporation                              $     --
         Marketable equity securities of Intercell Corporation                           $     --
     Note receivable acquired for sale of assets                                         $ 72,053



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

2.   Presentation of Interim Information

     In the opinion of the management of Sunlight Systems, Ltd. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1997, and the results of operations for the quarters and six months ended December 31, 1997 and 1996, and cash flows for the six months ended December 31, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1997.

                             Sunlight Systems, Ltd.
                    Notes to Financial Statements (continued)

3.   Investment in Intercell Corporation

     Unrealized gains and losses of marketable securities available for sale as of December 31, 1997 are as follows:

                                                              Gross        Fair
                                      Shares     Cost       Unrealized     Value
                                                             (Losses)


        Intercell Corporation         23,623                  $2,722      $2,722



 .

                             Sunlight Systems, Ltd.
                    Notes to Financial Statements (continued)

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION
           -------------------------------------------------

LIQUIDITY:
---------

     At December 31, 1997, the Company had a negative working capital of $(55,206) this position is due to an increase in accounts payable. At December 31, 1996, the Company had positive working capital of $40,193. This positive position is from the receipt of cash proceeds for the sale of stock less operating losses.


CAPITAL RESOURCES
-----------------

     Total assets of the Company as of December 31, 1997 were $226,481 which consisted principally $174,692 in investments and $43,622 in notes receivable. Total assets of the Company as of December 31, 1996 were $586,606 which consisted principally of $474,194 in investments acquired for common stock, and $73,259 notes receivable.

     Stockholders' equity decreased during the quarter ended December 31, 1997 due to general and administrative expense and costs which were principally incurred in evaluating potential acquisitions. These were partially offset by revenues principally from the sale of investments. Stockholders' equity decreased during the quarter ended December 31, 1996 due to losses recognized while operating through November 1, 1997 and selling on November 1, 1997 its Sun Tunnel Systems, Inc. dealerships and distributorships.

RESULTS OF OPERATION
--------------------

     For the quarter and six months ended December 31, 1997 the Company had revenues of $35,157 and $36,326, respectively which included $32,535 from sale of investments. The Company had sales of $24,776 and $37,894 for the quarter and six months ended December 31, 1996, respectively during the period until November 1, 1996 when the company discontinued its operations as a dealer and distributor of skylights.

     General and administrative expenses for the quarter and six months ended December 31, 1997 were due to seeking other acquisition or merger opportunities General and administrative expenses for the six months and quarter ended December 31, 1996 of $97,909 and $83,746, respectively were due to initiating the Company's business activities as a dealer and distributor of skylights and seeking other acquisition or merger opportunities.

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

              (a)  Form 8-K:

                   None

              (b)  Exhibits:

                   Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirement of Section 13 or Section 15(D) of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:    February 10, 1998        Sunlight Systems, Ltd.
                                   (Registrant)



                                        /s/ Patricia E. Johnson
                                   By:  -----------------------------------
                                        Patricia E. Johnston
                                        Chief Executive Officer, President,
                                        Chief Financial Officer, Treasurer,
                                        And Director