Form 10QSB
period 1998-03-31
NANOPIERCE TECHNOLOGIES INC
filed 1998-05-20
CIK 827161

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 33-19598-D

                         NANOPIERCE TECHNOLOGIES, INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)


           Nevada                                               84-0992908
           ------                                               ----------
(State or other jurisdiction of                              (I.R.S employer
incorporation or organization )                           identification number)


                       370 Seventeenth Street Suite 3290
                             Denver Colorado 80202

              (Address of principal executive offices) (Zip Code)

        Issuer's telephone number, including area code: (303) 592-1010

                                Not Applicable

   (Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X            No ___
                                            ---

As of May 15, 1998 there were 12,175,000 shares of the registrant's sole class of common shares outstanding.

Traditional Small Business Disclosure Format    Yes  X          No ___
                                                    ---

                         NANOPIERCE TECHNOLOGIES, INC.
                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Balance Sheet
         March 31, 1998                                                     1

      Statements of Operations
         For the Quarters and Nine Months Ended March 31, 1998 and 1997     2

      Statement of Changes in Stockholders' Equity
         For the Nine Months Ended March 31, 1998                           3

      Statements of Cash Flows
         For the Nine Months Ended March 31, 1998 and 1997                  4

      Notes to Financial Statements
         March 31, 1998                                                     5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                8


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 10

ITEM 2.  CHANGES IN SECURITIES                                             10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12

      SIGNATURES                                                           13

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NANOPIERCE TECHNOLOGIES, INC.
                                 BALANCE SHEET
                             AS OF MARCH 31, 1998
                                  (Unaudited)


        Current Assets:
           Cash                                                 $       146
           Current portion of notes receivable                       12,363
                                                                -----------

           Total current assets                                      12,509
                                                                -----------

        Other assets:
           Intellectual property rights, net of
             accumulated amortization of $9,315                     990,685
           Marketable securities at market value                      2,126
           Notes receivable, discounted for imputed
             interest at 10%, net of current portion                 30,362
           Deposits                                                   4,090
                                                                -----------
           Total other assets                                     1,027,263
                                                                -----------

        Total assets                                            $ 1,039,772
                                                                ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
           Accrued interest                                     $     1,414
           Accounts payable-related party                           134,000
           Notes payable current portion                             35,000
                                                                -----------
           Total current liabilities                                170,414
                                                                -----------

        Stockholders' equity:
           Preferred stock,  $.0001 par value
             5,000,000 shares authorized, 100 shares
               issued and outstanding (liquidation preference
               value of $22,656.25 per share)                       500,000
           Common stock, $.0003 par value
             45,000,000 shares authorized, 11,903,407 shares
             issued and outstanding                                   3,571
           Additional paid-in capital                             1,656,128
           Unrealized gain on securities available for sale           2,126
           Accumulated deficit                                   (1,292,467)
                                                                -----------
           Total stockholders' equity                               869,358
                                                                -----------

        Total liabilities and stockholders' equity              $ 1,039,772
                                                                ===========



                See accompanying notes to financial statements.

                         NANOPIERCE TECHNOLOGIES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Quarter Ended March 31    Nine Months Ended March 31
                                            ------------------------   --------------------------

                                               1998         1997          1998           1997
                                            ----------   ----------    ----------      ----------
Revenues                                    $      353   $    1,847    $   36,679      $    3,053

General and administrative                     758,740       61,142       842,054         159,051
                                            ----------   ----------    ----------      ----------

Loss from continuing operations               (758,387)     (59,295)     (805,375)       (155,998)

Discontinued Operations:
Loss from operations of
   discontinued segment                                                                  (175,365)
Loss on sale of
   discontinued segment                                                                  (134,947)
                                            ----------   ----------    ----------      ----------

Net loss                                     ($758,387)    ($59,295)    ($805,375)      ($466,310)
                                            ==========   ==========    ==========      ==========

Net loss per common share:

   Loss from continuing operations              ($0.11)      ($0.01)       ($0.17)         ($0.05)
   Discontinued operations                                                                  (0.09)
                                            ----------   ----------    ----------      ----------
    Net loss                                    ($0.11)      ($0.01)       ($0.17)         ($0.14)
                                            ==========   ==========    ==========      ==========

Weighted average number of common shares     6,788,577    3,833,355     4,804,048       3,405,131

                See accompanying notes to financial statements.

                         NANOPIERCE TECHNOLOGIES, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)


                                           Preferred Stock      Common Stock     Additional  Unrealized
                                           ----------------  ------------------   Paid-in      Gain On    Accumulated
                                           Shares   Amount     Shares    Amount   Capital    Securities     Deficit
                                           ------  --------  ----------  ------  ----------  -----------  ------------
Balance, July 1, 1997                                         3,833,407  $1,150  $  686,229    $ 38,283     ($487,092)

Stock issued for services                                       820,000     246     472,074

Stock issued for intellectual property        100  $500,000   7,250,000   2,175     497,825

Change in unrealized gain on securities                                                         (36,157)

Net loss                                                                                                     (805,375)
                                           ------  --------  ----------  ------  ----------  -----------  -----------
Balance, March 31, 1998                       100  $500,000  11,903,407  $3,571  $1,656,128    $  2,126   ($1,292,467)
                                           ======  ========  ==========  ======  ==========  ===========  ===========

           All share amounts are post split as described in note 1.

                See accompanying notes to financial statements.

                         NANOPIERCE TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                                      1998         1997
                                                                   -----------  -----------
Cash flows from operating activities
Net loss                                                            ($805,375)   ($466,310)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Loss on sale of long term assets                                                 52,118
   Impairment of oil and gas properties                               171,970
   Gain on sale of investments                                        (32,535)
   Depreciation and amortization                                        9,315        9,704
   Amortized discount on notes receivable                              (2,626)      (3,053)
   Services paid in stock                                             472,320
Change in assets and liabilities:
  (Increase) in:
   Deposits                                                                         (4,090)
   Accounts payable                                                   102,500       24,500
   Accrued interest                                                     1,414
                                                                   ----------   ----------
Net cash used in operating activities                                ( 83,017)    (387,131)
                                                                   ----------   ----------

Cash flows from investing activities:

   Purchase of property and equipment                                              (71,172)
   Purchase of distribution and dealerships                                        (42,546)
   Increase in start-up costs                                                      (30,627)
   Proceeds from sale of assets                                                     18,700
   Proceeds from sale of investments                               $   32,535
   Payments received on notes receivable                                7,500        1,073
                                                                   ----------   ----------

Net cash provided by (used in) investing activities                    40,035     (124,572)
                                                                   ----------   ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                       0      515,000
   Notes payable                                                       35,000            0
                                                                   ----------   ----------

Net cash flows provided by financing activities                        35,000      515,000
                                                                   ----------   ----------

Net increase (decrease) in cash                                       ($7,982)  $    3,297
Cash, beginning                                                         8,128          407
                                                                   ----------   ----------
Cash, ending                                                       $      146   $    3,704
                                                                   ==========   ==========


Noncash investing and financing activities:
   Assets acquired by issuance of stock:
         Investment in oil and gas property                                     $  171,970
         Marketable equity securities of Energy Corporation                              0
         Marketable equity securities of Intercell Corporation                           0
         Intellectual property                                     $1,000,000
   Note receivable acquired for sale of assets                                  $   72,053

                See accompanying notes to financial statements.

                         NANOPIERCE TECHNOLOGIES, INC.

                         Notes to Financial Statements

1. Organization of business: Mendell-Denver Corporation (Mendell) was formed on July 22, 1985 for the purpose of acquiring, exploring and developing oil and gas properties. On May 1, 1992, Mendell sold all of its interests in oil and gas properties and has since had no business operations.

     Sunlight Systems, Ltd. (Sunlight) was formed on June 22, 1996.  On July 17,
     1996 it became a wholly owned subsidiary of Mendell.   Mendell was merged
     with and into Sunlight with Sunlight being the surviving corporation. Shareholders of Mendell received one common share of Sunlight for five shares of Mendell.

     Sunlight was a dealer in Colorado and Nevada and a distributor in Illinois, Ohio, Michigan and Indiana of skylights manufactured or imported by Sun Tunnel Systems, Inc. As discussed in Note 3, on November 1, 1997 the Company sold its dealerships and distributorships.

     Sunlight entered into an agreement dated February 26, 1998 to acquire all or substantially all of the assets, including the intellectual properties, consisting of patents, patents applications pending, patent applications in preparation, tradesecrets, tradenames and trademarks relating to the particle interconnect technology from Particle Interconnect Corporation, a Colorado corporation ("PI. Corp."), a wholly owned subsidiary of Intercell Corporation.

     In exchange for the acquisition of such intellectual property, the Company issued to Intercell Corporation, Seven Million, Two Hundred and Fifty Thousand (7,250,000) of its post-split restricted common shares, and in addition, One Hundred (100) Series A, 8%, Voting, Convertible, Cumulative, Participating, Preferred Shares, liquidation preference of $22,656.25 per share, convertible at $0.3257 per share into Seven Million, Two Hundred and Fifty Thousand (7,250,000) post-split restricted common shares of the
     Company.   The intellectual property has been valued at $1,000,000 based on a written cash offer for the intellectual property from an outside third party that is a leading manufacturer in a field of use of the intellectual property. The intellectual property is being amortized using the straight-line method over 10 years. The 10-year period is based on the estimated useful life limited by the remaining average patent protection period.

     On February 23, 1998 the Company changed its name to Nanopierce Technologies, Inc. In addition, it caused a reverse stock split on a One for Three (1:3) basis of the Twelve Million, Seven Hundred and Sixty Thousand, Sixty-Four shares issued and outstanding of the Company on February 27, 1998. All references in the unaudited interim financial statements to the number of shares of common stock and per share amounts have been restated to reflect the reverse stock split.

                         NANOPIERCE TECHNOLOGIES, INC

2. Presentation of Interim information: In the opinion of the management of Nanopierce Technologies, Inc. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the quarters and nine months ended March 31, 1998 and 1997, and cash flows for the nine months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1997.

3. Discontinued operations: On November 1, 1996, the Company sold its dealerships and distributorships in skylights manufactured and imported by Sun Tunnel Systems, Inc. including all of its assets. In separate transactions, the Company received 1)$18,000 in cash 2) a note receivable for $60,000 and 3) a note receivable for $30,000. The notes receivable are collaterialized by the assets sold and require payments of $1,250 and $1,000, respectively. The notes receivable are discounted to recognize and
     interest rate of 10%.   The Company recognized a loss on the sale of
     $134,947.

4. Notes Payable: During the quarter ended March 31, 1998, the Company borrowed $35,000 under notes payable from an unrelated party due in 1998 with interest at 8%. The notes are not collaterialized.

5. Common stock issued for services: During the quarter ended March 31, 1998, the Company issued 400,000 shares of common stock to third parties in exchange for public relation and other consulting services. The Company also issued 420,000 shares of common stock to entities affiliated with certain minority shareholders of the Company for general management and consulting services. The Company recognized $472,320 of general and administrative expense related to these transactions, based upon the market value of the common stock issued.

6. Impairment of oil and gas properties: The Company assesses the carrying value of its long-lived assets when circumstances indicate that impairment may have occurred. During the quarter ended March 31, 1998, the Company recognized an impairment loss of $171,970 related to its investment in oil and gas properties not currently producing any revenue. The impairment loss is included in general and administrative expense on the accompanying statements of operations.

7. Stock options: During the quarter ended March 31, 1998, the Company granted to employees options to purchase 5,300,000 shares of common stock at an exercise price of $0.325 per share. The exercise price equals the quoted market value of the Company's common stock on the date of grant. The options expire on February 25, 2008. As the Company accounts for options granted to employees under APB No. 25, no compensation expense has been recorded in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended June 30, 1997 previously filed with the Securities and Exchange Commission. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements.

RESULTS OF OPERATION

Revenues decreased from $1,847 for the quarter ended March 31, 1997 to $353 for the quarter ended March 31, 1998. Revenues are related to non-cash amortization of the recorded discount on the Company's note receivable. The decrease relates to the lower outstanding balance due the Company and the number of payments received. The Company does not currently have any revenue producing activities.

Revenues increased from $3,053 for the nine months ended March 31, 1997 to $36,679 for the nine months ended March 31, 1998. During the nine months ended March 31, 1998, revenues include a gain of $32,535 related to the sale of investments and $4,144 related to the amortization of the recorded discount on notes receivable. All revenue recorded for the nine months ended March 31, 1997 was related to the discount on notes receivable.

General and administrative expenses increased from $61,142 for the quarter ended March 31, 1997 to $758,740 for the quarter ended March 31, 1998 and increased from $159,051 for the nine months ended March 31, 1997 to $842,054 for the nine months ended March 31, 1998. General and administrative expenses for the three and nine month ended March 31, 1997 relate to initiating and start-up costs as a dealer and distributor of skylights as well as costs associated with seeking acquisition and merger opportunities. General and administrative expenses for the three and nine months ended March 31, 1998 include an impairment loss of $171,970 related to the Company's investment in oil and gas properties not currently producing any revenue and $472,320 of public relations, management and consulting service expense recognized upon the issuance of 820,000 shares of common stock to the service providers. The remaining general and administrative expense for the three and nine months ended March 31, 1998 related primarily to costs associated with the pursuit of acquisition and merger opportunities.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 1998 the company had a working capital deficit of $157,905 due primarily to an increase in accounts and notes payable. At March 31, 1997 the Company had a working capital balance of $4,438 due primarily to the cash proceeds for the sale of stock less operating losses.

During the three and nine months ended March 31, 1998 the Company has received operating funding through accounts payable from related parties as well as through $35,000 of short term notes receivable.

The Company is looking for additional financing through the marketing of its intellectual property either by private placement, joint venture arrangements or through royalty and license fees. There is no assurance that the Company will be successful in its attempt to obtain additional financing for ongoing operations. The Company continues to evaluate additional merger and acquisition opportunities.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 1998 through March 31, 1998.

                    TITLE OF
DATE OF SALE       SECURITIES              AMOUNT      CONSIDERATION                 PURCHASER
------------       ----------              ------      -------------                 ---------
(1)  2/24/98      Common Stock              960,000      Services                 Zenith Petroleum
                                       prior to 3:1                               Corporation
                                        stock split

(2)  2/24/98      Common Stock              300,000      Services                 Barbara J. Drew,
                                       prior to 3:1                               TTEE, Barbara J. Drew
                                        stock split                               Rev. Liv. Trust

(3)  2/24/98      Warrant to acquire        300,000      Services                 Hamilton Fund, LP
                  Common Stock at
                  $0.25

(4)  2/26/98      Option to acquire       1,000,000      Services                 Paul H. Metzinger
                  Common Stock at
                  $0.325

(5)  2/26/98      Option to acquire       1,000,000      Services                 Zenith Petroleum
                  Common Stock at                                                 Corporation
                  $0.325

(6)  2/26/98      Option to acquire         430,000      Services                 Bert Roosen
                  Common Stock at
                  $0.325

(7)  2/26/98      Option to acquire         400,000      Services                 Tom Vander Stel
                  Common Stock at
                  $0.325

(8)  2/26/98      Option to acquire          50,000      Services                 Kristi Kampmann
                  Common Stock at
                  $0.325

(9)  2/26/98      Option to acquire         120,000      Services                 Kevin Waide
                  Common Stock at
                  $0.325


                    TITLE OF
DATE OF SALE       SECURITIES              AMOUNT      CONSIDERATION                 PURCHASER
------------       ----------              ------      -------------                 ---------
(10) 2/26/98      Option to acquire         300,000      Services                 Barbara J. Drew
                  Common Stock at
                  $0.325

(11) 2/26/98      Option to acquire       1,500,000      Services                 Gilbert Olachea
                  Common Stock at
                  $0.325

(12) 2/27/98      Option to acquire         500,000      Services                 Paul H. Metzinger
                  Common Stock at
                  $0.325

(13) 2/27/98      Common Stock            7,250,000      Transfer of              Intercell Corporation
                                                         Intellectual Property
                                                         from Particle
                                                         Interconnect Corp.
                                                         valued at $1,000,000

(14) 2/27/98      Series A Preferred            100      Transfer of              Intercell Corporation
                                                         Intellectual Property
                                                         from Particle
                                                         Interconnect Corp. at
                                                         $1,000,000

(15) 3/3/98       Common Stock              100,000      Retainer for             Billington
                                                         Independent Corporate    Publications,
                                                         Publication Contractor   Inc.
                                                         Services

(16) 3/3/98       Common Stock              150,000      Retainer for             Omni Capital
                                                         Independent Corporate    Corporation
                                                         Publication Contractor
                                                         Services
(17) 3/3/98       Common Stock              150,000      Retainer for             Lance Fortt
                                                         Independent Corporate
                                                         Publication Contractor
                                                         Services

     UNDERWRITERS

     No underwriter or selling or placement agent was involved in any of the transactions described above.

     EXEMPTION FROM REGISTRATION CLAIMED

     All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information which they requested and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

     TERMS OF CONVERSION OR EXERCISE

     The Series A preferred stock (the "Series A Preferred") may be converted at any time after March 1, 1998 into common stock of the Company, at a conversion rate of $0.3257 per share. Each share of the Series A Preferred is convertible into Seventy-Two Thousand, Five Hundred (72,500) shares of common stock of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS:

          Exhibit 2 Agreement dated February 26, 1998 by and between the Company, Particle Interconnect Corporation and Intercell Corporation*

          Exhibit 4 Certificate of designation of Rights and Preferences of the Series A Preferred Stock*

          Exhibit 11  Statement of computation of earnings per share

          Exhibit 27  Financial Data Schedule

* Filed with the current report on Form 8-K, dated February 26, 1998, filed on March 12, 1998 and incorporated herein by reference.

     (b)  REPORTS:

          1) Form 8-K, dated February 26, 1998 disclosed the acquisition of all or substantially all of the particle interconnect technology from PI. Corp.

          2) Form 8-K/A-1, dated February 26, 1998 provided pro forma information regarding the acquisition of all or substantially all of the particle interconnect technology from PI. Corp.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NANOPIERCE TECHNOLOGIES, INC.

                             (Registrant)


Date:  May 20, 1998          By  /s/ Paul Metzinger
                                ------------------------------------------------
                                     Paul Metzinger, Executive Vice President



Date:  May 20, 1998          By  /s/ Thomas Vander Stel
                                ------------------------------------------------
                                     Thomas Vander Stel, Chief Financial Officer

                               LIST OF EXHIBITS


          Exhibit 2 Agreement dated February 26, 1998 by and between the Company, Particle Interconnect Corporation and Intercell Corporation*

          Exhibit 4 Certificate of designation of Rights and Preferences of the Series A Preferred Stock*

          Exhibit 11  Statement of computation of earnings per share

          Exhibit 27  Financial Data Schedule

* Filed with the current report on Form 8-K, dated February 26, 1998, filed on March 12, 1998 and incorporated herein by reference.