Form 10KSB40
period 1998-06-30
NANOPIERCE TECHNOLOGIES INC
filed 1998-10-08
CIK 827161

                                  FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 1998

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 33-19598-D

                         NANOPIERCE TECHNOLOGIES, INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

                         Nevada                                                  84-0992908
                         ------                                                  ----------
(State or other jurisdiction of incorporation or organization )     (I.R.S. employer identification number)


                       370 Seventeenth Street Suite 3580
                             Denver Colorado 80202
                   (Address of principal executive offices)

                   Issuer's telephone number: (303) 592-1010

Securities registered pursuant to Section 12(b) or 12(g) of the Act:       None
Securities registered pursuant to Section 15(d) of the Act:                Common $0.0001

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No
                                         ___     ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ___

Revenues for the fiscal year ended June 30, 1998: $1,519.

As of September 30, 1998, there were 12,500,476 shares of the registrant's sole class of common stock outstanding, of which 3,518,644 were held by non-affiliates. The market as of that date for the issuer's common stock was $0.718 bid, $0.781 asked. Therefore, the aggregate market value of the non-affiliated common shares as of that date was approximately $2,737,766.

Documents incorporated by reference.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format   Yes           No  X
                                                   ___           ___

                         NANOPIERCE TECHNOLOGIES, INC.
                                     INDEX


                                                                                 Page
                                                                                 ----

PART I..........................................................................    2
     Item 1 - Business..........................................................    2
     Item 2  Property...........................................................   10
     Item 3  Legal Proceedings..................................................   10
     Item 4  Submission of Matters to Vote of Security Holders..................   11
PART II.........................................................................   11
     Item 5  Market for Issuer's Common Equity and Related Stockholder Matters..   11
     Item 6  Management's Plan of Operation.....................................   12
     Item 7  Financial Statements...............................................  F-1
     Item 8  Changes in Accountants.............................................   15
PART III........................................................................   15
     Item 9  Directors, Executive Officers, Promoters and Control Persons.......   15
     Item 10  Executive Compensation............................................   17
     Item 11  Security Ownership of Certain Beneficial Owners and Management....   20
     Item 12  Certain Relationships and Related Transactions....................   23
     Item 13  Exhibits and Reports on Form 8-K..................................   25

                                    PART I

ITEM 1 - BUSINESS

(a)  General Development of Business
     -------------------------------

     Nanopierce Technologies, Inc. (the "Company") is a Nevada corporation that was incorporated on June 22, 1996, as Sunlight Systems, Ltd., a Nevada corporation ("Sunlight"), and shortly thereafter merged with Mendell-Denver Corporation, a Colorado corporation ("Mendell"), with Sunlight being the surviving corporation. Prior to the merger, Mendell had been involved in the oil and gas business but had ceased operations in 1992. After the merger, Sunlight became a dealer and distributor of sun tunnels, which business was discontinued and substantially all remaining assets of Sunlight were sold in November 1996. From that time until February 1998, Sunlight was generally inactive and reported no significant operating revenues.

     BECAUSE NEITHER THE FORMER SUNLIGHT NOR THE FORMER MENDELL HAS BEEN ENGAGED IN ANY SIGNIFICANT, OPERATIONAL ACTIVITIES FOR THE PAST TWO YEARS PRECEDING JUNE 30, 1998, AND BECAUSE THE PRINCIPAL BUSINESS ACTIVITIES OF THE COMPANY, AS DESCRIBED IN THIS ITEM, ARE MATERIALLY DIFFERENT FROM ITS PRIOR ACTIVITIES, ANY DISCLOSURE RELATING TO THE PRIOR HISTORICAL ACTIVITIES OF MENDELL OR SUNLIGHT WOULD BE IMMATERIAL AND IRRELEVANT TO AN INFORMED UNDERSTANDING OF THE COMPANY AND THEREFORE IS OMITTED. PERSONS INTERESTED IN SUCH PRIOR HISTORICAL INFORMATION SHOULD CONSULT PRIOR FILINGS MADE BY MENDELL AND SUNLIGHT WITH THE SECURITIES AND EXCHANGE COMMISSION.

     On February 26, 1998, Sunlight acquired all of the assets, including all of the intellectual property rights related to the Company's patented particle interconnect technology (the "PI Technology") and its electroplating process (the "PE Process") from Particle Interconnect Corporation, a Colorado corporation ("PI Corp.") and a wholly owned subsidiary of Intercell Corporation ("Intercell"). In exchange for the assets of PI Corp., Intercell received 7,250,000 shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") and 100 shares of the Company's Series A Preferred Stock (convertible into 7,250,000 shares of Common Stock), making Intercell the Company's majority shareholder on the basis of issued and outstanding stock and on a fully diluted basis. In connection with this acquisition, Sunlight changed its name to Nanopierce Technologies, Inc., selected a new management team and appointed a new board of directors. See Item 10.

(b)  Description of Business
     -----------------------

     The Company is pursuing a new line of business involving the development and licensing of the PI Technology and the PE Process. The PI Technology utilizes ten patents and seven patent applications owned by the Company to bond and join metal surfaces to enhance electrical conductivity. The Company's core product is the application of the PI Technology in the formation of a wide and varied range of highly efficient connectors. The PI Technology utilizes a processed diamond particle treated with a conductive material (such as copper) which is affixed to a foundation in the final product as a socket, connector or conductor. The PE Process broadens the application of the PI Technology by making it possible to apply the diamond particles to many different bases, whether flexible, rigid, metallic or non-metallic.

     The Company plans to market the PI Technology and products using the PI Technology through two different but concurrent marketing efforts. The first part of its marketing strategy involves the generation of revenues through forming joint ventures or strategic relationships with, or by licensing the PI Technology to, established leading manufacturers. The second part of the strategy involves the sales of products utilizing or incorporating the PI Technology through joint ventures with small volume users of the technology. Eventually, if warranted, the Company may undertake direct marketing of products utilizing the PI Technology. The development of applications utilizing the PI Technology presents a long-range opportunity for the Company to maximize the commercialization of its technology.

     ELECTRONICS INDUSTRY TRENDS

     Over the past decade, consumers and original equipment manufacturers ("OEMs") have demanded electronic products that provide a significant increase in performance accompanied by reduced size, weight and cost. These factors have forced manufacturers to produce smaller, lighter and higher performing components while reducing their production costs in order to remain competitive. New developments in printed circuit boards (including flexible circuitry), integrated circuits, integrated circuit packaging techniques, and new forms of interconnect assemblies for connecting the various electronic components have contributed to the ability of electronic system manufacturers to accomplish these objectives.

     As these products have decreased in size and increased in complexity, conventional techniques of connecting their components together have become inadequate. The conventional methods of interconnecting electronic components in a rematable (socket-able) fashion are limited by the miniaturization that the electronic components can tolerate. The interconnect industry that serves the personal computer, automotive, communication and select consumer industries is aggressively pursuing technologies that will allow it to move to the next level of performance and size.

     INTEGRATED CIRCUITS

     The Company believes that market trends in integrated circuit packaging will lead to increased demand for emerging high density bases. Integrated circuits historically have been packaged by bonding the silicon die to an interconnect base and connecting the silicon die to a lead frame using very fine wires. As integrated circuits become increasingly powerful, they require a significantly greater number of input/output ("I/O") electrical connections to attach the silicon die, thus producing more heat and placing substantially greater challenges on the integrated circuit interconnect methods. For instance, a typical integrated circuit six years ago required up to approximately 80 I/O connections to the silicon die, whereas today typical integrated circuits require up to approximately 300 I/O connections. The number of high density integrated circuit packages requiring more than the typical 300 I/O connections to the silicon die increased from an estimated 240 million in 1990 to greater than 1,500 million in 1997, based on published industry information. Market demands are currently forcing certain integrated circuits toward 1,000 I/O connections. Further, integrated circuit interconnect challenges arise when multiple silicon dies are placed into one package, known as a "Multi Chip Module." The Company believes, based on interviews and contact with industry leaders and experts, that the PI Technology has the potential to solve this miniaturization problem.

     CURRENT TECHNOLOGY

     "Wiping action technology" is still the prevailing means for interconnecting electronic components. Wiping action interconnect technology (for example, sockets, plugs and needle pins) forms a temporary electrical interconnect and thus readily allows the remating of various components and assemblies (for example, when replacing or upgrading a memory module in a personal computer). One problem with using such technology is that it is subject to the persistent formation of oxidation, a non-conductive material (for example, rust), along the contacting surfaces, which increases contact resistance and poor or intermittent connections. In time, the oxidation builds up, hastening connection failure and thus equipment failure.

     Wiping action technology is only available in the form of certain connectors and sockets. These devices usually provide a contact surface formed from a limited range of special metals, alloys and other expensive materials suitable for maintaining a sliding connection. The devices themselves often have interfering and dissimilar electrical properties due to their size and orientation on a circuit board, among others, and this tends to degrade signal propagation (the time it takes a signal to traverse a given distance) through the interconnect by introducing resistive components into the signal path. This becomes especially critical at very high frequency operation levels.

     Wiping action technology provides connections that produce excessive and unwanted wear and heat, and therefore contribute to equipment failure while wasting energy. The wiper mechanism, as in the case of a socket, requires significant space on a circuit board. Consequently, potential circuit operating speeds are degraded due to propagation delays. The evolution of electronic technology is constrained by the limitations wiper interconnects impose upon a designer.

     Additionally, wiper interconnects are unreliable in punishing environments such as those in which a laptop computer is used and those to which engines and other applications are subjected in the automotive industry. Wiper connections that are subject to shock, intense vibration, temperature extremes, and/or high levels of contamination tend to induce disruption in the continuity of connections made at a wiper interconnect. Wiper interconnects are mechanical devices, and as such they corrode and are subject to wear. Thus, they have a limited useful and reliable life.

     LIMITATIONS OF CURRENT TECHNOLOGY

     Because interconnect technology has not kept pace with micro-miniaturization in the electronics industry, component packages and the connectors used to form an electrical and/or mechanical interface between various components and assemblies in electronic products have become one of the most expensive portions of such products. Component packages, connectors, sockets, plugs and the like are also the bulkiest and heaviest portion of these products. Conventional interconnect technology complicates the electronic equipment design and manufacturing processes by introducing special considerations into such processes with regard to component placement, heat generation, power loss, and signal propagation delay. These considerations have an adverse impact on the potential gains in performance being realized by new and emerging technologies.

     The Company and others in the industry are aware of the physical constraints imposed upon the development of new products using existing technologies. The problem is simple to identify and define, but difficult to solve. As integrated circuits packages increase in I/O count and complexity while maintaining a constant or decreased physical size, a problem arises in accommodating this complexity in a reliable, technically efficient fashion. Whether the package is connected to the device via solder, adhesive or socket, the connection process as I/O counts increase becomes difficult to achieve.

     Designers of rematable connections, however, find this issue especially troubling. As I/O counts rise, the amount of force or pressure-to-interface also increases. A conventional contact technology like a gold-to-gold wiping connection uses approximately 40 grams of force per contact. When integrated circuit packages had I/O counts of 100, this force was easy to accommodate, but as I/O counts move toward 1,000 and beyond, current contact technologies are inadequate. For example, at 40 grams per contact, a 1,000 I/O Ball Grid Array socket must effectively accommodate 40 kg of force, equivalent to half the weight of an average man.

     Requiring a printed circuit board, barely 3.5 cm on each side, to support half the weight of a man is unreasonable, even with today's excellent materials technology. Such pressure, concentrated in a small space which is almost always re-heated, is very likely to fail because of printed circuit board warp, package warp or outright physical failure. This difficulty, when coupled with increasing intolerance from the market to pay premium prices, presents today's socket manufacturer with the challenging task of creating a socket that can: (i) accommodate very high I/O count devices; (ii) receive high speed devices without degrading their performance (i.e., a short versus long circuit path); and (iii) be produced for a relatively low cost.

     THE COMPANY'S SOLUTION

     The Company believes that its PI Technology has the potential to provide a cost effective solution to solving this industry-wide problem. As discussed below, the Company believes the PI Technology can establish reliable, rematable connections at only 10 grams of force. This means that only 10 kg versus 40 to 80 kg of force is required to interconnect a 1,000 I/O integrated circuit socket with the underlying printed circuit board base. The Company believes this reduction in force may enable manufacturers to connect complex integrated circuits to products through the next several generations of electronics without the high cost of associated mechanical solutions.


-------------------------
/(1)/ A "Ball Grid Array" is an advanced integrated circuit package in which the silicon die is attached to a high density base, which in turn is placed on an array of small solder balls forming the interconnect base of the package. The Ball Grid Array can be soldered directly to an electronic circuit, without using pins or wire leads coming out of the perimeter of the package.

     Additionally, the connection pathway provided using the PI Technology is exceptionally short and has very low resistance. These features will allow the connection of very high speed integrated circuits more reliably than conventional techniques and without degrading their performance as conventional techniques sometimes do. Moreover, the Company believes that the PI Technology can be applied using its PE Process at a low cost.

     THE PI TECHNOLOGY

     The PI Technology begins with metallized, treated diamond particles which have been closely screened to a specified size. The particles are tightly classified in sizes ranging from 10 microns to 125 microns, depending upon the end-product application. These electrically conductive diamond particles are attached onto contact sites using standard electroplating processes. The embedded particles create a surface with many points that provide numerous parallel electrical paths by penetrating through an oxide without requiring the wiping action of conventional contacts. The Company believes that its non-wiping action, oxide penetrating PI Technology is capable of penetrating surface contamination and oils to create an effective and reliable electrical contact.

     The diamond particles concentrate the otherwise "wiping" insertion force required by a conventional contact into a very small area or point. This gives the diamond particle the force per square inch required to pierce oxides and other contaminants on most surfaces without requiring large amounts of force on the connector contact. Reliable, hermetic connections can be made with PI Technology with as little as 10 grams of force per contact. This low-level of force is sufficient to drive the particles into the mating surface (for example an I/O pad on a silicon die) and provide low contact resistance. Moreover, the diamond particles do insignificant damage to the mating surface. This provides very long remate life with very little degradation of the connection. Because there is no wiping action, contact coatings stay substantially intact.

     Through the PE Process, these particles can be applied to many different bases - flexible, rigid, metallic and non-metallic. This wide range of bases, coupled with the low contact force, gives the PI Technology the capability to make reliable connectors out of materials that could collapse if subjected to the normally required contact forces.

     SALES AND MARKETING STRATEGY

     The Company intends to adopt and implement a two-part approach to the commercial exploitation of its PI Technology. The first part of its strategy involves the generation of royalty revenues through forming strategic relationships with, or licensing the PI Technology to, established leaders in the industries in which the Company plans to compete. The Company believes that the licensing of its technology to major industry partners will provide for faster implementation and adoption of the PI Technology and will help establish "brand" recognition for the PI Technology.

     In each industry in which the Company decides to compete, the Company will attempt to select market leaders that exhibit several key characteristics such as: (i) significant market share and strong distribution channels; (ii) manufacturing competencies that compliment those of the Company; (iii) a corporate culture that allows them to quickly respond to new technologies; and

(iv) sufficient capital and sales strength. Although the Company has entered into preliminary discussions with two industry leaders whom the Company believes satisfy all of the above criteria, the Company can provide no assurances that any agreements will be consummated or, if consummated, that such agreements will prove beneficial to the Company.

     The second part of the Company's strategy involves the sale of products utilizing or incorporating the PI Technology ("PI Products") by developing joint ventures with small volume users of the technology. These sales are anticipated to generate the earliest revenues for the Company. In connection with the sale of the PI Products, the Company plans to assist smaller-volume users and limited licensees in the development of applications for the PI Technology for third parties for whom such users and licensees act as agents, independent contractors or otherwise.

     The PI Technology has applications in several different industries where electrical connections and interconnections are made. Initially, the Company has selected the electronic interconnect industry as the primary industry in which to license the PI Technology and the PE Process. The PI Technology has been in use in the connector industry for several years, mainly in test and burn-in socket applications by licensees of the PI Technology. There is a current demand in the connector industry for reliable Ball Grid Array and Land Grid Array/(2)/ production sockets as well as other forms of Z-axis interconnect/(3)/, such as direct chip attachment and Multi-Chip Modules. The Company believes the PI Technology answers these demands and offers immediate advantages for these products.

     The Company believes that approximately 60% of the potential market for Z-axis interconnects exists outside the United States. The Company believes that entering into a joint venture relationship with a leading connector manufacturer or a leading electronic technology OEM is the only practicable method of bringing the PI Technology to market, particularly the international market, given its current capital position. The Company contemplates that a licensee or joint venture partner will provide the Company access to the licensee's or partner's existing distribution channels and will assume a majority of the marketing and engineering costs for the relevant Z-axis package. The Company will attempt to establish long-term strategic alliances with many of these industry leaders to continue developing and manufacturing new products incorporating the PI Technology. The Company also intends to expand applications of PI Technology into the communications, computer, consumer electronics, commercial and transportation industries.

     Eventually, if warranted, the Company may undertake direct marketing of PI Products. The development of applications utilizing the PI Technology presents a long-range opportunity for the Company to maximize the commercialization of its technology.


/(2)/ A "Land Grid Array" is an array of conducting pads on the package base. /(3)/ "Z-axis" means an electronic interconnect method that uses a vertical butt contact to connect two electronic components or paths as opposed to a horizontal connection.

     RESEARCH AND DEVELOPMENT

     To date, the Company has not spent any amount on research and development and does not intend to incur any material research and development costs during the fiscal year ending June 30, 1999. The Company hopes to avoid incurring substantial research and development cash requirements by entering into joint ventures for the development of future PI Products.

     COMPETITION

     Competition in the electronic connector market is fierce. The principal competitive factors are product quality, performance, price and service. While the Company is unaware of any competitors using diamond as an interconnect material, the Company and its licensees face competition from well-established firms with other interconnect technologies such as Shinetsu, Ferro Corporation, Deguyssa Corporation, Rockwell International and Lucent Technologies. However, most of these competitors apply their technologies to very narrow markets or applications and most have had only limited success in mass commercialization of their technologies.

     The Company will face competition from the development of existing and future competing technologies. There currently exists approximately 28 different technologies that can be used to create similar interconnect solutions, including dendrite crystals, gold dot technology, anisotropic technology (technologies using materials that exhibit unequal responses to external stimuli), elastomerics (rubber-like synthetic materials) and Z-axis conductive adhesives. These technologies currently are produced by materials and chemical suppliers, flexible and rigid printed circuit board manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than the Company. The Company believes that each existing technology currently has unacceptable limitations with regard to electrical/mechanical performance, manufacturability or cost as compared to the PI Technology. However, there are no assurances that the Company or the PI Technology can successfully compete with current or future technologies.

     INTELLECTUAL PROPERTY

     The Company will rely on a combination of patents, patent applications, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in the PI Technology and the PE Process. The Company currently owns ten U.S. patents (which expire from February 14, 2006, to October 15, 2013) and seven patent applications relating to the PI Technology.

     Prior to the Company's acquisition of the PI Technology, the inventor of the PI Technology or companies controlled by him granted the following exclusive and nonexclusive licenses to use the patents and patent applications relating to the PI Technology: (i) an exclusive license to Exatron Automatic Test Equipment Inc. ("Exatron") for use in the field of sockets in the automated handling and testing of integrated circuits; (ii) an exclusive license to Micro Module Systems, Inc. for use in the field of certain Multi-Chip Module thin film bases, except attached or associated products including integrated circuits, sockets, lids, heat sinks, housings and printed circuit boards; (iii) a non-exclusive license to Exatron in the field of electrically conductive components; (iv) a non-exclusive license to Johnson-Matthey Semiconductor Packagings, Inc. for use in the field of laminate-based base products; (v) a non-exclusive license to Multiflex Inc. for use in the field of laminate-based bases and metal bases; and (vi) a non-exclusive license to Myers Consulting Inc. for use in the field of laminate-based bases, metal bases, and wafer or semi-conductor products. These licenses have indefinite terms and, provided certain conditions are met, can be terminated by either party by written notice. The Company retains the right to exclude all other companies from using its patented technology without a license. Consequently, the Company may license such other companies as it chooses, provided the licenses are consistent with the exclusive licenses previously granted and other licensing restrictions that may appear in the prior licenses.

     All but one of the foregoing license agreements have been idle since their acquisition by the Company and therefore these agreements have not produced any royalty fees for the Company. See also Note 10 to Notes to Financial Statements. Royalties under the one active agreement are being held in an escrow account, outside of the Company's control, until certain legal issues are resolved, which may affect royalty payments payable on the remaining licenses, if any. See Item 3.

     There can be no assurance that patents will be issued from any of the pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad enough to protect the Company's PI Technology. While the Company intends to vigorously protect its intellectual property rights, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation may be necessary to enforce the Company's patents, patent applications, trade secrets, licenses and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and results of operations regardless of the final outcome of the litigation. Despite the Company's efforts to maintain and safeguard its proprietary rights, there can be no assurances that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

     The semiconductor and interconnect industries are characterized by uncertain and conflicting intellectual property claims. The Company has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing, although it does not believe that it is infringing any third party proprietary rights at this time. To the extent that it deems necessary, the Company may license the right to use certain technology patented by others in certain products that it manufactures. There can be no assurance that the Company will not in the future be notified that it is infringing other patent and/or intellectual property rights of third parties.
In the event of such infringement, there can be no assurance that a license to the technology in question could be obtained on commercially reasonable terms, if at all, that litigation will not occur or that the outcome of such litigation will not be adverse to the Company. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on the Company's business. In any event, patent litigation is expensive, and the Company's operating results could be materially adversely affected by any such litigation, regardless of its outcome.

     The Company intends to protect its trade secrets and proprietary technology, in part, through confidentiality and non-competition agreements. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets, such as the PE Process, will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of the Company's proprietary rights to the same extent as do the laws of the United States.

     GOVERNMENT REGULATION

     The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its limited operations. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal year ended June 30, 1998.

     Licensees of the PI Technology are subject to numerous federal, state and local laws and regulations, including those relating to the use and disposal of hazardous substances. The Company believes that its PE Process will be subject to less environmental regulation because it does not use a lead based interconnect technology and it generates less hazardous waste compared to current industry practices.

     EMPLOYEES

     The Company currently has no employees other than Gilbert Olachea, its President and Chief Executive Officer, and Thomas Vander Stel, its Chief Financial Officer and Vice President. The Company has two officers in addition to Messrs. Olachea and Vander Stel.

ITEM 2 - PROPERTY

     The Company currently maintains its executive and administrative office in space provided by Intercell, its majority shareholder, at an expense of $5,850 for the year. Also, subsequent to the year end, the Company began conducting operations in space provided by Gilbert Olachea, the Company's President and Chief Executive Officer, at no charge. The Company owns no real property.

ITEM 3 - LEGAL PROCEEDINGS

        The Company has been served with multiple copies of a summons and complaint naming one of its licensees and identifying others (but not naming the Company), by Mr. Louis DiFrancesco on March 10, 1998 with the Superior Court of California, County of Santa Clara, case number CV772523 (the "DiFrancesco Lawsuit"). Mr. DiFrancesco has asserted that copies of the complaint served in Colorado were served on certain affiliated companies and employees, directors and officers of the Company and its affiliated companies. Mr. DiFrancesco, the inventor of the PI Technology, alleges that one of the Company's licensees has not paid him the royalties he is due and seeks monetary damages. Pursuant to a stipulation among the parties, none of the defendants is required to file any responsive pleadings until Mr. DiFrancesco's complaint is amended or re-filed. Since the date of the stipulation, no further actions or developments have occurred in this litigation. The Company believes that this action is without merit and intends to vigorously defend itself with respect to the matters alleged, if the lawsuit is prosecuted.

        The Company filed suit against Mr. DiFrancesco on October 5, 1998 with the U.S. District Court for the District of Colorado, to enjoin him from certain further specified actions against the Company and its licensees.

        Other than the DiFrancesco lawsuits, to the knowledge of the management of the Company there are no material legal proceedings pending or threatened (other than routine litigation incidental to the business) to which the Company (or any officer, director, affiliate or beneficial owner of more than 5% of the Company's voting securities) is party or to which property of the Company is subject.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the period April 1, 1998, to June 30, 1998.

                                    PART II

ITEM 5 - MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock presently is traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. ("NASD"). The NASDAQ symbol for the Common Stock is "NPCT." The Common Stock is also traded on the Third Market Segment of the Berlin Stock Exchange under the symbol "NPI."

     The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the last two fiscal quarters. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


1998 Fiscal Year             High                       Low
----------------             ----                       ---

   March 31, 1998           $ 1.65                   $ 1.60

   June 30, 1998             2.437                    2.187


While a limited market did exist for the Common Stock under the Company's former names of Mendell and Sunlight (See Item 1), it was so insignificant in volume that it was not representative of a true market or a realistic market valuation of the Common Stock. Accordingly, any information relating to former market activity is deemed immaterial and has not been included herein. Such information can be obtained from the NASD by anyone interested in such historical data. As of June 30, 1998, there were 78 holders of record of the Company's outstanding 12,125,100 shares of Common Stock.

     The Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. Payment of dividends to holders of its

Common Stock is subject to prior payment of accrued dividends with respect to the Company's outstanding preferred stock.

     All unregistered sales of the Company's securities from July 1, 1997, through March 31, 1998, have been reported on the Company's quarterly reports. The Company made the following unregistered sales of its securities from March 31, 1998, through June 30, 1998.


               Title of         Amount of
Date of Sale   Securities       Securities     Consideration            Purchaser
------------   ----------       ----------     -------------            ---------
1) 6/11/98     Common Stock     100            cash                     Edward Burrell
2) 4/14/98     Common Stock     100,000        investment banking       John Messina
                                               services
3) 4/14/98     Common Stock     30,000         services                 Kevin B. Waide
4) 4/14/98     Common Stock     16,593         services                 Kristi J. Kampmann
5) 4/14/98     Common Stock     50,000         consulting services      Lumenaria, LLC
6) 4/23/98     Common Stock     25,000         investment banking       Joel Dnistrian
                                               services

     All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information which they requested and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6 - MANAGEMENT'S PLAN OF OPERATION

     The statements contained herein, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

     The independent auditor's report on the Company's financial statements for the year ended June 30, 1998 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to Financial Statements.

     The Company's revenues were $1,519 and $0 for the fiscal years ended June 30, 1998 and 1997, respectively. The revenue in 1998 was derived from oil and gas leases, which the Company expensed as an impairment loss.

     General and administrative expenses increased to $1,174,999 for the year ended June 30, 1998 from $214,289 for the year ended June 30, 1997. This increase is due in part to the impairment of the Company's oil and gas leases of approximately $171,000 and to the incurrence of public relations and other consulting fees totaling approximately $502,000. Salaries and wages increased to approximately $270,000 for the year ended June 30, 1998 from $0 for the year ended June 30, 1997. The salaries and wages consist of $96,307 in wages paid by Intercell to Intercell employees and billed to the Company and $173,858 in Common Stock paid to related parties as compensation. See Notes 6 and 7 to Notes to Financial Statements.

     Loss from discontinued operations decreased from $308,858 for the year ended June 30, 1997 to $0 for the year ended June 30, 1998. The Company issued preferred stock in 1998 resulting in an accrued preferred stock dividend of $60,417 in 1998 compared to $0 for 1997.

     The Company experienced net losses of $1,197,751 and $487,092 for the fiscal years ended June 30, 1998 and 1997 respectively.

     During the fiscal year ended June 30, 1998, the Company changed its corporate strategy and focus to building a company based on the PI Technology and discontinued all operations related to the sale and installation of sun tunnels. The Company acquired the intellectual property rights to the PI Technology on February 26, 1998.

     The Company's current operations are not generating positive cash flow and the current cash reserves are not sufficient to fund the Company's plan of operation for the ensuing twelve months. To address its cash flow concerns, the Company entered into a securities purchase agreement with a third party on July 23, 1998.

     This agreement was supposed to provide the Company with $1,500,000 in capital during the next twelve months with up to a total of $8,500,000 over a 24-month period. As of September 30, 1998, the Company has received $750,000 under the original agreement. The agreement has been amended to allow the Company to assign the remaining commitment to another party. The Company is currently seeking a substitute investor to fulfill the terms of the agreement. If this agreement is performed in full, it will provide the Company with enough capital to meet its plan of operation for the next year. There is no assurance, however, that the Company will be able to find a substitute investor and therefore meet its ongoing capital requirements. This transaction is described in detail in Note 12 to Notes to Financial Statements.

     The Company intends to adopt and implement a two-part sales and marketing strategy to commercialize the PI Technology over the next 12 months. The first part of its strategy involves the generation of royalty revenues through forming strategic relationships with, or licensing the PI Technology to, established leaders in industries in which the Company believes the PI Technology will have competitive advantages. The second part of its strategy involves the sale of products developed by the Company or through joint venture agreements utilizing the PI Technology for small volume users of the technology. For a more complete discussion of the Company's sales and marketing strategy, see Item 1(b).

     To date, the Company has not spent any funds on research and development and does not intend to incur any material direct research and development costs during the fiscal year ending June 30, 1999. The Company will incur some expense in setting up joint ventures to develop future PI Products but plans to avoid incurring research and development cash requirements.

     The Company does not currently have any plans to add or sell significant capital plant and equipment during the fiscal year ending on June 30, 1999. However, the Company intends to add six to eight employee positions during the year, including positions in applications and development, engineering, sales and administration.

Recently issued accounting pronouncements:

     During the year ended June 30, 1998, the Company adopted SFAS No. 128, Earnings Per Share. This statement replaces the presentation of primary earnings or loss per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS 128 did not result in a changed into the previously presented EPS for the year ended June 30, 1997.

     The Financial Accounting Standards Board recently issued SFAS No. 130, Reporting Comprehensive Income. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income and its components, which includes, among other items, unrealized gains or losses from marketable securities that previously were only reported as a component of shareholders' equity. Reclassification of earlier financial statements for comprehensive purposes is required. Management believes that implementation of SFAS No. 130 will not materially impact the Company's financial statements.

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and in February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

Year 2000 Conversion:

        The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and cost associated with this problem, including communicating with suppliers, dealers and others with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning process.

Item 7 - Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----

Report of Independent Auditors (Gelfond Hochstadt Pangburn & Co.)                      F-2

Report of Prior Independent Auditor (Larry O'Donnell, CPA, P.C.)                       F-3

Financial statements:

   Balance Sheet - June 30, 1998                                                  F-4, F-5

   Statements of Operations - years ended June 30, 1998 and 1997                       F-6

   Statements of Shareholders' Equity - years ended June 30, 1998 and 1997             F-7

   Statements of Cash Flows - years ended June 30, 1998 and 1997                  F-8, F-9

Notes to Financial Statements                                                 F-10 to F-20


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Nanopierce Technologies, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Nanopierce Technologies, Inc. (the Company) as of June 30, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $1,137,334 for the year ended June 30, 1998, and a deficit of $1,624,426 as of June 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
July 23, 1998, except for Note 12 to
which the date is September 28, 1998

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors
Nanopierce Technologies, Inc.
Denver, Colorado

I have audited the accompanying statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 1997 of Nanopierce Technologies, Inc. (formerly Sunlight Systems, Ltd.). These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nanopierce Technologies, Inc. (formerly Sunlight Systems, Ltd.) for the year ended June 30, 1997 in conformity with generally accepted accounting principles.



LARRY O'DONNELL, CPA, PC

Denver, Colorado
September 24, 1997

                         NANOPIERCE TECHNOLOGIES, INC.

                                 BALANCE SHEET

                                 JUNE 30, 1998





                                    ASSETS

                                        Unaudited
                                        pro forma        Historical
                                      -------------    --------------
                                        (Note 12)
Current assets:

  Cash                                  $  440,011       $       11
  Current portion of note
   receivable (Note 4)                      11,650           11,650
  Other                                        324              324
                                        ----------       ----------
    Total current assets                   451,985           11,985

Note receivable, net of
 current portion (Note 4)                   27,089           27,089

Marketable securities                        1,491            1,491

Intellectual property rights, net
 of accumulated amortization
  of $34,315 (Note 3)                      965,685          965,685
                                        ----------       ----------

                                        $1,446,250       $1,006,250
                                        ==========       ==========

                                  (Continued)

                         NANOPIERCE TECHNOLOGIES, INC.

                                 JUNE 30, 1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                      Unaudited
                                                      pro forma      Historical
                                                     -----------    ------------
                                                      (Note 12)
Current liabilities:
 Notes payable (Note 5):
  Related party                                      $   144,000    $   144,000
  Other                                                   93,513         93,513
 Accounts payable and accrued expenses:
  Related parties (Note 6)                               146,747        146,747
  Other                                                    7,022          7,022
                                                     -----------    -----------
   Total liabilities (all current)                       391,282        391,282
                                                     -----------    -----------

Commitments and contingencies (Notes 10 and 12)

Shareholders' equity (Notes 3, 7, 10 and 12):
 Preferred stock, $0.0001 par value; 5,000,000
  shares authorized:
  Series A; 100 shares issued and outstanding;
   liquidation preference of $2,265,625; 8% dividend
   rate; cumulative unpaid dividends of $60,417          500,000        500,000
  Series B; maximum of 150,000 shares issuable;
   50,000 shares issued and outstanding; $0.70 per
   year per share cumulative dividend;                   440,000
  Series C; maximum of 700,000 share issuable;
    no shares issued and outstanding;
  Common stock, $0.0001 par value; 45,000,000
   shares authorized; 12,125,100 shares issued
   and outstanding                                         1,213          1,213
  Additional paid-in capital                           1,736,690      1,736,690
  Unrealized gain on securities available-for-sale         1,491          1,491
  Deficit                                             (1,624,426)    (1,624,426)
                                                     -----------    -----------
                                                       1,054,968        614,968
                                                     -----------    -----------

                                                     $ 1,446,250    $ 1,006,250
                                                     ===========    ===========

                 See notes to financial statements.

                         NANOPIERCE TECHNOLOGIES, INC.

                           STATEMENTS OF OPERATIONS

                      YEARS ENDED JUNE 30, 1998 AND 1997


                                        1998                1997
                                    ------------        ------------
Revenues from oil and gas
 properties (Note 9)                $      1,519
                                    ------------        ------------
General and administrative
 expenses:
 Related parties (Note 6)                354,642         $    91,000
 Other                                   820,357             123,289
                                     -----------         -----------
                                       1,174,999             214,289
                                     -----------         -----------

Loss from operations                  (1,173,480)           (214,289)
                                     -----------         -----------

Other income (expense):
  Interest income                          3,964               4,274
  Gain on sale of
   marketable securities                  37,528              31,781
  Interest expense:
   Related party                          (4,720)
   Other                                    (626)
                                     -----------         -----------
                                          36,146              36,055
                                     -----------         -----------

Loss from continuing
 operations                           (1,137,334)           (178,234)
                                     -----------         -----------

Discontinued operations (Note 8):
  Loss from operations                                      (173,911)
  Loss on sale of
   discontinued segment                                     (134,947)
                                     -----------         -----------
                                                            (308,858)
                                     -----------         -----------

Net loss                              (1,137,334)           (487,092)
Series A preferred
 stock dividends (Note 3)                (60,417)
                                     -----------         -----------
Net loss applicable to
 common shareholders                 $(1,197,751)        $  (487,092)
                                     ===========         ===========

Loss per common share:
  Continuing operations              $     (0.18)        $     (0.05)
  Discontinued operations                                      (0.09)
                                     -----------         -----------
  Net loss                           $     (0.18)        $     (0.14)
                                     ===========         ===========

Weighted average number of
 common shares outstanding             6,621,757           3,518,286
                                     ===========         ===========

                      See notes to financial statements.

                                                   NANOPIERCE TECHNOLOGIES, INC.

                                                 STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 YEARS ENDED JUNE 30, 1998 AND 1997

                                                                Nanopierce Technologies, Inc.
                                ----------------------------------------------------------------------------------------------------

                                      Series A                                                     Unrealized
                                   Preferred stock          Common stock          Additional         gain on
                                ---------------------------------------------      paid-in          securities
                                 Shares       Amount      Shares      Amount       capital      available-for-sale       Deficit
                                 ------       ------      ------      ------       -------      ------------------       -------
Balances, July 1, 1996

Exchange of Mendell-Denver
 Corporation stock for
 common stock of the
 Company                                                 699,437      $  210    $      197

Stock issued for cash and
 other property                                        3,133,970         940       686,032

Unrealized gain on securities
 available-for-sale                                                                                       $ 38,283

 Net loss                                                                                                            $  (487,092)
                                 ------    ---------  ----------      ------    ----------                --------    ----------
Balances, June 30, 1997                                3,833,407       1,150       686,229                  38,283      (487,092)

1 for 3 reverse stock split                                             (768)          768

Stock issued for services                              1,041,593         105       550,219

Stock issued for purchase of
 intellectual property rights       100    $ 500,000   7,250,000         725       499,275

Stock issued for cash                                        100           1           199

Change in unrealized gain on
 securities available-for-sale                                                                             (36,792)

Net loss                                                                                                              (1,137,334)
                                 ------    ---------  ----------      ------    ----------                --------    ----------
Balances, June 30, 1998             100    $ 500,000  12,125,000      $1,213    $1,736,690                $  1,491   $(1,624,426)
                                 ======    =========  ==========      ======    ==========                ========   ===========

                                       Mendell-Denver Corporation
                                ---------------------------------------
                                        Common Stock                            Total
                                ---------------------------                  Shareholders'
                                    Shares       Amount         Deficit         Equity
                                    ------       ------         -------         ------
Balances, July 1, 1996          10,491,558      $ 5,592        $(10,085)        $(4,493)

Exchange of Mendell-Denver
 Corporation stock for
 common stock of the
 Company                       (10,491,558)      (5,592)         10,085           4,900

Stock issued for cash and
 other property                                                                 686,972

Unrealized gain on securities
 available-for-sale                                                              38,283

 Net loss                                                                      (487,092)
                                    ------       ------         -------         -------
Balances, June 30, 1997                                                         238,570

1 for 3 reverse stock split

Stock issued for services                                                       550,324

Stock issued for purchase of
 intellectual property rights                                                 1,000,000

Stock issued for cash                                                               200

Change in unrealized gain on
 securities available-for-sale                                                  (36,792)

Net loss                                                                     (1,137,334)
                                    ------       ------         -------     -----------
Balances, June 30, 1998             $            $              $           $   614,968
                                    ======       ======         =======     ===========

                       See notes to financial statements.

                         NANOPIERCE TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30,1998 AND 1997


                                                           1998         1997
                                                       ------------  ----------
Cash flows from operating activities:
   Net loss                                            $(1,137,334)  $(487,092)
                                                       -----------   ---------
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization expense                34,315       9,704
       Amortization of discount on note receivable          (3,640)     (4,274)
       Gain on sale of marketable securities               (37,528)
       Impairment of oil and gas properties                171,970
       Expenses incurred in exchange for common stock      550,324
       Loss on sale of long-term assets                                 52,118
   Changes in operating assets and liabilities:
     Increase in accounts payable and accrued
     expenses:
       Related parties                                     115,247
       Other                                                 7,022      31,500
     (Increase) decrease in other assets                     3,766      (4,090)
                                                       -----------   ---------

       Total adjustments                                   841,476      84,958
                                                       -----------   ---------

Net cash used in operating activities                     (295,858)   (402,134)
                                                       -----------   ---------

Cash flows from investing activities:
   Proceeds from sale of marketable securities              37,528
   Payments received on note receivable                     12,500      20,500
   Capital expenditures                                                (71,172)
   Proceeds from sale of assets                                         18,700
   Increase in start-up costs                                          (30,627)
   Purchase of distributorships and dealerships                        (42,546)
                                                       -----------   ---------
Net cash provided by (used in) investing activities         50,028    (105,145)
                                                       -----------   ---------

                                  (Continued)

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997



                                                     1998         1997
                                                  ----------   ----------

  Cash flows from financing activities:
   Proceeds from notes payable:
    Related party                                    144,000
    Other                                             93,513
   Proceeds from issuance of common stock                200      515,000
                                                  ----------   ----------

  Net cash provided by financing activities          237,713      515,000
                                                  ----------   ----------

  Net increase (decrease) in cash                     (8,117)       7,721

  Cash, beginning                                      8,128          407
                                                  ----------   ----------

  Cash, ending                                    $       11   $    8,128
                                                  ==========   ==========

The Company incurred no interest expense or income tax expense for fiscal years ended June 30, 1998 and 1997.

Supplemental schedule of non-cash investing and financing activities:

  Intellectual property rights acquired by
   issuance of:
    Common stock, 7,250,000 shares                $  500,000
    Series A preferred stock, 100 shares             500,000
                                                  ==========

                                                  $1,000,000
                                                  ==========

  Oil and gas property acquired by issuance of
   common stock                                                $  171,970
                                                               ==========

  Notes receivable acquired for sale of assets
   related to discontinued operations                          $   72,053
                                                               ==========


                       See notes to financial statements.

                         NANOPIERCE TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 1998 AND 1997


1.  Business, organization and summary of significant accounting policies:

    Business:

    Nanopierce Technologies, Inc. (the Company) is engaged in the design, development and licensing of products using its electronic connection technology intellectual property. The intellectual property, called Particle Interconnect, consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names and trademarks. The Particle Interconnect technology improves electrical, thermal and mechanical characteristics of electronic products. The Company markets Particle Interconnect to technology companies for use in various industries for a wide range of applications. The Company has not recognized any royalty revenue through June 30, 1998, pending the resolution of litigation regarding a license agreement (Note 10).

    Organization:

    The Company was originally formed in July 1985 under the name of Mendell-
     Denver Corporation (Mendell). At July 1, 1996, Mendell was essentially a shell company with no significant business operations. In July 1996, Mendell acquired all of the outstanding common stock of Sunlight Systems, Ltd. (Sunlight) and Mendell was merged into Sunlight. For accounting purposes, the transactions have been treated as an acquisition of Mendell by Sunlight and as a recapitalization of Sunlight.

    Sunlight was a dealer in Colorado and Nevada and a distributor in Illinois, Ohio, Michigan and Indiana of skylights. In November 1996, Sunlight sold its dealerships and distributorships (Note 8).

    In February 1998, Sunlight acquired the Particle Interconnect technology from Particle Interconnect Corporation, a wholly owned subsidiary of Intercell Corporation (Intercell). In exchange for Particle Interconnect, Sunlight issued to Intercell 7,250,000 shares of its common stock, and 100 shares of its Series A voting preferred stock (Note 3). In connection with this transaction, Sunlight changed its name to Nanopierce Technologies, Inc. After the transaction, Intercell owns approximately 60% of the outstanding common stock of the Company and approximately 74% of the common stock on a diluted basis, considering the voting and conversion rights of the Series A preferred stock.

    Reverse stock split:

    In February 1998, the Company effected a one-for-three reverse stock split of its common stock. All references in the financial statements to number of shares and per share amounts have been restated to reflect the reverse stock split.

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997


1. Business, organization and summary of significant accounting policies (continued):

     Use of estimates in the financial statements:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Fair value of financial instruments:

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair
     Value of Financial Instruments", requires the Company to disclose estimated fair values for its financial instruments, for which it is practicable to estimate fair value. The fair value of the Company's payables to related parties are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amounts of the Company's other financial instruments approximates their fair values primarily because of the short-term maturity of these instruments.

    Intellectual property:

    The intellectual property (Particle Interconnect), was acquired upon the issuance of common and preferred stock of the Company (Note 3) and is valued at estimated fair value at the date of acquisition based on a written cash offer for Particle Interconnect from an outside third party that is a manufacturer in a field which uses the intellectual property. The intellectual property is being amortized using the straight-line method over 10 years. The 10 year period is based on the estimated useful life limited by the remaining average patent protection period. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of long-lived assets. In performing this assessment, management compares current and projected sales, operating income, and annual cash flows on an undiscounted basis, with the related annual amortization expense.

    Marketable securities:

    Marketable securities consist of approximately 23,700 shares of common stock of Intercell. These securities are classified as available-for-sale and are carried at fair value based upon market quotes. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component of shareholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense).

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997

1. Business, organization and summary of significant accounting policies (continued):
    Stock-based compensation:

    Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for
     Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

    Income taxes:

    Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities and measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

    Loss per share:

    Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

    During the year ended June 30, 1998, the Company adopted SFAS No. 128,
     Earnings Per Share. This statement replaces the presentation of primary earnings or loss per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS 128 did not result in a changed into the previously presented EPS for the year ended June 30, 1997.

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997


1. Business, organization and summary of significant accounting policies (continued):

    Recently issued accounting pronouncements:

    The Financial Accounting Standards Board (FASB) recently issued SFAS No.
     130, Reporting Comprehensive Income. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income and its components, which includes, among other items, unrealized gains or losses from marketable securities that previously were only reported as a component of shareholders' equity. Reclassification of earlier financial statements for comprehensive purposes is required. Management believes that implementation of SFAS No. 130 will not materially impact the Company's financial statements.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an
     Enterprise and Related Information and in February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

    In June 1998, the FASB issued SFAS No, 133, Accounting for Derivative
     Instruments and Hedging Activities. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

    Reclassifications:

    Certain amounts reported in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2.  Going concern, results of operations, and management's plans:

    The Company's financial statements for the year ended June 30, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended June 30, 1998, the Company reported a net loss of $1,137,334 and a deficit of $1,624,426. The Company has experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Management has implemented an operating plan to address these concerns. In
     July 1998, the Company received significant financing through an equity agreement to sell shares of Series B convertible preferred stock to a third party (Note 12). The agreement is for a two-year period and will allow the Company to sell the third party up to $8,500,000 of preferred stock. The Company received $500,000 on July 23, 1998.

    Along with the subsequent funding, the Company's operating plan includes achieving sales and royalty revenue through licensing of its Particle Interconnect technology, and maintaining cost reduction efforts through continued supervision of labor and general and administrative expenses. Actions presently being taken under the operating plan and the subsequent financing have been planned in order to meet cash needs for the year ending June 30, 1999. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997

3.  Particle Interconnect and Series A preferred stock:

    In February 1998, the Company acquired the Particle Interconnect technology from Particle Interconnect Corporation (a wholly-owned subsidiary of Intercell) in exchange for 7,250,000 shares of common stock and 100 shares of Series A preferred stock. Prior to the acquisition of the technology, Particle Interconnect Corporation primarily incurred expenses related to the research and development of Particle Interconnect, but had no revenue producing activities or any other significant ongoing business activities.

    The Series A preferred stock has voting rights equal to 7,250,000 shares of common stock and an aggregate liquidation preference of $2,265,625. Each share of Series A preferred stock is convertible to 72,500 shares of common stock. Dividends accumulate on the Series A preferred stock at 8% of the liquidation preference amount. Any dividends not declared and paid are, at the option of the holder, also convertible to common stock of the Company at the same conversion rate as the Series A preferred stock. At June 30, 1998, cumulative unpaid dividends were $60,417. The Company may redeem the Series A preferred stock, with six months notice, for the liquidation preference amount.

4.  Note receivable:

    In connection with the sale of the Sunlight dealerships and distributorships in November 1996 (Note 8), the Company received a $60,000 non-interest bearing note receivable. Interest was imputed on the note at 10%. At June 30, 1998, the outstanding balance of the note and the unamortized balance of the discount were $45,000 and $6,261, respectively. Monthly payments under the note are $1,250 through June 2001. The note is collateralized by the property and equipment related to the dealerships and distributorships.

5.  Notes payable:

    Related party:

    Notes payable, related party, consist of two notes payable to an affiliate of certain minority shareholders of the Company. The notes have outstanding balances of $100,000 and $44,000 at June 30, 1998, are unsecured and bear interest at 10% and 8%, respectively.

    Other:

    Notes payable, other, consist of two unsecured notes with payable outstanding balances of $68,513 and $25,000 at June 30, 1998, and bear interest at 8% and 9%, respectively.

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997

6.  Related party transactions:

    Accounts payable and accrued expenses, related parties, consist of $4,720 of accrued interest expense and $142,027 owed to Intercell for certain general and administrative expenses paid by Intercell on behalf of the Company.

    Related party general and administrative expenses incurred during the years ended June 30, 1998 and 1997 consist of the following:

                                                     1998          1997
                                                   ---------     ---------
       Expenses paid by Intercell:
          Salaries and benefits                     $ 96,307
          Legal                                       80,917
          Travel                                      24,733
          Other                                       13,587
                                                    --------
                                                     215,544
       Management services, to affiliates of
        certain minority shareholders:
          In exchange for common stock (Note 7)       81,858
          In exchange for cash                        57,240     $  91,000
                                                    --------     ---------

                                                    $354,642     $  91,000
                                                    ========     =========

7.  Common stock, stock options and warrants issued for services:

Common stock:

During the year ended June 30, 1998, the Company issued 1,041,593 shares of common stock in exchange for services valued at $550,324 based on the quoted market price of the Company's common stock at the date the services were performed. The shares were issued for the following services:

                                                    Shares        Amount
                                                   ---------     ---------

     Affiliates, management services                 420,000     $  81,858
     Employees, compensation                          96,593       173,858
     Third parties, investment related services      525,000       294,608
                                                   ---------     ---------

                                                   1,041,593     $ 550,324
                                                   =========     =========

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997

7.  Common stock, stock options and warrant issued for services (continued):

     Stock options and warrants:

    In exchange for services received, the Company granted stock options and warrants to employees and third parties for the purchase of 5,700,000 shares of common stock (5,000,000 relating to employees and 700,000 relating to third parties). The options and warrants have a weighted-average exercise price of $0.34 per share and expire between April 2002 and February 2008. The fair value of the options and warrants granted to third parties was not significant based on the Black-Scholes option pricing model using the assumptions outlined below.

    The Company applies APB No. 25 "Accounting for Stock Issued to Employees" in accounting for stock options granted to employees. As the exercise prices of the options granted to employees was equal to or greater than the market price of the Company's stock at the date of grant, no compensation expense was recorded. The Company has determined the pro forma impact of the options granted as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option-pricing model was used with the following weighted-average assumptions: no dividend yield; expected volatility of 15%; risk free interest rate of 5.85%; and expected lives of approximately 9.6 years. The weighted average fair value of options granted during the year ended June 30, 1998 was approximately $0.006 per share. The pro forma effect of these options for the year ended June 30, 1998 was approximately $30,000 and the impact on net loss and net loss per share is as follows:

     Pro forma net loss                  $ (1,167,334)
     Pro forma net loss applicable to
        common shareholders              $ (1,227,751)
     Pro forma loss per common share     $      (0.19)

    These pro forma calculations only include the effects of the grants for the year ended June 30, 1998. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997

8.  Discontinued operations:

    On November 1, 1996, the Company sold its dealerships, distributorships and assets related to its Sunlight skylight business operations. The Company received cash of $18,000 and non-interest bearing notes of $90,000 (discounted at 10% to $72,053) and recognized a loss on this sale of $134,947. The loss from operations consisted of the following:

    Revenues                                  $  37,894
    General and administrative expenses        (211,805)
                                              ---------

                                              $(173,911)
                                              =========

9.  Impairment of oil and gas properties:

    The Company was originally formed in 1985 to invest in and develop oil and gas properties. The Company's remaining investment in an oil and gas property produced only minimal revenues during the year ended June 30, 1998, and management determined that the investment was probably not recoverable. Therefore, the Company recognized an impairment loss of $171,970. The impairment loss is included in general and administrative expense in the accompanying statement of operations.

10. License agreements:

    The Company has several license agreements with third parties which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but one license agreement has been idle since the Company acquired the property rights and therefore these agreements have not produced any royalty fees for the Company. With regard to all current licensees, the Company is involved in pending litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through June 30, 1998 total approximately $24,000. These monies are being held in an escrow account, outside of the Company's control, until the litigation is resolved. Although management believes that the Company will ultimately be successful in defending this matter, the Company has not recognized any royalty revenue until it can determine the ultimate outcome. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the Company's operations or the further development of the Particle Interconnect technology.

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997

11. Income taxes:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets as of June 30, 1998 are as follows:

       Noncurrent deferred tax assets:
          Net operating loss carryforwards      $ 550,000
          Intellectual property rights              4,000
       Valuation allowance                       (554,000)
                                                ---------

       Net deferred tax assets                  $
                                                =========

The reconciliation between taxes computed at the statutory federal tax rate and the effective tax rate for the years ended June 30, 1998 and 1997 is as follows:

                                                   1998           1997
                                                ---------      ---------

       Expected income tax benefit              $(383,000)     $(165,000)
       Increase in valuation allowance            383,000        165,000
                                                ---------      ---------

       Actual income tax benefit                $              $
                                                =========      =========

    At June 30, 1998, the Company has net operating loss carryforwards available to reduce future taxable income of approximately $1,618,000, expiring between 2010 through 2013 as follows:

                                                    Net
                 Year                           operating loss
                ------                          --------------

                2010                            $        2,000
                2011                                     3,000
                2012                                   487,000
                2013                                 1,126,000
                                                --------------

                                                $    1,618,000
                                                ==============

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997


12. Subsequent event:

    On July 23, 1998, the company executed a Securities Purchase Agreement (the
     "Agreement") with a third party (Buyer). The Buyer agreed to acquire Series B convertible preferred stock (Series B Shares) and Series C convertible preferred stock (Series C Shares) at specified closing dates. The Agreement is for a two-year period and will allow the Company to issue to the Buyer up to $8,500,000 of preferred stock. In addition, at each closing date, the Company agreed to issue to the Buyer, as additional consideration a warrant (Warrant). Terms of the Agreement are as follows:

      a. At the first closing, on July 23, 1998, the Company issued 50,000 Series B Shares at $10 per share resulting in net proceeds of $440,000 net of $60,000 of issuance costs. At the second and third closings, scheduled to be executed in August and September, 1998, the Buyer was to acquire 50,000 Series B Shares at $10 per share at each closing. As of September 28, 1998, the second and third closings have not been executed. Management is in the process of negotiating new agreement terms and believes that the financing will continue on a delayed schedule.

         The Series B Shares are non-voting with cumulative dividends of $0.70 per share per year and are redeemable by the Company at $12 per share plus any accumulated and unpaid dividends. The Series B Shares are convertible into shares of the Company's common stock at a conversion rate of $10 per share plus accumulated and unpaid dividends, divided by the lesser of 110% of the average closing bid price of the Company's common stock for the five days prior to the purchase of the Series B Shares or 80% of the average closing bid price of the Company's common stock for the five days prior to the conversion date.

      b. Under the Agreement, through July 2000, the Buyer is to acquire a minimum of 250,000 Series C Shares and a maximum of 700,000 Series C Shares, in defined tranches, at the Company's option. The first Series C tranche may not occur until at least 30 days after the effective date of a registration statement. Certain defined conditions must be met before a sale of Series C Shares can occur, including a requirement that the average daily share price for the Company's common stock must equal or exceed $1.75 per share for the 10 trading days prior to the closing.

         The Series C Shares are non-voting with cumulative dividends of $0.70 per share per year and are redeemable by the Company at $11.75 per share plus any accumulated and unpaid dividends. The Series C Shares are convertible into shares of the Company's common stock at a conversion rate of $10 per share plus accumulated and unpaid dividends, divided by 82.5% of the average closing bid price of the Company's common stock for the five days prior to the conversion date.

                         NANOPIERCE TECHNOLOGIES, INC.

                      YEARS ENDED JUNE 30, 1998 AND 1997

12. Subsequent event (continued):

     c. At each closing date of the Series B Shares and the Series C Shares, the Buyer is to receive a Warrant to purchase common stock of the Company. The number of shares into which each Warrant is exercisable is equal to the number of preferred shares acquired at that closing date. The exercise price of each Warrant is equal to 125% of the closing bid price of the Company's common stock on the closing date. These warrants expire 3 years after the date of issuance.

     d. The Company has agreed to register the common shares underlying the Series B Shares, the Series C Shares, the Warrant shares, and any shares related to accumulated and unpaid dividends under the Securities Act of 1933 and to keep the registration effective pursuant to Rule 415 of the 1933 Act. If the registration obligations are not met, the Company is required to pay the Buyer monthly damages equal to 1.5% of the cumulative purchase price of the Series B Shares and Series C Shares acquired by the Buyer.

     e. If the Company does not sell the Buyer at least the minimum number of Series C Shares, the Company is required to issue the Buyer a warrant to purchase a number of shares of common stock equal to the difference between the minimum number of Series C Shares and the actual number sold. This warrant has an exercise price of $2.88 and shall be exercisable for 3 years.

        If the Buyer does not purchase Series B Shares or Series C Shares when offered for sale by the Company in accordance with the agreement, all Warrants previously issued to the Buyer shall be canceled.

     The accompanying balance sheet includes an unaudited pro forma balance sheet as of June 30, 1998, that gives effect to the July 23, 1998 issuance of 50,000 shares of Series B Shares under the Agreement as if the transaction had been consummated on June 30, 1998. The unaudited pro forma balance sheet should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma balance sheet does not purport to be indicative of the financial position of the Company had the sale occurred on June 30, 1998 or to project the Company's financial position for any future period. The unaudited pro forma balance sheet includes pro forma adjustments to record the receipt of the $500,000 of cash upon the sale of shares, net of $60,000 of issuance costs.

ITEM 8 - CHANGES IN ACCOUNTANTS

    On April 8, 1998 the Company dismissed Larry O'Donnell, CPA, P.C. and engaged Gelfond Hochstadt Pangburn & Co., as its new principal independent accountant, effective April 8, 1998. There is no adverse opinion of disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles for either of the Company's past two years. There were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K during the Company's two most recent fiscal years and the subsequent period up to the date of the engagement of the new principal independent account.

                                   PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth certain information with respect to the directors, executive officers and significant employees of the Company:

      Name and (Age)                    Position                       Period of Service
---------------------------  -------------------------------  -----------------------------------
Gilbert Olachea (42)         Director, President and Chief    May 1998 to present
                             Executive Officer

Paul H. Metzinger (59)       Director and Executive Vice      Director from February 1998 to
                             President                        present, Executive Vice President
                                                              from May 1998 to present, and
                                                              President and Chief Executive
                                                              Officer from February 1998 to May
                                                              1998

Thomas Vander Stel (38)      Chief Financial Officer and      February 1998 to present
                             Vice President

Kristi J. Kampmann (25)      Secretary                        February 1998 to present

     The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer.

Biographical Information Regarding Officers, Directors and Significant Employees
--------------------------------------------------------------------------------

     Gilbert Olachea. Mr. Olachea has been President, Chief Executive Officer and a director of the Company since May 1998. In addition, he has been President, Chief Executive Officer and a director of Sigma 7 Corporation (a subsidiary of Intercell) since December 1997 . From July 1993, to September 1997, Mr. Olachea served as Vice President of Corporate Marketing and Communications of Amkor Electronics, the world's largest service and product integrated circuit package provider in the semiconductor industry. At Amkor, Mr. Olachea had management responsibility for company market positioning, new product implementation and training, public relations and authoring technical articles. Mr. Olachea coordinated sales, customer service and technical teams to effect a successful promotion and communication of products, service and value to customers. From August 1988, to July 1993, Mr. Olachea served as Regional Account Manager for Amkor.

     Paul H. Metzinger. Mr. Metzinger has been Executive Vice President of the Company since May 1998, and a director since February 1998. He served as President and Chief Executive Officer of the Company from February 1998, to May 1998. Mr. Metzinger currently serves as Chief Executive Officer, President and a director of Intercell and is President and a director of PI Corp. Prior to becoming a director and officer of Intercell, Mr. Metzinger served as Intercell's General Counsel and practiced securities law for over 30 years, representing both large and small public companies.

     Thomas W. Vander Stel.   Mr. Vander Stel has been Chief Financial Officer
and Vice President of the Company since February 1998, and has served as Chief Financial Officer, Treasurer and Secretary of Intercell since February 1998. From October 1992 until January 1998, Mr. Vander Stel served as Chief Financial Officer and Vice President for TVX, Inc., a high technology manufacturer of security systems. At TVX, Inc., Mr. Vander Stel managed the start up operations in the United States and integrated the United Kingdom facilities including finance, purchasing, shipping receiving, manufacturing and quality assurance. From February 1990 to June 1992, Mr. Vander Stel served as Controller of Ultratech Knowledge Systems, Inc., where he set up all automated accounting systems for the publicly held corporation throughout its startup and operational phases. From November 1987 to January 1990, Mr. Vander Stel served as General Manger and Controller for Grand Summit Hotel in New Jersey, a national historic landmark. At Grand Summit Hotel, Mr. Vander Stel managed 220 employees in sales, public relations, food and beverage, security, front office, finance and
maintenance.    Mr. Vander Stel received a B.A. in Business Administration with a major in Accounting from Hope College, Holland, Michigan in 1981. Mr. Vander Stel studied at the London School of Economics in 1981.

     Kristi J. Kampmann. Ms. Kampmann has been Secretary of the Company since February 1998. Since June 1997, she has been the administrative assistant to the Chief Financial Officer and Chief Executive Officer and paralegal for Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. She currently is attending the University of Colorado at Denver, where she is completing work on an M.B.A.

Prior Management
----------------

     Prior to the change in control of the Company that occurred on February 26, 1998, management of the Company consisted of the following individuals in the capacities indicated.

     Patricia E. Johnston. Ms. Johnston was President, CEO, Chief Financial Officer, Treasurer and a Director of the Company from June 26, 1996, to February 26, 1998.

     Cheri L. (Perry) Metzinger. Mrs. Metzinger was Secretary of the Company from June 26, 1996, to February 26, 1998.

No compensation was paid to either Ms. Johnston or Mrs. Metzinger for her services to the Company. However, as compensation for consulting services provided to the Company, Zenith Petroleum Corporation (controlled by Ms. Johnston) received options to purchase 1,000,000 shares of Common Stock at an exercise price per share of $0.3250, which options expire February 2008.

ITEM 10  EXECUTIVE COMPENSATION

                           Summary Compensation Table

     The following table sets forth certain information concerning compensation paid by the Company to its Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 1998 (the "Named Executive Officers"):

                                       ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                ------------------------------     ------------------------------------------

                                                                          SECURITIES            ALL OTHER
 Name and Principal     Fiscal                                            UNDERLYING          COMPENSATION
 Position(1)             YEAR        Salary($)       Bonus($)            OPTIONS (#)               ($)

Gilbert Olachea,         1998           -0-/3/          -0-               1,500,000/4/                 -0-
 Director, President
 and CEO/2/

Thomas Vander Stel,      1998           -0-/3/          -0-                 400,000/6/                 -0-
 Chief Financial
 Officer and Vice
 President/5/

Paul Metzinger,          1998           -0-/8/          -0-               1,500,000/9/                 -0-
 Director and
 Executive Vice
 President/7/

________________
/1/ The sole officer and director of the Company prior to the acquisition of the PI Technology resigned as such on February 23, 1998.
/2/ Mr. Olachea was elected President and CEO of the Company on May 6, 1998.
/3/ Messrs. Olachea and Vander Stel did not become employees of the Company until July 1, 1998, and therefore did not receive a salary from the Company before then. Prior to July 1, 1998, Mr. Olachea received a salary from Sigma 7 Corporation (an Intercell subsidiary) and Mr. Vander Stel received a salary from Intercell.
/4/ Options to purchase 1,500,000 shares of Common Stock were granted to Mr. Olachea on February 26, 1998, which options are immediately exercisable at a price of $0.3250 per share and expire on February 26, 2008.
/5/ Mr. Vander Stel was elected Chief Financial Officer of the Company on February 26, 1998.
/6/ Options to purchase 400,000 shares of Common Stock were granted to Mr. Vander Stel on February 26, 1998, which options are immediately exercisable at a price of $0.3250 per share and expire on February 26, 2008.
/7/ Mr. Metzinger was the President and CEO of the Company from February 23, 1998 to May 6, 1998.
/8/ Mr. Metzinger did not receive a salary from the Company. The salary that he receives from Intercell is in partial compensation of the services that he performs on behalf of the Company. A company owned by Mr. Metzinger (Lumenaria, LLC) received Common Stock valued at $90,000 as payment for consulting services rendered to the Company. See Item 12.
/9/ In connection with the Company's acquisition of the PI Technology, options to purchase 1,000,000 shares of Common Stock were granted to Mr. Metzinger on February 26, 1998, which options are immediately exercisable at a price of $0.3250 per share and expire on February 26, 2008. See Item 12. Options to purchase 500,000 shares of Common Stock were granted to Mr. Metzinger on February 27, 1998, which options are immediately exercisable at a price of $0.3250 per share and expire on February 27, 2008.

    The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non-monetary benefits to its executive officers (other than Mr. Metzinger) with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer listed in the above table, which cannot be precisely ascertained but which is less than 10% of the cash compensation paid to each such executive officer, is not included in such table.

                              OPTION GRANTS TABLE

The following table provides information relating to the grant of stock options to the Named Executive Officers during the fiscal year ended June 30, 1998.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

                               Indvidual Grants
--------------------------------------------------------------------------------

                Number of
               SECURITIES          % OF TOTAL/1/
               UNDERLYING        OPTIONS GRANTED TO                          Fair Market
                 OPTIONS       EMPLOYEES IN FISCAL         Exercise            VALUE ON          Expiration
   Name        Granted(#)             YEAR/2/             Price($/sh)       Grant Date/3/           Date
----------  -----------------  --------------------    -----------------  ------------------  ----------------



Gilbert            1,500,000                    43.5%           $0.3250             $0.3250            2/26/08
Olachea

Thomas               400,000                    11.6%           $0.3250             $0.3250            2/26/08
Vander Stel

Paul               1,000,000                      29%           $0.3250             $0.3250            2/26/08
Metzinger            500,000                    14.5%           $0.3250             $0.3250            2/27/08

_______________
/1/ Based on a total of 3,450,000 options granted to employees in the fiscal year ended June 30, 1998.
/2/ All options granted were immediately exercisable on the date of grant.
/3/ Computed based on the average closing bid and asked prices on the date the options were granted.

          AGGREGATED OPTION EXERCISE AND FISCAL YEAR-END OPTION TABLE

The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 1998, by the Named Executive Officers and the 1998 fiscal year-end value of unexercised options.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       and Fiscal Year-End Option Values


                                                              NUMBER OF  SECURITIES        VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                              OPTIONS AT FY-END/1/             FY-END($)/1/
                                                              --------------------             ------------
                               SHARES
                             ACQUIRED ON           VALUE                Exercisable/               Exercisable/
         Name               EXERCISE (#)       REALIZED ($)           UNEXERCISABLE               UNEXERCISABLE
         ----               ------------       -----------            -------------               -------------
Gilbert Olachea                      -0-              -0-              1,500,000 / -0-             $2,980,500 / -0-
Thomas Vander Stel                   -0-              -0-                400,000 / -0-             $  794,800 / -0-
Paul Metzinger                       -0-              -0-              1,500,000 / -0-             $2,980,500 / -0-

______________
/1/ The average of the closing bid and asked price of the Common Stock on June 30, 1998 ($2.312) was used to calculate the option value.


Director Compensation

     Currently there are no non-employee directors on the Company's Board of Directors. If, in the future, there are non-employee directors on the Company's Board of Directors, the Company may compensate such directors through an annual directors' fee and/or through grants of options to purchase shares of Common Stock. The basis for determining the amount of the fee and the number of options to award future non-employee directors of the Company will be based on a variety of factors including the following: the experience of the director in the industries the Company competes; his previous management experience; the size of the entity the director is or formerly was associated with; and the overall value the Board of Directors believes that such non-employee director will provide to the Company.

EMPLOYMENT AGREEMENTS

     The Company has no written or oral employment agreements with Messrs. Olachea and Vander Stel and currently has no other employees. The Company has two officers in addition to Messrs. Olachea and Vander Stel.

COMPENSATION PURSUANT TO PLANS

     The Company has one stock option plan titled the Nanopierce Technologies, Inc. 1998 Stock Option Plan. The Company has reserved 5,400,000 shares of Common Stock for issuance under the plan.

     During the fiscal year ended June 30, 1998, the Company granted options to purchase 5,400,000 shares of Common Stock to directors, officers, employees and consultants of the Company. As of June 30, 1998, all options are exercisable.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's voting securities, as of September 26, 1998. The table includes (a) each stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding voting securities, (b) the Company's directors, CEO and Named Executive Officers, and (c) all directors and officers as a group. Except as otherwise indicated and based on information furnished by such owners, the Company believes that the beneficial owners of the voting securities listed below have sole investment and voting power with respect to such shares.

                                                                                                 PERCENTAGE OF
                                                                             AMOUNT AND              CLASS
                                                                             NATURE OF           BENEFICIALLY
STOCKHOLDER NAME AND ADDRESS                TITLE OF CLASS                   OWNERSHIP              OWNED(1)
Intercell Corporation                  Series A Preferred Stock                   100                     100%
370 17th St., Ste. 3580                      Common Stock                  14,500,000/2/                54.66%
Denver, CO 80202

Zenith Petroleum Corporation                 Common Stock                   2,115,273/3/                 7.97
9101 E. Kenyon Ave., Ste. 1000
Denver CO 80237

                                                                                                 PERCENTAGE OF
                                                                             AMOUNT AND              CLASS
                                                                             NATURE OF           BENEFICIALLY
STOCKHOLDER NAME AND ADDRESS                TITLE OF CLASS                   OWNERSHIP              OWNED/1/
Bert Roosen                                  Common Stock                   1,376,856/4/                 5.19
#4 14909 32nd Ave.
Surrey BC
Canada V4P 1A4

Paul Metzinger/5/                            Common Stock                   2,856,456/6/                10.77
c/o Nanopierce Technologies, Inc.
370 17th St., Ste. 3580
Denver, CO 80202

Gilbert Olachea/7/                           Common Stock                   1,500,000/8/                 5.65
c/o Nanopierce Technologies, Inc.
370 17th St., Ste. 3580
Denver, CO 80202

Thomas Vander Stel/9/                        Common Stock                     400,000/10/                1.51
c/o Nanopierce Technologies, Inc.
370 17th St., Ste. 3580
Denver, CO 80202

Officers and directors as a group            Common Stock                   4,898,536/11/               18.47
 (4 persons)

   /1/ Based upon 26,527,618 shares of Common Stock issued and outstanding on a fully diluted basis as of September 26, 1998. Includes: (i) 12,500,476 shares of Common Stock issued and outstanding; (ii) 7,250,000 shares issuable upon conversion of 100 shares of Series A Preferred Stock issued, outstanding and convertible within 60 days; (iii) 957,142 shares issuable upon conversion of 67,000 shares of Series B Preferred Stock issued, outstanding and convertible within 60 days (assuming an average conversion price of $.70 per share); (iv) 5,400,000 shares issuable upon the exercise of outstanding options exercisable within 60 days; and (v) 420,000 shares issuable upon the exercise of outstanding warrants exercisable within 60 days.
   /2/ Includes 7,250,000 shares issuable upon conversion of 100 shares of Series A Preferred Stock issued, outstanding and convertible within 60 days, and 1,000,000 shares registered in the name of the Augustine Fund, L.P., which holds such shares as collateral security for the repayment of funds owed to it by Intercell.
   /3/ Includes 1,000,000 shares issuable upon presently exercisable options. The options are exercisable at $0.3250 per share and expire February 26, 2008.
   /4/ Includes 430,000 shares issuable upon presently exercisable options. The options are exercisable at $0.3250 per share and expire February 26, 2008. /5/ Director and Executive Vice President of the Company.
   /6/ Includes 1,500,000 shares issuable upon presently exercisable options. The options are exercisable at $0.3250 per share and expire February 26, 2008, with respect to 1,000,000 shares and February 27, 2008, with respect to 500,000 shares. Also includes 1,003,083 shares of Common Stock owned by his wife, Cheri L. Metzinger.
/7/  Director, President and CEO of the Company.
/8/ Includes 1,500,000 shares issuable upon presently exercisable options. The options are exercisable at $0.3250 per share and expire February 26, 2008.
/9/  Chief Financial Officer and Vice President of the Company.
/10/ Includes 400,000 shares issuable upon presently exercisable options. The options are exercisable at $0.3250 per share and expire February 26, 2008.
/11/ Includes 3,400,000 shares issuable upon presently exercisable options, as set forth in footnotes 6, 8 and 10 above, plus 50,000 shares issuable upon options presently exercisable at $0.3250 per share which expire February 26, 2008.

     The following table sets forth, as of September 28, 1998, certain information regarding beneficial ownership of the equity securities of Intercell, the Company's parent corporation, by the Company's directors, CEO, Named Executive Officers and all directors and officers as a group. Except as otherwise indicated and based on information furnished by such owners, the Company believes that the beneficial owners of Intercell's equity securities listed below have sole investment and voting power with respect to such shares.


                                                                                        PERCENTAGE OF
                                                  TITLE OF CLASS, AMOUNT                     CLASS
                                                       AND NATURE OF                      BENEFICIALLY
       STOCKHOLDER NAME AND ADDRESS                      OWNERSHIP                          OWNED/1/
       Paul Metzinger                                  3,852,541 shares                            10.35%
       c/o Nanopierce Technologies, Inc.               common stock/2/
       370 17th St., Ste. 3580
       Denver, CO 80202

       Gilbert Olachea                                100,000 shares/3/                            -- /4/
       c/o Nanopierce Technologies, Inc.                 common stock
       370 17th St., Ste. 3580
       Denver, CO 80202

       Thomas Vander Stel                             150,000 shares/5/                            -- /4/
       c/o Nanopierce Technologies, Inc.                 common stock
       370 17th St., Ste. 3580
       Denver, CO 80202

       Officers and directors as a group (4          4,292,541 shares/6/                           11.57%
        persons)                                         common stock


/1/ Based upon 37,110,239 shares of Intercell's common stock issued and outstanding on a fully diluted basis as of September 16, 1998.
/2/ Includes 1,419,340 shares and presently exercisable options to purchase 2,350,000 shares of common stock, 650,000 of which are exercisable at $.50 per share and expire September 2007, and 1,700,000 of which are exercisable at $.3750 per share and expire September 2007, all owned by his wife, Cheri L. Metzinger.
/3/ Consists of presently exercisable options to purchase 100,000 shares of common stock at an exercise price of $.3750 per share which expire September 30, 2007.
/4/  Less than 1%.
/5/ Consists of presently exercisable options to purchase 150,000 shares of common stock at an exercise price of $.10 per share which expire February 9, 2008.
/6/ Includes 2,600,000 shares issuable upon presently exercisable options, as set forth in footnotes 2, 3 and 5 above, plus 50,000 shares issuable upon options presently exercisable at $.3750 per share which expire September 30, 2007, and 150,000 shares issuable upon options presently exercisable at $.05 per share which expire June 1, 2008.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 22, 1996, Mendell merged into its wholly-owned subsidiary Sunlight (now Nanopierce Technologies, Inc.), with Sunlight being the surviving corporation. See Item 1. As part of the merger, the Mendell shareholders received one share of Common Stock for every five shares of Mendell common stock, for a total of 2,098,312 post-split shares.

     After the merger, to complete its corporate reorganization and fund its proposed new business activities, the Company issued a total of 6,901,752 shares of Common Stock to six persons. Cheri L. Metzinger, the wife of Paul H. Metzinger, received 2,083,960 shares in exchange for $300,000 consideration (effective per share price of $0.1439) consisting of $130,400, services valued at $52,223 and 166,667 unrestricted shares of Energy Corporation (f/k/a Modern Industries, Inc.), a now-dissolved subsidiary of Intercell ("Energy"). Mrs. Metzinger was an officer of the Company from June 26, 1996, to February 26, 1998. Zenith Petroleum Corporation, a shareholder of Intercell, received 2,083,896 shares in exchange for $300,000 consideration (effective per share price of $0.1439) consisting of an assignment of certain oil and gas properties. The sole shareholder and officer of Zenith Petroleum Corporation, Patricia E. Johnson, was an officer and director of the Company from June 26, 1996, to February 26, 1998. Bert Roosen received 1,083,896 shares in exchange for $300,000 consideration (effective per share price of $0.2768) consisting of 66,667 restricted shares of Energy.

     Gordon J. Sales and Alan M. Smith, former executive officers of Intercell, each received 550,000 shares in exchange for consideration consisting of $30,000 and 25,000 restricted shares of Energy each. Paul H. Metzinger subsequently purchased all of the shares owned by Messrs. Sales and Smith. The Royal Bank of Scotland (Nassau) received 550,000 shares in exchange for consideration consisting of $30,000 and 50,000 restricted shares of Energy. These shares subsequently were sold to other nonaffiliated persons.

     The valuation of the property conveyed and the number of shares received in consideration thereof were arbitrarily determined by the Company's Board of Directors. Cheri Metzinger subsequently gifted 283,690 restricted shares to seven persons (the children, godchildren and an employee of her husband, Paul Metzinger) and purchased 179,222 shares from non-affiliates of the Company.
Bert Roosen and Zenith Petroleum Corporation subsequently purchased 179,157 and 146,659 shares, respectively, from non-affiliates. All shares purchased from non-affiliates were purchased at $0.20 per share./4/

     As a result of the sale of its assets to Intercell on July 8, 1995, Energy received 5,412,355 restricted shares of Intercell stock. Pursuant to Energy's plan of liquidation, all of its shareholders, including the Company, were entitled to receive shares of Intercell stock over a three year period beginning in 1997 and ending in 1999. The Company received all of its shares in two distributions on May 14, 1997, and August 18, 1997.

     On September 3, 1996, PI Corp. merged into Particle Interconnect Inc., a California corporation, with PI Corp. as the surviving corporation and the owner of the intellectual property rights related to the PI Technology. As part of the merger, the former shareholders of Particle Interconnect Inc. received 1,400,000 shares of Intercell common stock valued at $5,600,000 and Intercell contributed $1,5000,000 in capital to PI Corp. On February 26, 1998, Intercell transferred all of the assets of PI Corp. (valued at $1,000,000) to the Company in exchange for 7,250,000 shares of Common Stock and 100 shares of Series A Preferred Stock. See Item 1. As a result of such transaction, Intercell acquired approximately 75% of then-outstanding shares of Common Stock on a fully diluted basis. Intercell currently owns approximately 55% of the outstanding shares of Common Stock on a fully diluted basis. See Item 11.

     Paul H. Metzinger, the President and Chief Executive Officer of Intercell and PI Corp., and his wife, Cheri L. Metzinger, abstained from voting, as shareholders of the Company, on the transaction. See Item 11. As part of the transaction, Mr. Metzinger received a ten-year option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.3250 per share. Mr. Metzinger subsequently received an additional ten-year option to purchase 500,000 shares of Common Stock at an exercise price of $0.3250 per share.

     After the sale, Paul Metzinger was appointed the sole Director of the Company until additional directors could be appointed. In addition, he was nominated and elected President and Chief Executive Officer of the Company. He subsequently appointed Gilbert Olachea as a director of the Company and the Board of Directors appointed Mr. Olachea the President and Chief Executive Officer of the Company. Mr. Metzinger currently serves as the Company's Executive Vice President. See Item 9.

     On April 14, 1998, 50,000 shares of Common Stock were issued to Lumenaria, LLC for consulting services rendered to the Company and valued at $90,000. Lumenaria, LLC is wholly-owned by Paul H. Metzinger. See Item 10.

     Except as disclosed herein, to the best of the Company's management's knowledge, there are no other arrangements or transactions from which related parties may receive a benefit. See also Notes to Financial Statements.

-----------------
/4/ None of the foregoing numbers of shares of Common Stock or per share amounts have been restated to reflect the one-for-three reverse stock split that occurred on February 27, 1998.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS:

      EXHIBIT  Description
        NO.
            2  Agreement dated February 26, 1998, by and among the registrant, Particle Interconnect
               Corporation and Intercell Corporation /2/
         4.01  The Articles of Incorporation of the Company /1/
         4.02  Amendment to the Articles of Incorporation of the Company /1/
         4.03  Certificate of Designation of Rights and Preferences of the Series A Preferred Stock /3/
         4.04  Certificate of Designation of Rights and Preferences of the Series B Preferred Stock /4/
         4.05  Certificate of Designation of Rights and Preferences of the Series C Preferred Stock /5/
         4.06  Form of Common Stock Certificate /1/
         4.07  The Bylaws of the Company /1/
           11  Statement Regarding Computation of Per Share Earnings /1/
           27  Financial Data Schedule /1/

________________
/1/  Filed herewith.
/2/ Filed with the Securities and Exchange Commission as Exhibit 2.01 to the registrant's Current Report on Form 8-K, dated February 26, 1998, filed on March 12, 1998, and incorporated herein by reference.
/3/ Filed with the Securities and Exchange Commission as Exhibit 4.01 to the registrant's Current Report on Form 8-K, dated February 26, 1998, filed on March 12, 1998, and incorporated herein by reference.
/4/ Filed with the Securities and Exchange Commission as Exhibit 4.1 to the registrant's Current Report on Form 8-K, dated July 23, 1998, filed on August 7, 1998, and incorporated herein by reference.
/5/ Filed with the Securities and Exchange Commission as Exhibit 4.2 to the registrant's Current Report on Form 8-K, dated July 23, 1998, filed on August 7, 1998, and incorporated herein by reference.
/6/ Filed with the Securities and Exchange Commission as Exhibit 4.3 to the registrant's Current Report on Form 8-K, dated July 23, 1998, filed on August 7, 1998, and incorporated herein by reference.
/7/ Filed with the Securities and Exchange Commission as Exhibit 4.4 to the registrant's Current Report on Form 8-K, dated July 23, 1998, filed on August 7, 1998, and incorporated herein by reference.

(B)        REPORTS:
           1) Form 8-K, dated April 8, 1998, disclosed a change in certifying accountant.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NANOPIERCE TECHNOLOGIES, INC.



                                      By   /s/ Gilbert Olachea
                                           ------------------------------------
                                           Gilbert Olachea, President and Chief
                                           Executive Officer

          In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                TITLE                         DATE

/s/ Gilbert Olachea                            President, Chief Executive         October 7, 1998
--------------------------------------------   Officer and Director
Gilbert Olachea                                (Principal Executive Officer)


/s/ Paul H. Metzinger                          Director                           October 7, 1998
--------------------------------------------
Paul H. Metzinger


/s/ Thomas Vander Stel                        Chief Financial Officer             October 7, 1998
--------------------------------------------  (Principal Financial and
Thomas Vander Stel                            Accounting Officer)


                                LIST OF EXHIBITS

      EXHIBIT  Description
        NO.
            2  Agreement dated February 26, 1998, by and among the registrant, Particle Interconnect
               Corporation and Intercell Corporation /2/
         4.01  The Articles of Incorporation of the Company /1/
         4.02  Amendment to the Articles of Incorporation of the Company /1/
         4.03  Certificate of Designation of Rights and Preferences of the Series A Preferred Stock /3/
         4.04  Certificate of Designation of Rights and Preferences of the Series B Preferred Stock /4/
         4.05  Certificate of Designation of Rights and Preferences of the Series C Preferred Stock /5/
         4.06  Form of Common Stock Certificate /1/
         4.07  The Bylaws of the Company /1/
           11  Statement Regarding Computation of Per Share Earnings /1/
           27  Financial Data Schedule /1/

________________
/1/  Filed herewith.
/2/ Filed with the Securities and Exchange Commission as Exhibit 2.01 to the registrant's Current Report on Form 8-K, dated February 26, 1998, filed on March 12, 1998, and incorporated herein by reference.
/3/ Filed with the Securities and Exchange Commission as Exhibit 4.01 to the registrant's Current Report on Form 8-K, dated February 26, 1998, filed on March 12, 1998, and incorporated herein by reference.
/4/ Filed with the Securities and Exchange Commission as Exhibit 4.1 to the registrant's Current Report on Form 8-K, dated July 23, 1998, filed on August 7, 1998, and incorporated herein by reference.
/5/ Filed with the Securities and Exchange Commission as Exhibit 4.2 to the registrant's Current Report on Form 8-K, dated July 23, 1998, filed on August 7, 1998, and incorporated herein by reference.
/6/ Filed with the Securities and Exchange Commission as Exhibit 4.3 to the registrant's Current Report on Form 8-K, dated July 23, 1998, filed on August 7, 1998, and incorporated herein by reference.
/7/ Filed with the Securities and Exchange Commission as Exhibit 4.4 to the registrant's Current Report on Form 8-K, dated July 23, 1998, filed on August 7, 1998, and incorporated herein by reference.