Form 10QSB
period 1998-09-30
NANOPIERCE TECHNOLOGIES INC
filed 1998-11-20
CIK 827161

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No __
                                                 -

     As of November 13, 1998, there were 12,500,476 shares of the registrant's sole class of common stock outstanding.

     Traditional Small Business Disclosure Format   Yes               No  X
                                                        ---              ---

                         NANOPIERCE TECHNOLOGIES, INC.
                                     INDEX


                                                                       Page
                                                                       ----


PART I - FINANCIAL INFORMATION..........................................F-1
     Item 1 - Financial Statements......................................F-1
     Item 2 - Management's Plan Of Operation..............................1


PART II - OTHER INFORMATION...............................................3
     Item 1 - Legal Proceedings...........................................3
     Item 2 - Changes In Securities.......................................3
     Item 5 - Other Information...........................................6
     Item 6 - Exhibits And Reports On Form 8-K............................6

                        PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----

Balance Sheet  September 30, 1998                                                            F-2

Statements of Operations  three months ended September 30, 1998 and 1997                     F-3

Statements of Stockholders' Equity  three months ended September 30, 1998 and 1997           F-4

Statements of Cash Flows  three months ended September 30, 1998 and 1997                     F-5

Notes to Financial Statements                                                         F-6 to F-9

                                                   NANOPIERCE TECHNOLOGIES, INC
                                                           BALANCE SHEET
                                                        SEPTEMBER 30, 1998
                                                            (UNAUDITED)

Current Assets:
 Cash                                                                                                               $   227,251
 Current portion of notes receivable                                                                                     11,650
                                                                                                       ------------------------

 Total current assets                                                                                                   238,901

Other assets:
 Intellectual property rights net of
  Accumulated amortization of $59,315                                                                                   940,685
 Marketable securities                                                                                                    1,491
 Notes receivable, net of current portion                                                                                26,184
 Deposits                                                                                                                32,925
                                                                                                       ------------------------
 Total other assets                                                                                                   1,001,285

Total assets                                                                                                        $ 1,240,186
                                                                                                       ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable Related party                                                                                          88,528
 Accounts payable and accrued expenses                                                                                   50,162
 Notes payable current portion                                                                                           68,513
                                                                                                       ------------------------
 Total current liabilities                                                                                              207,203

Stockholders' equity:
 Preferred stock,  $.0001 par value 5,000,000 shares authorized:
   Series A; 100 shares issued and outstanding;                                                                         500,000
   liquidation preference of $2,265,625; plus unpaid
   dividends, 8% dividend rate; cumulative
   unpaid dividends of $105,730
   Series B; maximum of 150,000 shares issuable;                                                                        589,600
   67,000 shares issued and outstanding; $0.70 per
   year per share cumulative dividend;
   Series C; maximum of 700,000 shares issuable;
   no shares issued and outstanding
 Common stock, $.0001 par value
 45,000,000 shares authorized, 12,500,476 shares                                                                          1,251
 issued and outstanding
 Additional paid in capital                                                                                           2,119,052
 Unrealized gain on securities available for sale                                                                         1,491
 Deficit                                                                                                             (2,178,411)
                                                                                                       ------------------------
 Total stockholders' equity                                                                                           1,032,983

Total liabilities and stockholders' equity                                                                          $ 1,240,186
                                                                                                       ========================


                    See notes to the financial statements.

                         NANOPIERCE TECHNOLOGIES, INC
                           STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                        1998               1997

Revenues                                             $         0         $    1,169

General and administrative:
   Related parties                                        47,000
   Other                                                 502,739             33,971
                                              -------------------------------------
Loss from operations                                    (549,739)           (32,802)

Other income:
Interest income                                              346
Interest expense:
   Related party                                          (3,331)
   Other                                                  (1,261)
                                              -------------------------------------
Net loss                                                (553,985)           (32,802)

Series A preferred stock dividend                        (45,313)
                                              -------------------------------------
Net loss applicable ot common shareholders             ($599,298)          ($32,802)
                                              =====================================

Net loss per common share:                                ($0.05)            ($0.01)
                                                    ============        ===========
Weighted average number of common shares              12,385,392          3,833,355
                                                    ============        ===========

                    See notes to the financial statements.

                                                   NANOPIERCE TECHNOLOGIES, INC
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                            (UNAUDITED)

                                                                                              Additional  Unrealized
                                            Preferred Stock             Common Stock           Paid-in     Gain On    Accumulated
                                               Shares         Amount       Shares     Amount   Capital    Securities    Deficit
Balance, July 1, 1998                              100     $  500,000    12,125,100   $1,213  $1,736,690    $1,491   ($1,624,426)

Stock issued for services                                                   223,500       23     311,977
Issuance of Series B preferred,
    net of issuance costs                       75,000        660,000
Series B preferred converted to
    common stock                                (8,000)        70,400       151,876       15      70,385

Net loss                                                                                                                (553,985)
                                             -------------------------------------------------------------------------------------
Balance, September 30, 1998                     67,100     $1,230,400    12,500,476   $1,251  $2,119,052    $1,491   ($2,178,411)
                                             =====================================================================================



                    See notes to the financial statements.

                                                   NANOPIERCE TECHNOLOGIES, INC
                                                     STATEMENTS OF CASH FLOWS
                                          THREE MONTHS ENDED SEPTEMBER 30,  1998 AND 1997
                                                            (UNAUDITED)

                                                                                        1998              1997
Cash flows from operating activities
Net loss                                                                                ($553,985)         ($32,802)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         25,000
     Amortized discount on notes receivable                                                  (346)           (1,169)
     Expenses incurred in exchange for common stock                                       312,000
Change in assets and liabilities:
   (Increase) decrease in:
     Deposits                                                                             (32,925)
     Accounts payable and accrued expenses                                                (86,254)           22,174
                                                                                -----------------------------------
Net cash used in operating activities                                                    (336,510)          (11,797)
                                                                                -----------------------------------

Cash flows from investing activities:

     Payments received on notes receivable                                                  1,250             1,250
                                                                                -----------------------------------
Net cash provided by investing activities                                                   1,250             1,250
                                                                                -----------------------------------

Cash flows from financing activities:
     Proceeds from sale of preferred series B stock                                       660,000
     Proceeds from notes payable                                                                              4,500
     Payments on notes payable                                                            (97,500)
                                                                                -----------------------------------

Net cash flows provided by financing                                                      562,500             4,500
 activities
                                                                                -----------------------------------
Net increase (decrease) in cash                                                           227,240            (6,047)
Cash, beginning                                                                                11             8,127
                                                                                -----------------------------------
Cash, ending                                                                           $  227,251         $   2,080
                                                                                ===================================

                    See notes to the financial statements.

                         NANOPIERCE TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

1.   Business, organization and summary of significant accounting policies:

     Presentation of Interim Information:

     In the opinion of the management of Nanopierce Technologies, Inc. (the Company), the accompanying unaudited financial statements include all material adjustments including all normal recurring adjustments, considered necessary to present fairly the financial position as of September 30, 1998 and 1997 and the results of operations for the quarters ended September 30, 1998 and 1997 and cash flows for the quarters ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 1998 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the year.

     Business:

     Nanopierce Technologies, Inc. (the Company) is engaged in the design, development and licensing of products using its electronic connection technology intellectual property. The intellectual property, called Particle Interconnect, consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names and trademarks. The Particle Interconnect technology improves electrical, thermal and mechanical characteristics of electronic products. The Company markets Particle Interconnect to technology companies in various industries for a wide range of applications. The Company has not recognized any royalty revenue through September 30, 1998, pending the resolution of litigation regarding a license agreement.

     Organization:

     The Company was originally formed in July 1985 under the name of Mendell-Denver Corporation (Mendell). At July 1, 1996, Mendell was essentially a shell company with no significant business operations. In July 1996, Mendell acquired all of the outstanding common stock of Sunlight Systems, Ltd. (Sunlight) and Mendell was merged into Sunlight. For accounting purposes, the transactions have been treated as an acquisition of Mendell by Sunlight and as a re-capitalization of Sunlight.

     Sunlight was a dealer in Colorado and Nevada and a distributor in Illinois, Ohio, Michigan and Indiana of skylights. In November 1996, Sunlight sold its dealerships and distributorships (Note 8).

     In February 1998, Sunlight acquired the Particle Interconnect technology from Particle Interconnect Corporation, a wholly owned subsidiary of Intercell Corporation (Intercell). In exchange for Particle Interconnect, Sunlight issued to Intercell 7,250,000 shares of its common stock, and 100 shares of its Series A voting preferred stock. In connection with this transaction, Sunlight changed its name to Nanopierce Technologies, Inc. After the transaction, Intercell owns approximately 60% of the outstanding common stock of the Company and approximately 74% of the common stock on a diluted basis, considering the voting and conversion rights of the Series A preferred stock.

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

     Recently issued accounting pronouncements:

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

     The Series A preferred stock has voting rights equal to 7,250,000 shares of common stock and an aggregate liquidation preference of $2,265,625. Each share of Series A preferred stock is convertible into 72,500 shares of common stock. Dividends accumulate on the Series A preferred stock at 8% of the liquidation preference amount. Any dividends not declared and paid are at the option of the holder, also convertible to common stock of the Company at the same conversion rate as the Series A preferred stock. At September 30, 1998, cumulative unpaid dividends were $105,730. The Company may redeem the Series A preferred stock, with six months notice, for the liquidation preference amount.

3.   Common stock, stock options and warrants issued for services:

     During the quarter ended September 30, 1998, the Company issued 223,500 shares of common stock in exchange for services valued at $311,977 based on the quoted market price of the Company's common stock at the date the services were performed. The shares were issued to third parties for investment related services.

4.   License agreements:

     The Company has several license agreements with third parties which allows the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but one license agreement has been idle since the Company acquired the property rights and therefore these agreements have not produced any royalty fees for the Company. With regard to all current licensees, the Company is involved in pending litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through June 30, 1998 total approximately $24,000. These monies are being held in an escrow account, outside of the Company's control, until the litigation is resolved. Although management believes that the Company will be ultimately successful in defending this matter, the Company has not recognized any royalty revenue until it can determine the ultimate outcome. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the

     Company's operations or the further development of the Particle Interconnect technology.

5.   Preferred stock Series B:

     On July 23, 1998, the Company executed a Securities Purchase Agreement (the "Agreement") with a third party (Buyer). The Buyer agreed to acquire Series B convertible preferred stock (Series B Shares) and Series C convertible preferred stock (Series C Shares) at specified closing dates. The Agreement is for a two-year period and will allow the Company to issue to the Buyer up to $8,500,000 of preferred stock. In addition, at each closing date, the Company agreed to issue to the Buyer, as additional consideration a warrant (Warrant). Terms of the Agreement are as follows:

     a. At the first closing, on July 23, 1998, the Company issued 50,000 Series B Shares at $10 per share resulting in net proceeds of $440,000 net of $60,000 of issuance costs. The second closing scheduled for August was executed in part on September 29, 1998 for 25,000 Series B shares at $10 per share resulting in net proceeds of $220,000 net of $30,000 of issuance costs. The balance due on the second and third closings has been cancelled by mutual consent of the Company and the Buyer. The Company is no longer looking for additional investment in the Series B or Series C preferred shares. Management is in the process of negotiating new agreement terms with additional investors. The Company has yet to identify a qualified investor to fulfill the immediate cash requirements of the Company.

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

ITEM 2  MANAGEMENT'S PLAN OF OPERATION

     The statements contained in this Form 10-QSB, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

     The independent auditor's report on Nanopierce Technologies, Inc.'s financial statements for the year ended June 30, 1998 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about Nanopierce's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 of the audited financial statements contained in the Company's Annual Report.

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

     At the first closing, on July 23, 1998 the Company issued 50,000 Series B Shares at $10 per share resulting in net proceeds of $440,000 net of $60,000 of issuance costs. The second closing scheduled for August was executed in part on September 29, 1998 for 25,000 Series B shares at $10 per share resulting in net proceeds of $220,000 net of $30,000 of issuance costs. The balance due on the second and third closings of the Series B Shares has been cancelled by mutual consent of the Company and the Buyer. The Company is no longer looking for additional investment in the Series B or Series C preferred shares. Management is in the process of negotiating new agreement terms with additional investors. The Company has yet to identify a qualified investor to fulfill the immediate cash requirements of the Company.

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

RESULTS OF OPERATIONS
---------------------

     Nanopierce's revenues were $0 and $1,169 for the quarters ended September 30, 1998 and 1997, respectively.

     General and Administrative expenses increased to $549,739 for the quarter ended September 30, 1998 from $33,971 for the quarter ended September 30, 1997. This increase is due in part to the issuance of stock for investment management fees totaling approximately $312,000. Salaries and wages increased to approximately $80,000 for the quarter ended September 30, 1998 from $0 for the quarter ended September 30, 1997.

     The Company issued preferred stock in July of 1998 resulting in an accrued preferred stock dividend of $45,313 for the quarter ended September 30, 1998 compared to $0 for the first quarter of 1997.

     Nanopierce experienced net losses of $553,985 and $32,802 for the quarters years ended September 30, 1998 and 1997 respectively.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

     Nanopierce Technologies, Inc.'s current operations are not generating positive cash flow and the current cash reserves are not sufficient to fund the Company's plan of operation for the ensuing twelve months.

     At September 30, 1998 the Company had working capital of approximately $32,000 compared to a working capital deficit of approximately $43,000 in 1997. This increase is due primarily to the proceeds from the sale of $750,000 of the Company's Series B preferred shares.

     The Company is continuing to look for additional financing through the marketing of its intellectual property, through the pursuit of licensing, joint venture, co-manufacturing or other similar arrangement with connector manufacturers. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its
products to market.   To the extent the Company's operations are not sufficient
to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

     The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are known risks. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. Management believes the total cost of compliance and its effect on the Company's future results of operations will be insignificant.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and in February 1998, the FASB issued SFAS No. 132; Employer's Disclosures about Pensions and Other Postretirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging activities. Currently, the company does not have any derivative financial instruments and does not participate in hedging activities; therefore management believes SFAS No.133 will not impact the Company's financial statements.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The Company filed suit against Mr. Louis DiFrancesco (the inventor of the Company's particle interconnect technology) on October 5, 1998, with the District Court for the City and County of Denver, Colorado, to enjoin him from certain further specified actions against the Company and its licensees and to confirm the Company's ownership of its intellectual property rights. On October 19, 1998, the District Court for the City and County of Denver, Colorado issued a temporary restraining order prohibiting Mr. DiFrancesco from, among other things, claiming any ownership of the Company's patents and claiming any right to royalty payments under the Company's licenses. On November 5, 1998, the District Court for the City and County of Denver, Colorado issued a preliminary injunction prohibiting Mr. DiFrancesco from: (i) contacting any actual or potential customer, licensee or investor of the Company or its related entities using the name "Particle Interconnect Research & Development" or any other name confusingly similar to the Company's trade name and trade mark "Particle Interconnect;" (ii) contacting any actual or potential customer, licensee or investor of the Company or its related entities under the auspices that he represents, works for, or is associated with the Company; and (iii) making any statement to any actual or potential customer, licensee or investor of the Company or its related entities which directly or by implication asserts that
(a) he owns all or any portion of the patents or patent applications which he previously has assigned to the Company or (b) his consulting agreement with Particle Interconnect Corporation (a predecessor of the Company) has not expired.

ITEM 2 - CHANGES IN SECURITIES

     The Company made the following unregistered sales of its securities from July 1, 1998, through September 30, 1998.


                  Title of            Amount of
Date of Sale      Securities          Securities         Consideration         Purchaser
------------      ----------          ----------         -------------         ---------
1) 7/1/98         Common Stock        186,500            Market support        Putter Consulting
                                                         services
2) 7/1/98         Common Stock        24,500             Services              Kathy Knight-McConnell
3) 7/1/98         Common Stock        6,250              Services              Hans Kast
4) 7/15/98        Common Stock        6,250              Services              Roger L. Smothers
5) 7/23/98        Series B Preferred  50,000             $500,000              Y. L. Hirsch
                  Stock
6) 7/23/98        Warrant to acquire  50,000             Purchase of Series    Y. L. Hirsch
                  Common Stock at                        B Shares
                  $3.515625
7) 7/23/98        Warrant to acquire  70,000             Placement services    Portfolio Investment
                  Common Stock at                                              Strategies Corporation
                  $2.8125
8) 8/19/98        Common Stock        17,730             Conversion of         Y. L. Hirsch
                                                         shares of Series B
                                                         Preferred Stock
9) 9/2/98         Common Stock        134,146            Conversion of         Y. L. Hirsch
                                                         shares of Series B
                                                         Preferred Stock
10)9/9/98         Warrant to acquire  50,000             Berlin listing        Berliner Freiverkehr
                  Common Stock at                        agent fee             (Aktien) AG
                  $0.50
11)9/29/98        Series B Preferred  25,000             $250,000              Y.L. Hirsch
                  Stock

     UNDERWRITERS

     With the exception of the sale of shares of Series B Preferred Stock and warrants to Mr. Y.L. Hirsch, no underwriter or selling or placement agent was involved in any of the transactions described above. Portfolio Investment Strategies Corporation was engaged by The Global Funding Group, L.L.C. (the Company's placement agent) and the Company as the investment banker in connection with the offer and sale of shares of the Company's Series B Preferred Stock and Series C Preferred Stock. As payment for such services, it received a warrant to purchase 70,000 shares of Common Stock.

     EXEMPTIONS FROM REGISTRATION CLAIMED

     All of the sales by the Company of its unregistered securities (except for the sales described in Items 5, 6, 8, 9 and 11 which were made pursuant to Rule 506 of Regulation D adopted under the Securities Act of 1933, as amended (the "Securities Act")) were made by the Company in reliance upon Section 4(2) of the Securities Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information which they requested and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

     The sale of shares of Series B Preferred Stock and Common Stock warrants to Y.L. Hirsch, and the conversion by Mr. Hirsch of preferred shares into shares of Common Stock, were made pursuant to and in compliance with Rule 506 of Regulation D. The offering was restricted to and entirely purchased by an accredited investor. Appropriate documentation was prepared and utilized to insure compliance with the terms, conditions and provisions of Regulation D.
The purchaser and the Company each were represented by their own independent counsel, tax advisors, accounting firms and other advisors. The Company and its transfer agent undertook and implemented control procedures to assure compliance with the terms and conditions of Regulation D.

     TERMS OF CONVERTIBLE STOCK AND WARRANTS

     Each issued share of Series B Preferred Stock is convertible into the number of shares of Common Stock that equals $10.00 per share tendered for conversion, plus accumulated and unpaid dividends thereon, divided by the lesser of either (i) 110% of the average of the closing bid prices per share of the Common Stock on the market on which the Common Stock is listed for trading for the five (5) trading days preceding the date of purchase of such share of Series B Preferred Stock or (ii) 80% of the average of the closing bid prices per share similarly determined for the five (5) trading days preceding the date such conversion is deemed to have been made. Appropriate adjustments will be made to the conversion formula in the event that the outstanding shares of Common Stock are changed into the same or a different number of the same or another class or classes of stock.

     The 50,000 warrants sold to Y.L. Hirsch entitle the holder to purchase one share of Common Stock at an exercise price of $3.515625 per share at any time commencing on July 23, 1998, and ending on July 22, 2001.

     As payment for certain investment banking services, Portfolio Investment Strategies Corporation received a warrant to purchase 70,000 shares of Common Stock at a price of $2.8125 per share, which warrant expires on July 22, 2003.

     In exchange for getting the Common Stock listed on the Berlin Stock Exchange, the Company issued Berliner Freiverkehr (Aktien) AG warrants to purchase 50,000 shares of

Common Stock at an exercise price of $0.50 per share at any time commencing on September 9, 1998, and ending on September 9, 2000.

ITEM 5 - OTHER INFORMATION

     Pursuant to the terms of a securities purchase agreement dated as of July 23, 1998, the Company agreed to sell, and Y.L. Hirsch agreed to buy, over a two year period, 150,000 shares of Series B Preferred Stock and 700,000 shares of Series C Preferred Stock for an aggregate purchase price of $8,500,000. In connection with each sale of preferred stock, the Company was obligated to issue to Mr. Hirsch a warrant to purchase the number of shares of Common Stock equal to the number of preferred shares purchased in such sale.

     On September 29, 1998, the agreement was amended to provide for the sale to Mr. Hirsch of a total of 75,000 shares of Series B Preferred Stock (gross proceeds $750,000) and one warrant to purchase 50,000 shares of Common Stock and to release Mr. Hirsch from any further purchase obligations. The amended agreement allows the Company to sell the remaining shares of Series B and Series C Preferred Stock to other investors. The Company has been unable to find substitute investors for the unpurchased shares and has decided to discontinue its efforts to sell the remaining 75,000 shares of Series B Preferred Stock and 700,000 shares of Series C Preferred Stock. See Item 2 above.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

EXHIBIT                            DESCRIPTION
  NO.

10.01 Amendment to the Securities Purchase Agreement between the registrant and Y.L. Hirsch, dated September 29, 1998
10.02 Amendment to the Registration Rights Agreement between the registrant and Y.L. Hirsch, dated September 29, 1998
  11   Statement Regarding Computation of Per Share Earnings
  27   Financial Data Schedule

(B)  REPORTS:

       1) Form 8-K, dated July 23, 1998, disclosed the agreement with Y.L. Hirsch to sell 150,000 shares of Series B Preferred Stock, up to 700,000 shares of Series C Preferred Stock and warrants.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NANOPIERCE TECHNOLOGIES, INC.


November __, 1998              /s/ Paul H. Metzinger
                               -----------------------------------------------
                               Paul H. Metzinger, Executive Vice President

November __, 1998              /s/ Thomas Vander Stel
                               -----------------------------------------------
                               Thomas Vander Stel, Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                               LIST OF EXHIBITS


EXHIBIT    DESCRIPTION
  NO.
 10.01 Amendment to the Securities Purchase Agreement between the registrant and Y.L. Hirsch, dated September 29, 1998
 10.02 Amendment to the Registration Rights Agreement between the registrant and Y.L. Hirsch, dated September 29, 1998
    11     Statement Regarding Computation of Per Share Earnings
    27     Financial Data Schedule