Form 10QSB
period 1998-12-31
NANOPIERCE TECHNOLOGIES INC
filed 1999-02-12
CIK 827161

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                    84-0992908
             ------                                    ----------
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

                        370 Seventeenth Street Suite 3580
                              Denver Colorado 80202
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (303) 592-1010

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of February 8, 1999, there were 14,106,481 shares of the registrant's sole class of common stock outstanding.

     Traditional Small Business Disclosure Format    Yes _____    No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Balance Sheet - December 31, 1998                                            F-2

Statements of Operations and Comprehensive Loss -
  three and six months ended December 31, 1998 and December 31, 1997         F-3

Statements of Cash Flows - six months ended December 31, 1998 and 1997       F-4

Statements of Stockholders' Equity - six months ended December 31, 1998      F-5

Notes to Financial Statements                                        F-6 to F-10

                          NANOPIERCE TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998
                                   (UNAUDITED)

ASSETS
Current Assets:

  Cash                                                                     $125
  Current portion of notes receivable                                    11,650
                                                                     ----------
  Total current assets                                                   11,775

Other assets:
  Intellectual property rights net of
     accumulated amortization of $84,315                                915,685
  Marketable securities                                                   1,491
  Notes receivable, net of current portion                               26,184
  Deposits                                                               13,923
                                                                     ----------
  Total other assets                                                    957,283
                                                                     ==========
Total assets                                                           $969,058
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable related party                                         53,990
  Accounts payable and accrued expenses                                 110,682
  Notes payable                                                          68,513
                                                                     ----------
  Total current liabilities                                             233,185

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, $.0001 par value
      Series A: 100 shares issued and outstanding; liquidation
        preference of $2,265,625; 8% dividend rate; cumulative
        unpaid dividends of $151,043                                    500,000
      Series B: maximum of 150,000 shares issuable; 58,500
        shares issued and outstanding; $0.70 per year per share
        cumulative dividend                                             504,600
      Series C: maximum of 700,000 shares issuable;
        no shares issued and outstanding
  Common stock, $.0001 par value
   45,000,000 shares authorized, 13,009,204 shares
      issued and outstanding                                              1,302
  Additional paid in capital                                          2,204,001
  Accumulated other comprehensive income - unrealized gain
     on securities available for sale                                     1,491
  Deficit                                                            (2,475,521)
                                                                     ----------
  Total stockholders' equity                                            735,873
                                                                     ==========
Total liabilities and stockholders' equity                             $969,058
                                                                     ==========

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                      Three Months ended December 31       Six Months ended December 31
                                                         1998             1997               1998            1997
                                                   ----------------------------------  ---------------------------------
Revenues                                                       $138                               $138

General and administrative:

   Related parties                                           58,000                            105,000
   Other                                                    239,177     $     49,343           739,403     $     83,314

                                                   ---------------------------------------------------------------------
Loss from operations                                       (297,039)         (49,343)         (844,265)         (83,314)

Other Income/(Expense):
   Interest income and other:                                                 35,157               346           36,326
   Interest Expense:
      Related party                                          (1,323)                            (4,654)
      Other                                                  (1,260)                            (2,522)

                                                   ---------------------------------------------------------------------
Net loss                                                   (299,622)         (14,186)         (851,095)         (46,988)

Series A preferred stock dividend                           (45,313)                           (90,626)
                                                   ---------------------------------------------------------------------

Net loss applicable to common shareholders                ($344,935)        ($14,186)        ($941,721)        ($46,988)
                                                   =====================================================================

Net loss per common share:                                   ($0.03)          ($0.00)           ($0.07)          ($0.01)


Weighted average number of common shares                 12,901,297        3,833,355        12,776,637        3,833,355
                                                   =====================================================================

Net loss                                                   (299,622)         (14,186)         (851,095)         (46,988)
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale                                           -                -                 -                -

                                                   ====================================================================
Comprehensive loss                                        (299,622)         (14,186)         (851,095)         (46,988)
                                                   ====================================================================

Diluted loss per share is not presented as the effect of the potential conversion of preferred stock to common stock would decrease loss per share.

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                           1998           1997
                                                       -------------------------

Cash flows from operating activities
Net loss                                                ($851,095)     ($46,988)
Adjustments to reconcile net loss to net cash used
 in operating activities:
     Depreciation and amortization                         50,000
     Amortized discount on notes receivable                  (346)       (2,273)
     Gain on sale of investments                                        (32,535)
     Expenses incurred in exchange for common stock       312,000
Change in assets and liabilities:
   (Increase) decrease in:
     Deposits                                             (13,599)
     Accounts payable and accrued liabilities             (60,596)       38,960
                                                       -------------------------
Net cash used in operating activities                    (563,636)      (42,836)
                                                       -------------------------

Cash flows from investing activities:
     Proceeds from sale of investments                                   32,535
     Payments received on notes receivable                  1,250         6,250
                                                       -------------------------
Net cash provided by investing activities                   1,250        38,785
                                                       -------------------------

Cash flows from financing activities:
     Proceeds from sale of Series B preferred stock       660,000
     Payments on notes payable                            (97,500)
                                                       -------------------------
Net cash flows provided by financing activities           562,500             0
                                                       -------------------------
Net increase (decrease) in cash                               114        (4,051)
Cash, beginning                                                11         8,128
                                                       =========================
Cash, ending                                                 $125        $4,077
                                                       =========================

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                                          Accumulated Other
                                                                           Additional   Comprehensive Income
                                 Preferred Stock          Common Stock       Paid-in   Unrealized Gain (Loss)  Accumulated
                              Shares      Amount       Shares     Amount     Capital       on Securities         Deficit     Total
                              ------------------------------------------------------------------------------------------------------
Balance, July 1, 1998            100     $500,000   12,125,100     $1,213  $1,736,690         $1,491       ($1,624,426)    $614,968

Stock issued for services                              223,500         23     311,977                                       312,000
Issuance of Series B
  Preferred Stock             75,000      660,000
Series B Preferred Stock
 converted to common stock   (16,500)    (155,400)     660,604         66     155,334                                       660,000

Net loss                                                                                                      (851,095)    (851,095)
                              ======================================================================================================
Balance, December 31, 1998    58,600   $1,004,600   13,009,204     $1,302  $2,204,001         $1,491       ($2,475,521)    $735,873
                              ======================================================================================================

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

1.   Business, organization and summary of significant accounting policies:

     Presentation of Interim Information:

     In the opinion of the management of Nanopierce Technologies, Inc. (the Company), the accompanying unaudited financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of December 31, 1998, the Company's results of operations for the three and six months ended December 31, 1998 and 1997, and the Company's cash flows for the six months ended December 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 1998 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the operating results for the year.

     Business:

     The Company is engaged in the design, development and licensing of products using its electronic connection technology (the Particle Interconnect Technology). The Particle Interconnect Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names and trademarks. The Particle Interconnect Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company markets the Particle Interconnect Technology to technology companies in various industries for a wide range of applications. The Company has not recognized any royalty revenue through December 31, 1998, pending the resolution of litigation regarding a license agreement. See Part II, Item 1 - Legal Proceedings.

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

     Sunlight was a dealer in Colorado and Nevada and a distributor in Illinois, Ohio, Michigan and Indiana of skylights. In November 1996, Sunlight sold its dealerships and distributorships.

     In February 1998, Sunlight acquired the Particle Interconnect Technology from Particle Interconnect Corporation, a wholly owned subsidiary of Intercell Corporation (Intercell). In exchange for the Particle Interconnect Technology, Sunlight issued to Intercell 7,250,000 shares of its common stock, and 100 shares of its Series A preferred stock. In connection with this transaction, Sunlight changed its name to "Nanopierce Technologies, Inc." After the transaction, Intercell owned approximately 60% of the outstanding common stock of the Company and approximately 74% of its common stock on a diluted basis, considering the conversion rights of the Series A preferred stock.

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

     Recently issued accounting pronouncements:

     On July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income and its components, which includes, among other items, unrealized gains or losses from marketable securities that previously were only reported as a component of shareholders' equity. Reclassification of earlier financial statements for comprehensive purposes is required. The income statements for the three and six months ended December 31, 1998 and 1997 have no items of comprehensive income that have a material impact on the Company's operations. There are no tax effects related to these items.

     The FASB recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Both of these statements are effective for the Company beginning July 1, 1998, require disclosure only, and will not impact the Company's financial statements.

     The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after December 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore management believes SFAS No. 133 will not impact the Company's financial statements.

     Reclassifications:

     Certain amounts reported in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2.   Particle Interconnect Technology and Series A preferred stock:

     In February 1998, the Company acquired the Particle Interconnect Technology from Particle Interconnect Corporation (a wholly-owned subsidiary of Intercell) in exchange for 7,250,000 shares of common stock and 100 shares of Series A preferred stock. Prior to the acquisition of the technology, Particle Interconnect Corporation primarily incurred expenses related to the research and development of the Particle Interconnect Technology, but had no revenue producing activities or any other significant ongoing business activities.

     The Series A preferred stock has voting rights equal to 7,250,000 shares of common stock and an aggregate liquidation preference of $2,265,625. Each share of Series A preferred stock is convertible to 72,500 shares of common stock. Dividends accumulate on the Series A preferred stock at 8% of the liquidation preference amount. Any dividends not declared and paid are, at the option of the holder, convertible to common stock of the Company at the same conversion rate as the Series A preferred stock. At December 31, 1998, cumulative unpaid dividends were $151,043. The Company may redeem the Series A preferred stock, with six months notice, for the liquidation preference amount.

3.   Common stock, stock options and warrants issued for services:

     During the six months ended December 31, 1998, the Company issued 223,500 shares of common stock in exchange for services valued at $312,000 based on the quoted market price of the Company's common stock on the date the services were performed. The shares were issued to third parties for investment related services.

4.   License agreements:

     The Company has several license agreements with third parties which allow the third parties to utilize defined aspects of the Particle Interconnect Technology in return for royalty fees. All but one license agreement has been idle since the Company acquired the Particle Interconnect Technology. With regard to the active current licensee, the

     Company is involved in litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through December 31, 1998 total approximately $53,000.00. These monies are being held in an escrow account, outside of the Company's control, until the litigation is resolved. Although management believes that the Company ultimately will be successful in defending this matter, the Company will not recognize any royalty revenue until the litigation is resolved. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the Company's operations or the further development of the Particle Interconnect Technology. See Part II,
     Item 1 - Legal Proceedings.

5.   Series B and Series C preferred stock:

     On July 23, 1998, the Company executed a securities purchase agreement with a third party (Buyer) pursuant to which the Buyer agreed to acquire 150,000 shares of Series B preferred stock (Series B) and 700,000 shares of Series C preferred stock (Series C) at $10 per share at specified closing dates. The agreement was for a two-year period and would have allowed the Company to issue to the Buyer up to $8,500,000 of preferred stock. In addition, the Company would have issued warrants to the Buyer on each closing date.

     At the first closing, on July 23, 1998, the Company issued 50,000 Series B shares at $10 per share, resulting in net proceeds of $440,000 (net of $60,000 of issuance costs). The second closing scheduled for August was executed in part on September 30, 1998 for 25,000 Series B shares at $10 per share, resulting in net proceeds of $220,000 (net of $30,000 of issuance costs). The balance due on the remaining closings has been cancelled by mutual consent of the Company and the Buyer. The Company is no longer looking for additional investment in the Series B or Series C shares. Management is in the process of negotiating new investments with other investors. The Company has yet to identify a qualified investor to fulfill the immediate cash requirements of the Company.

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

     During the quarter ended December 31, 1998, 16,500 Series B shares were converted into 508,728 shares of common stock. These transactions did not result in any proceeds to the Company.

6.   Subsequent events:

     In January of 1999, the Company issued 1,000,000 shares of common stock to an accredited investor for $200,000 ($0.20 per share). The Company has designated these funds to be used for ongoing business operations. On January 8, 1999, the Company filed a registration statement with the Securities and Exchange Commission to register 13,506,604 shares of common stock, 58,500 shares of Series B stock and warrants to purchase 470,000 shares of common stock in a secondary offering. The 13,506,604 shares of common stock represented about 46.7% of the Company's issued and outstanding common stock on a fully diluted basis as of January 6, 1999.

ITEM 2 - MANAGEMENT'S PLAN OF OPERATION

     The statements contained in this Form 10-QSB, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and Nanopierce Technologies, Inc. undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

     The independent auditor's report on the Company's financial statements for the year ended June 30, 1998 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

     Pursuant to a securities purchase agreement dated as of July 23, 1998, and amended September 29, 1998, the Company sold 75,000 shares of Series B Preferred Stock ("Series B Shares") to an accredited investor at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs). The Series B Shares are non-voting with cumulative dividends of $0.70 per share per year and are redeemable by the Company at $12 per share plus any accumulated and unpaid dividends. The Series B Shares are convertible into shares of the Company's common stock at a conversion rate of $10 per share plus accumulated and unpaid dividends, divided by the lesser of 110% of the average closing bid price of the Company's common stock for the five days prior to the purchase of the Series B Shares or 80% of the average closing bid price of the Company's common stock for the five days prior to the conversion date. During the quarter ended December 31, 1998, 16,500 Series B Shares were converted into 508,728 shares of common stock.

     In January of 1999, the Company issued 1,000,000 shares of common stock to an accredited investor for $200,000 ($0.20 per share). The Company has designated these funds to be used for ongoing business operations.

     On January 8, 1999, the Company filed a registration statement with the Securities and Exchange Commission to register 13,506,604 shares of common stock, 58,500 shares of Series B Preferred Stock and warrants to purchase 470,000 shares of common stock in a secondary offering. The 13,506,604 shares of common stock represented about 46.7% of the Company's issued and outstanding common stock on a fully diluted basis as of January 6, 1999.

RESULTS OF OPERATIONS

     Nanopierce Technologies Inc.'s revenues were $138 for the three months and six months ended December 31, 1998, compared to no revenues for the three months and six months ended December 31, 1997.

     General and administrative expenses increased to $297,177 for the three months ended December 31, 1998, and to $844,403 for the six months December 31, 1998, from $49,343 for the three months ended December 31, 1997, and $83,314 for the six months ended December 31, 1997. This increase is due in part to the issuance of stock for investment management fees totaling approximately $312,000. Salaries and wages increased to approximately $61,000 for the three months ended December 31, 1998, and to $141,000 for the six months ended December 31, 1998, from $0 for the three months and six months ended December 31, 1997. During the six months ended December 31, 1998, the Company also incurred legal fees of approximately $140,000 and management fees of $105,000 to Intercell, its majority shareholder.

     The Company has accrued preferred stock dividend of $45,313 for the three months ended December 31, 1998, and $90,626 for the six months ended December 31, 1998 compared to $0 for the three months and six months ended December 31, 1997.

     The Company experienced net losses of $299,622 and $851,095 for the three months and six months ended December 31, 1998, compared to $14,186 and $46,988 for the three months and six months ended December 31, 1997.

LIQUIDITY AND FINANCIAL CONDITION

     Nanopierce Technologies, Inc.'s current operations are not generating positive cash flow and the current cash reserves are not sufficient to fund the Company's plan of operation for the ensuing twelve months.

     At December 31, 1998, the Company had a working capital deficit of approximately $221,000 compared to a working capital deficit of approximately $6,000 at December 31, 1997. This increase is due primarily to the increase in the Company's operating expenses. The Company sold 1,000,000 shares of common stock during the month of January 1999 at $0.20 per share, netting the Company $200,000 for continuing operations.

     The Company is continuing to look for additional financing through the marketing of its Particle Interconnect Technology through the pursuit of licensing, joint venture, co-manufacturing or other similar arrangement with connector manufacturers. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its products to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

     Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

YEAR 2000 CONVERSION

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are known risks. The Company is addressing this risk to the availability and integrity of its financial systems and the reliability of its operational systems. Management believes the total cost of compliance and its effect on the Company's future results of operations will be insignificant.

ACCOUNTING PRONOUNCEMENTS

     On July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income and its components, which includes, among other items, unrealized gains or losses from marketable securities that previously were only reported as a component of shareholders' equity. Reclassification of earlier financial statements for comprehensive purposes is required. The financial statements for the three and six months ended December 31, 1998 and 1997 have been reclassified to disclose items of comprehensive income. There are no tax effects related to these items.

     The FASB recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Both of these statements are effective for fiscal years beginning after December 15, 1997. These statements require disclosure only and therefore will not impact the Company's financial statements.

     The FASB also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after December 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore management believes SFAS No. 133 will not impact the Company's financial statements.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The Company has received multiple copies of a summons and complaint naming one of its licensees and identifying others (but not naming the Company) by Mr. Louis DiFrancesco in a lawsuit filed on March 10, 1998 with the Superior Court of California, County of Santa Clara, case number CV772523. Mr. DiFrancesco asserts that copies of the complaint delivered in Colorado were served on certain affiliated companies and employees, directors and officers of the Company and its affiliated companies. Mr. DiFrancesco, the inventor of the Particle Interconnect Technology, alleges that one of the Company's licensees has not paid him the royalties he is due and seeks monetary damages. Pursuant to a stipulation among the parties, none of the defendants are required to file any responsive pleadings until Mr. DiFrancesco's complaint is amended or re-filed. Since the date of the stipulation, no further actions or developments have occurred in this litigation. The Company believes that this action is without merit and intends to vigorously defend itself with respect to the matters alleged, if the lawsuit is prosecuted.

     The Company filed suit against Mr. Louis DiFrancesco on October 5, 1998, with the District Court for the City and County of Denver, Colorado, to enjoin him from certain specified actions against the Company and its licensees and to confirm the Company's ownership of its intellectual property rights. On October 19, 1998, the District Court for the City and County of Denver, Colorado issued a temporary restraining order prohibiting Mr. DiFrancesco from, among other things, claiming any ownership of the Company's patents and claiming any right to royalty payments under the Company's licenses. On November 5, 1998, the District Court for the City and County of Denver, Colorado issued a preliminary injunction prohibiting Mr. DiFrancesco from: (i) contacting any actual or potential customer, licensee or investor of the Company or its related entities using the name "Particle Interconnect Research & Development" or any other name confusingly similar to the Company's trade name and trade mark "Particle
Interconnect;" (ii) contacting any actual or potential customer, licensee or investor of the Company or its related entities under the auspices that he represents, works for, or is associated with the Company; and (iii) making any statement to any actual or potential customer, licensee or investor of the Company or its related entities which directly or by implication asserts that
(a) he owns all or any portion of the patents or patent applications which he previously has assigned to the Company or (b) his consulting agreement with Particle Interconnect Corporation (a predecessor of the Company) has not expired.

     On November 24, 1998, Mr. DiFrancesco filed an answer in the District Court for the City and County of Denver, Colorado, generally denying the allegations contained in the Company's complaint and asserting certain affirmative defenses. The answer also asserts counterclaims against the Company, Intercell and Paul Metzinger, individually, for breach of contract, fraud in the inducement and legal malpractice and seeks rescission of the merger pursuant to which Particle Interconnect Corporation (a subsidiary of Intercell) acquired the Particle Interconnect Technology and certain declaratory relief. The Company, Intercell and Mr. Metzinger intend to vigorously defend themselves against such counterclaims and are in the process of preparing answers and defenses to such counterclaims.

ITEM 2 - CHANGES IN SECURITIES

     The Company made the following unregistered sales of its securities from October 1, 1998, through December 31, 1998.

                Title of       Amount of
Date of Sale   Securities     Securities   Consideration             Purchaser
------------   ----------     ----------   -------------             ---------

1) 10/26/98    Common Stock    71,023     Conversion of shares of   Y. L. Hirsch
                                          Series B Preferred Stock
2) 11/3/98     Common Stock    90,992     Conversion of shares of   Y. L. Hirsch
                                          Series B Preferred Stock
3) 11/4/98     Common Stock    94,697     Conversion of shares of   Y. L. Hirsch
                                          Series B Preferred Stock
4) 12/18/98    Common Stock   252,016     Conversion of shares of   Y. L. Hirsch
                                          Series B Preferred Stock

     UNDERWRITERS

     No underwriter or selling or placement agent was involved in any of the transactions described above.

     EXEMPTIONS FROM REGISTRATION CLAIMED

     The conversions by Mr. Hirsch of preferred shares into shares of Common Stock were made pursuant to and in compliance with Rule 506 of Regulation D. The offering of preferred shares was restricted to and entirely purchased by an accredited investor. Appropriate documentation was prepared and utilized to insure compliance with the terms, conditions and provisions of Regulation D. The purchaser and the Company each were represented by their own independent counsel, tax advisors, accounting firms and other advisors. The Company and its transfer agent undertook and implemented control procedures to assure compliance with the terms and conditions of Regulation D.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

     EXHIBIT NO.                  DESCRIPTION

          27        Financial Data Schedule

(B)  REPORTS:  None.

                          NANOPIERCE TECHNOLOGIES, INC.
                                      INDEX

                                                                 Page
                                                                 ----

PART I - FINANCIAL INFORMATION...................................F-1
Item 1 - Financial Statements....................................F-1
Item 2 - Management's Plan Of Operation............................1

PART II - OTHER INFORMATION........................................3
Item 1 - Legal Proceedings.........................................3
Item 2 - Changes In Securities.....................................4
Item 6 - Exhibits And Reports On Form 8-K..........................5

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NANOPIERCE TECHNOLOGIES, INC.

February 12, 1999                /s/ Paul H. Metzinger
                                 -----------------------------------------------
                                 Paul H. Metzinger, President, CEO and Principal
                                 Financial and Accounting Officer

                                LIST OF EXHIBITS

   EXHIBIT NO.     DESCRIPTION

       27        Financial Data Schedule