Form 10QSB
period 1999-03-31
NANOPIERCE TECHNOLOGIES INC
filed 1999-05-17
CIK 827161

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                    370 Seventeenth Street, Suite 3580
                          Denver, Colorado 80202
                 (Address of principal executive offices)

                Issuer's telephone number:   (303) 592-1010

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No [ ]

     As of May 11,1999, there were 16,420,564 shares of the registrant's sole class of common stock outstanding.

     Traditional Small Business Disclosure Format   Yes [ ]   NO [X]

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1 - Financial Statements


                        Index To Financial Statements
                        -----------------------------

                                                                      Page
                                                                      ----

Balance Sheet - March 31, 1999                                         F-2

Statements of Operations and Comprehensive Loss -
     three and nine months ended March 31, 1999
     and March 31, 1998                                                F-3

Statements of Cash Flows - nine months ended
     March 31, 1999 and 1998                                           F-4

Statements of Stockholders' Equity - nine months ended
     March 31, 1999                                                    F-5

Notes to Financial Statements                                   F-6 to F-10



                         NANOPIERCE TECHNOLOGIES, INC.
                                 Balance Sheet
                                March 31, 1999
                                  (Unaudited)


ASSETS:
-------
Current assets:
 Cash                                                             $     1,743
 Current portion of notes receivable                                   11,650
                                                                    ---------
 Total current assets                                                  13,393
                                                                    ---------

Other assets:
 Intellectual property rights net of
  accumulated amortization of $ 109,315                               890,685
 Marketable securities                                                  1,491
 Notes receivable, net of current portion                              36,184
 Advances to related party                                             48,584
 Deposits                                                              13,923
                                                                    ---------
 Total other assets                                                   990,867
                                                                    ---------

Total assets                                                      $ 1,004,260
                                                                    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable related party                                   $    56,502
 Advances from officer and director                                    68,777
 Accounts payable and accrued expenses                                155,587
 Notes payable                                                         68,513
                                                                    ---------
 Total current liabilities                                            349,379
                                                                    ---------
Stockholders' equity:
 Preferred stock, 5,000,000 shares
  authorized, $.0001 par value
   Series A: 100 shares issued and
    outstanding; liquidation preference
    of $2,265,625; 8% dividend rate;
    cumulative unpaid dividends of $196,356                           500,000
   Series B: maximum of 150,000 shares
    issuable; no shares issued and outstanding                            -
   Series C: maximum of 700,000 shares
    issuable; no shares issued and outstanding                            -
 Common stock, $.0001 par value
  45,000,000 shares authorized, 16,420,564
  shares issued and outstanding                                         1,642
 Additional paid-in capital                                         2,933,164
 Accumulated other comprehensive income -
  unrealized gain on securities available
  for sale                                                              1,491
 Deficit                                                           (2,781,416)
                                                                    ---------
 Total stockholders' equity                                           654,881
                                                                    ---------

Total liabilities and stockholders' equity                        $ 1,004,260
                                                                    =========


                     See notes to the financial statements

                                      F-2




                        NANOPIERCE TECHNOLOGIES, INC.
               Statements of Operations and Comprehensive Loss
             Three and Nine Months Ended March 31, 1999 and 1998
                                 (Unaudited)


                                  Three Months ended      Nine Months ended
                                       March 31               March 31
                                  1999          1998       1999       1998

Revenues                      $     -            353         138        353

General and administrative:
 Related parties                 19,303          -       124,303        -
 Other                          259,095      758,740     998,498    842,054
                                -------      -------   ---------    -------

Loss from operations           (278,398)    (758,387) (1,122,663)  (841,701)


Other income/expenses):
 Interest income and other          -            -           346     36,326
 Interest expense:
   Related party               (  1,351)         -    (    6,005)       -
   Other                       (  1,243)         -    (    3,765)       -
                                -------      -------   ---------    -------

Net loss                       (280,992)    (758,387) (1,132,087)  (805,375)
                                -------      -------   ---------    -------

Series A and B preferred
  stock dividends              ( 70,216)         -    (  160,842)      -
                                ------       -------   ---------   -------

Net loss applicable to
  common shareholders         $(351,208)    (758,387) (1,292,929) (805,375)
                                =======      =======   =========   =======

Net loss per common share:    $(    .02)    (    .11) (      .10) (    .17)
                                =======      =======   =========   =======

Weighted average number of
  common shares              15,414,955    6,788,577  13,487,172 4,804,048
                             ==========    =========  ========== =========

Net loss                      $(280,992)    (758,387) (1,132,087) (805,375)
Other comprehensive
  income(loss):
Unrealized gains(losses) on
 securities available for sale      -            -           -         -
                                -------      -------   ---------   -------

Comprehensive loss            $(280,992)    (758,387) (1,132,087) (805,375)
                                =======      =======   =========   =======


Diluted loss per share is not presented as the effect of the potential conversion of preferred stock to common stock would decrease loss per share.

                     See notes to the financial statements




                            NANOPIERCE TECHNOLOGIES, INC.
                               Statements of Cash Flows
                       Nine Months Ended March 31, 1999 and 1998
                                      (Unaudited)

                                                          1999          1998


Cash flows from operating activities:
Net loss                                            $(1,132,087)     (805,375)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
   Depreciation and amortization                         75,000         9,315
   Amortized discount on notes receivable            (      345)     (  2,626)
   Impairment of oil and gas properties                     -         171,970
   Gain on sale of investments                              -        ( 32,535)
   Expenses incurred in exchange for
     common stock                                       312,000       472,320
   Change in assets and liabilities:
     (Increase) decrease in deposits                 (   13,599)          -
     Increase (decrease) in accounts payable
        and accrued liabilities                         127,097       103,914
                                                      ---------       -------
Net cash used in operating activities                (  631,934)     ( 83,017)
                                                      ---------       -------

Cash flows from investing activities:
  Proceeds from sale of investments                         -          32,535
  Increase in notes receivable                       (   10,000)          -
  Advances to related party                          (   48,584)          -
  Payments received on notes receivable                   1,250         7,500
                                                      ---------       -------
Net cash provided by investing activities            (   57,334)       40,035
                                                      ---------       -------

Cash flows from financing activities:
  Prceeds from sale of Series B preferred stock         660,000           -
  Proceed from sale of Common stock                     200,000           -
  Notes payable                                             -          35,000
  Payments on notes payable                          (  169,000)          -
                                                      ---------       -------
Net cash provided by financing activities               691,000        35,000
                                                      ---------       -------
Net increase (decrease) in cash                           1,732      (  7,982)
Cash, beginning of period                                    11         8,128
                                                      ---------       -------

Cash, end of period                                 $     1,743           146
                                                      =========       =======


                     See notes to the financial statements




                            NANOPIERCE TECHNOLOGIES, INC.
                    Statements of Changes in Stockholders' Equity
                          Nine Months Ended March 31, 1999
                                     (Unaudited)


                 Preferred  Common Additional Unrealized
                   Stock    Stock   Paid-in    Gain on   Accumulated
                   Amount   Amount  Capital   Securities   Deficit     Total


Balance,
  July 1, 1998    $500,000   1,213  1,736,690    1,491   (1,624,426)   614,968

223,500 shares
of Common Stock
issued for
services               -        22    311,978      -            -      312,000

75,000 shares
of Series B
Preferred
Stock issued       660,000     -          -        -            -      660,000

16,500 shares
of Series B
Preferred
Stock
converted to
660,604 shares
of Common
Stock             (155,400)     66    155,334      -            -          -

1,000,000 shares
of Common Stock
issued                 -       100    199,900      -            -      200,000

58,500 shares
of Series B
Preferred Stock
converted to
2,314,083 shares
of Common Stock   (504,600)    231    504,369      -            -          -

97,277 shares
of Common Stock
issued for
accrued dividends
on Series B
Preferred Stock        -        10     24,893      -     (   24,903)       -

Net loss               -       -          -        -     (1,132,087)(1,132,087)
                  --------  ------ ----------   ------    ---------  ---------

Balance,
March 31, 1999   $ 500,000   1,642  2,933,164    1,491   (2,781,416)   654,881
                  ========  ====== ==========   ======    =========  =========


                       See notes to the financial statements



                          NANOPIERCE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                    Nine Months Ended March 31, 1999 and 1998
                                   (Unaudited)


1.  Business, organization and summary of significant accounting policies:

    Presentation of Interim Information:

    In the opinion of the management of Nanopierce Technologies, Inc. (the Company), the accompanying unaudited financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of March 31, 1999, the Company's results of operations for the three and nine months ended March 31, 1999 and 1998, and the Company's cash flows for the nine months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 1998 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the operating results for the year.

    Business:

    The Company is engaged in the design, development and licensing of products using its electronic connection technology (the Nanopierce connection System, "NCS"). The NCS consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names and trademarks. The NCS improves electrical, thermal and mechanical characteristics of electronic products. The Company markets the NCS to technology companies in various industries for a wide range of applications. The Company has not recognized any royalty revenue through March 31, 1999, pending the resolution of litigation with the inventor of the technology license agreement. See Part II, Item 1 - Legal Proceedings.

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

    In February 1998, Sunlight acquired the Particle Interconnect Technology (renamed Nanopierce Connection System) from Particle Interconnect Corporation, a wholly owned subsidiary of Intercell Corporation (Intercell). In exchange for the Particle Interconnect Technology, Sunlight issued to Intercell 7,250,000 shares of its common stock, and 100 shares of its Series A preferred stock. In connection with this transaction, Sunlight changed its name to "Nanopierce Technologies, Inc." After the transaction, Intercell owned approximately 60% of the outstanding common stock of the Company and approximately 74% of its common stock on a diluted basis, considering the conversion rights of the Series A preferred stock.

    Reverse stock split:

    In February 1998, the Company effected a one-for-three reverse stock split of it's common stock. All references in the financial statements to number of shares and per share amounts have been restated to reflect the reverse stock split.

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

    Recently issued accounting pronouncements:

    On July 1, 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of compre-hensive income and its components, which includes, among other items, unrealized gains or losses from marketable securities that previously were only reported as a component of shareholders' equity. Reclassification of earlier financial statements for comprehensive purposes is required. The income statements for the three and nine months ended March 31, 1999 and 1998 have no items of comprehensive income that have a material impact on the Company's operations. There are no tax effects related to these items.

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

    Reclassification:

    Certain amounts reported in the 1998 financial statements have been re-classified to conform with the 1999 presentation.

2.  Particle Interconnect Technology and Series A preferred stock:

    In February 1998, the Company acquired the Particle Interconnect Technology (Nanopierce Connection System) from Particle Interconnect Corporation (a wholly-owned subsidiary of Intercell) in exchange for 7,250,000 shares of common stock and 100 shares of Series A preferred stock. Prior to the acquisition of the technology, Particle Interconnect Corporation primarily incurred expenses related to the research and development of the technology, but had no revenue producing activities or any other significant ongoing business activities.

    The Series A preferred stock has voting rights equal to 7,250,000 shares of common stock and an aggregate liquidation preference of $2,265,625. Each share of Series A preferred stock is convertible to 72,500 shares of common stock. Dividends accumulate on the Series A preferred stock at 8% of the liquidation preference amount. Any dividends not declared and paid are, at the option of the holder, convertible to common stock of the Company at the same conversion rate as the Series A preferred stock. At March 31, 1999, cummulative unpaid dividends were $196,356. The Company may redeem the Series A preferred stock, with six months notice, for the liquidation preference amount.

3.  Common stock, stock options and warrants issued for services:

    During the nine months ended March 31, 1999, the Company issued 223,500 shares of common stock in exchange for services valued at $312,000 based on the quoted market price of the Company's common stock on the date the services were performed. The shares were issued to third parties for investment related services.

    During the nine months ended March 31, 1999, the Company issued 1,000,000 shares of common stock to accredited investors for $200,000. The Company also issued 2,974,687 shares of common stock upon conversion of all of the Series B Preferred Stock and issued 97,277 shares of common stock for the accrued dividends due on the Series B Preferred Stock.

    During the nine months ended March 31, 1999 the Company granted stock options to employees for the purchase of 1,325,000 shares of common stock. As the exercise price of the options granted to employees was equal to or greater than the market price of the Company's stock at the date of grant, no compensation expense was recorded.

4.  License Agreements:

    The Company has several license agreements with third parties, which allow the third parties to utilize defined aspects of the NCS in return for royalty fees. All but one license agreement has been idle since the Company acquired the NCS Technology.

    With regard to the active current licensee, the Company is involved in litigation with the inventor of the technology who is asserting ownership of the rights to the related royalty revenues. Royalites under this agreement through March 31, 1999 total approximately $71,000.00. These monies are being held in an escrow account, outside of the Company's control, until the litigation is resolved. Although management believes that the Company ultimately will be successful in resolving this matter, the Company will not recognize any royalty revenue until the litigation is resolved. In the opinion of management, the ultimate disposition of royalty entitlement will not have a material impact on the Company's operations or the further development of the NCS. See Part II, Item 1 - Legal Proceedings.

    On March 27, 1999 the Company entered into an Application Development Agreement with a foreign company to cooperate in the development of products using the Company's NCS. The parties to the agreement agree to negotiate the terms and conditions of a mutually acceptable agreement to exploit any business opportunity.

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

    At the first closing, on July 23, 1998, the Company issued 50,000 Series B at $10 per share, resulting in net proceeds of $440,000 (net of $60,000 of issuance costs). The second closing scheduled for August was executed in part on September 30, 1998 for 25,000 Series B shares at $10 per share, resulting in net proceeds of $220,000 (net of $30,000 of issuance costs). The balance due on the remaining closings has been cancelled by mutual
    consent of the Company and the Buyer.   The Company is no longer looking
    for additional investment in the Series B or Series C shares. Management is in the process of negotiating new investments with other investors. The Company has yet to identify a qualified investor to fulfill the immediate cash requirements of the Company.

    The Series B shares were non-voting with cumulative dividends of $0.70 per share per year and were redeemable by the Company at $12 per share plus any accumulated and unpaid dividends. The Series B shares were convertible into shares of the Company's common stock at a conversion rate of $10 per share plus accumulated and unpaid dividends, divided by the lesser of 110% of the average closing bid price of the Company's common stock for the five days prior to the purchase of the Series B shares or 80% of the average closing bid price of the Company's common stock for the five days prior to the conversion date.

    During the quarter ended December 31, 1998, 16,500 Series B shares were converted into 660,604 shares of common stock. During the quarter ended March 31, 1999, the balance of the issued Series B shares (58,500) were converted into 2,314,083 shares of common stock. The Company also issued 97,277 shares of common stock for the accrued dividends due on the Series B Preferred Stock. These transactions did not result in any proceeds to the Company.

Item 2 - Management's Plan of Operation

    The statements contained in this Form 10-QSB, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or other-wise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and Nanopierce Technologies, Inc. undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

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

    Pursuant to a securities purchase agreement dated as of July 23, 1998, and amended September 29, 1998, the Company sold 75,000 shares of Series B Preferred Stock ("Series B Shares") to an accredited investor at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs). During the quarter ended December 31,1998, 16,500 Series B Shares were converted into 660,604 shares of common stock. During the quarter ended March 31, 1999, the balance of the issued Series B shares (58,500) were converted into 2,314,083 shares of common stock. The Company also issued 97,277 shares of common stock for the accrued dividends due on the Series B Preferred Stock.

    In January of 1999, the Company sold 1,000,000 registered shares of common stock to foreign and U.S. investors for $200,000 ($0.20 per share). The Company has used these funds for ongoing business operations.

    On January 11, 1999, a registration statement, which the Company had filed with the Securities and Exchange Commission, registered 13,506,604 shares of common stock, 58,500 shres of Series B Preferred Stock and warrants to purchase 470,000 shares of common stock in a secondary offering. The 13,506,604 shares of common stock represented about 46.7% of the Company's issued and outstanding common stock on a fully diluted basis as of January 6, 1999.

Results of Operations
---------------------

    Nanopierce Technologies, Inc.'s revenues were $138 for the nine months ended March 31, 1999 (none of the three months ended March 31, 1999), compared to revenues of $353 for the three months and nine months ended March 31, 1998.

    General and administrative expenses decreased to $278,398 for the three months ended March 31, 1999 compared to $758,740 for the three months ended March 31, 1998. General and administrative expenses increased to $1,122,801 for the nine months ended March 31, 1999 compared to $842,054 for the nine months ended March 31, 1998. General and administrative expenses for the three months ended March 31, 1998 included $472,320 of expenses associated with the market value of common stock issued for consulting, public relations and administrative services. General and administrative expenses increased for the nine months ended March 31, 1999 compared to the nine months ended
March 31, 1998 primarily as a result of increases in legal expenses associated with the Company's litigation, professional fees associated with a registration statement filed in January, 1999, salaries, and amortization expense associated with intellectual property rights.

    The Company experienced net losses of $280,992 and $1,132,087 for the three and nine months ended March 31, 199, compared to $758,387 and $805,375 for the three months and nine months ended March 31, 1998.

Liquidity and financial condition
---------------------------------

    Nanopierce Technologies, Inc.'s current operations are not generating positive cash flow and the current cash reserves are not sufficient to fund the Company's plan of operation for the ensuing twelve months.

    At March 31, 1999, the Company had a working capital deficit of approxi-mately $336,000 compared to a working capital deficit of approximately $158,000 at March 31, 1998. This increase is due primarily to the increase in the Company's operating expenses.

    On March 27, 1999 the Company entered into an Application Development Agreement with a foreign company to cooperate in the development of products using the Company's NCS. The parties to the agreement agree to negotiate the terms and conditions of a mutually acceptable agreement to exploit any business opportunity.

    The Company is continuing to look for additional financing through the marketing of its NCS through the pursuit of licensing, joint venture, co-manufacturing or other similar arrangement with industry partners. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its NCS to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

    Loss per share of common stock is computed based on the weighted number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

Accounting Pronouncements

    On July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income and its components, which includes, among other items, unrealized gains or losses from marketable securities that previously were only reported as a component of shareholders' equity. Reclassification of earlier financial statements for comprehensive purposes is required. The financial statements for the three and nine months ended March 31, 1999 and 1998 have no items of comprehensive income that have a material impact on the Company's operations. There are no tax effects related to these items.

    The FASB recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Both of these statements are effective for the Company beginning July 1, 1998, require disclosure only and will not impact the Company's financial statements.

    The FASB also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after December 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore management believes SFAS No. 133 will not impact the Company's financial statements.

                             PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    Louis DiFrancesco the inventor of the Company's technology filed a lawsuit on March 10, 1998 with the Superior Court of California, County of Santa Clara, Case No. CV772523, purportedly against the Company and other parties. Mr. DiFrancesco made numerous allegations purportedly against the Company, its employees, directors and officers and other affiliated companies and licensees. Pursuant to a stipulation among the parties, none of the defendants were required to file responsive pleadings until Mr. DiFrancesco's Complaint was amended or refiled. On December 24, 1998, DiFrancesco finally filed a First Amended and Supplemental Complaint against the Company, Intercell and Paul H. Metzinger. The Company filed responsive motions to dismiss or stay the claims arguing among other grounds that Mr. DiFrancesco was merely "forum shopping" and that the action was an attempt to retry the same matters which are the subject of litigation pending in the District Court in and for the City and County of Denver, Colorado and therefore should be dismissed or stayed by the court. The Court entered an order staying any further prosecution of the action in California pending the outcome of the Colorado litigation. The Company believes that the California action is without merit and intends to vigorously defend itself with respect to the matters alleged, if the lawsuit is further prosecuted.


    The Company filed suit against Mr. Louis DiFranceso on October 5, 1998, with the District Court for the City and County of Denver, Colorado, to enjoin him from certain specified actions against the Company and its licensees and to confirm the Company's ownership of its intellectual property rights. On October 19, 1998, the District Court for the City and County of Denver, Colorado issued a temporary restraining order prohibiting Mr. DiFrancesco from, among other things, claiming any ownership of the Company's patents and claiming any rights to royalty payments under the Company's licenses. On November 5, 1998, the District Court for the City and County of Denver, Colorado issued a preliminary injunction prohibiting Mr. DiFrancesco from: (i) contacting any actual or potential customer, licensee or investor of the Company or its related entities using the name "Particle Interconnect Research & Development" or any other name confusingly similar to the Company's trade name and trade mark "Particle Interconnect;"
(ii) contacting any actual or potential customer, licensee or investor of the Company or its related entities under the auspices that he represents, works for, or is associated with the Company; and (iii) making any statement to any actual or potential customer, licensee or investor of the Company or its related entites which directly or by implication asserts that (a) he owns all or any portion of the patents or patent applications which he previously has assigned to the Company or (b) his consulting agreement with Particle Interconnect Corporation (a predecessor of the Company) has not expired.

    On November 24, 1998, Mr. DiFrancesco filed an answer in the District Court for the City and County of Denver, Colorado, generally denying the allegations contained in the Company's complaint and asserting certain affirmative defenses. The answer also asserts counterclaims against the Company, Intercell and Paul Metzinger, individually, for breach of contract, fraud in the inducement and legal malpractice and seeks rescission of the merger pursuant to which Particle Interconnect Corporation (a subsidiary of Intercell) acquired the Particle Interconnect Technology and certain declaratory relief. The Company, Intercell and Metzinger, filed answers denying all of the allegations contained in the DiFrancesco Complaint. In addition, they filed motions requiring DiFrancesco's counterclaims to be more definite and certain in their alleged claims against the Company, Intercell and Metzinger. The District Court ruled in favor of the motions and required DiFrancesco to submit amended counterclaims. DiFrancesco failed to timely file the amended counterclaims by February 19, 1999 when due. DiFrancesco did eventually file amended counterclaims on April 5, 1999. The Company, Intercell and Metzinger filed motions to strike or dismiss the amended counterclaims for lacking the specificity required and because they were untimely filed. This motion is pending before the Court and the parties are awaiting a ruling.


Item 2 - Changes in Securities

    The Company made the following unregistered sales of its securities from January 1, 1999, through March 31, 1999.

                Title of      Amount of
Date of Sale   Securities     Securities   Consideration    Purchaser
------------   ----------     ----------   -------------    ---------

1) 1/6/99      Option to       500,000     Services         Herbert J. Neuhaus
               purchase common
               shares at $0.20

2) 3/12/99     Option to       500,000     Services         Paul H. Metzinger
               purchase common
               shares at $0.52

3) 3/12/99     Option to       250,000     Services         Herbert J. Neuhaus
               purchase common
               shares at $0.52

4) 3/12/99     Option to        50,000     Services         Kristi J. Kampmann
               purchase common
               shares at $0.52

5) 3/12/99     Option to        25,000     Services         Michael E. Wernle
               purchase common
               shares at $0.52

    Underwriters

    No underwriter or selling or placement agent was involved in any of the transactions described above.

    Exemptions from Registration Claimed

    The issuer is relying upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuance of the options was made to officers, directors, employees and consultants to the Company. All such persons have by virtue of their office or position, access to all material information. All instruments representing the options have been appropriately endorsed with restrictive legends and other measures to safe guard the exemption.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

    Exhibit
      No.                        Description

      27                         Financial Data Schedule

    (b)  Reports:  None

                              NANOPIERCE TECHNOLOGIES, INC.
                                       INDEX

                                                                  Page
                                                                  ----


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . F-1
Item 1 - Financial Statements  . . . . . . . . . . . . . . . . . . F-1
Item 2 - Management's Plan of Operation  . . . . . . . . . . . . . . 1

PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . 4
Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 4
Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . 5
Item 6 - Exhibits And Reports On Form 8-K  . . . . . . . . . . . . . 6

                               SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NANOPIERCE TECHNOLOGIES, INC.




May 13, 1999                       /s/ Paul H. Metzinger
                                  ---------------------------------------
                                  Paul H. Metzinger, President, CEO and
                                  Principal Financial and Accounting
                                  Officer

LIST OF EXHIBITS


    Exhibit           Description
      No.

      27              Financial Data Schedule