Form 10KSB
period 1999-06-30
NANOPIERCE TECHNOLOGIES INC
filed 1999-09-28
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB
(Mark one)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 1999
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission file number: 33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
                    (Exact name of registrant as specified in its charter)

              Nevada                                     84-0992908
              ------                                     ----------
   (State of other jurisdiction of      (I.R.S. employer identification number)
     incorporation or organization)

                       370 Seventeenth Street, Suite 3580
                             Denver, Colorado 80202
                             ----------------------
              (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

         (Title of Class)          Name of Each Exchange On Which Registered
         ----------------          -----------------------------------------
 Common Stock, $0.0001 Par Value               NASDAQ:BB
                                         Berlin Exchange: NPI

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No     .


As of the close of trading on September 23, 1999, there were 30,894,614 common shares outstanding, 17,130,333 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on September 23, 1999, was approximately $6,166,919.

Transitional Small Business Disclosure     Yes __     No  __X_

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     Nanopierce Technologies, Inc. (the "Company") is a Nevada corporation that was incorporated on June 22, 1996, as Sunlight Systems, Ltd. From June 22, 1996 through November 1996 the Company engaged in limited activities as a dealer and distributor of sun tunnels. This business, however, was discontinued and substantially all assets were sold in November of 1996. From that time until February 1998, the Company was generally inactive and reported no significant operating revenues.

     On February 26, 1998, the Company acquired the intellectual property rights related to the Company's patented Particle Interconnect Technology (the "PI Technology") from Particle Interconnect Corporation ("PI Corp"), a Colorado Corporation, a wholly owned subsidiary of Intercell Corporation ("Intercell"), a Colorado Corporation. In exchange for the assets of PI Corp the Company issued 7,250,000 shares of its common stock and 100 shares of the Company's Series A Preferred Stock (convertible into 7,250,000 common shares) to Intercell. The Company acquired the PI Technology in order to pursue a more focused, strategic application and development of the PI Technology.

     The PI Technology utilizes 10 patents, 2 patent applications pending and 2 Patent disclosure documents in preparation, all of which are owned by the Company. Generally, the patents and patent applications relate to hard particles treated with a conductive material such as copper or nickel which is electrically deposited to a foundation such as a socket, connector or conductor to make superior electrical connections and conductivity. The PI Technology can be used on many different bases, whether flexible, rigid, metallic or non-metallic.

     The Company plans to market the PI Technology and products using the PI Technology through two different but concurrent marketing efforts. The first part of its marketing strategy involves the generation of revenues through the formation of joint ventures or strategic relationships with, or by licensing the PI Technology to, established manufacturers. The second part of the strategy involves the sale of products utilizing or incorporating the PI Technology through joint ventures with small volume users of the technology. Eventually, if warranted, the Company may undertake direct marketing of products utilizing the PI Technology. The development of applications utilizing the PI Technology presents a long-range opportunity for the Company to maximize the commercialization of its technology.

THE PI TECHNOLOGY

     The PI Technology begins with metallized, treated diamond or other hard particles, which have been closely screened to a specified size. The particles are tightly classified in sizes ranging from 5 microns to 125 microns, depending upon the end-product application. These electrically conductive particles are attached onto contact sites using standard electroplating processes. The embedded particles create a surface with many points that provide numerous parallel electrical paths by penetrating through an oxide without requiring the wiping action of conventional contacts. The Company believes that its non-wiping, oxide penetrating PI Technology is capable of penetrating surface contamination and oils to create an effective and reliable electrical contact.

     The particles concentrate any applied contact force into a very small area or point. This gives the particle the force per square inch required to pierce oxides and other contaminants on most surfaces without requiring large amounts of force on the connector contact. Reliable connections can be made with PI Technology with as little as 10 grams of force per contact. This low-level of force is sufficient to drive the particles into the mating surface (for example an I/O pad on a silicon die) and provide low contact resistance. Moreover, the diamond particles do insignificant damage to the mating surface. This provides very long remate life with very little degradation of the connection.

     These particles can be applied to many different substrates- flexible, rigid, metallic and non-metallic. This wide range of substrates, coupled with the low contact force, gives the PI Technology the capability to make reliable connectors out of materials that could collapse if subjected to normal required contact forces.

     The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS).

SALES AND MARKETING STRATEGY

     The Company intends to adopt and implement a two-part approach to the commercial exploitation of its PI Technology. The first part of its strategy involves the generation of royalty or other revenues through forming strategic relationships with, or licensing the PI Technology to, established companies in the markets in which the Company plans to compete. The Company believes that the licensing of its technology to major industry partners will provide for faster implementation and adoption of the PI Technology and will help establish "brand" recognition for the PI Technology.

     Commencing in January 1999, the Company successfully introduced its technology to applications in the manufacturing of smart cards and smart labels. Of particular significance to manufacturers of contactless smart cards and smart labels is their desire to obtain a secure, efficient connection between the microprocessor chip and the radio antenna in what are known as combicards or dual interface smart cards, contactless smart cards and contactless smart labels.

     Smart Cards are plastic, flexible credit card size devices embedded with a powerful microchip, designed to store and process information. The microchip is connected to the circuits, which make the card function. Reliable connections in flexible applications are crucial to the card's operation. Smart Cards, which are "Electronic Purses", are used as: Phone Cards, Health Cards, ID Cards, Pay TV Cards, Meter Cards, GSM Cards, Bank Cards, Transport Tickets, Access Control Cards and Automatic Dispenser Cards.

     A smart label is a paper thin identification label with a programmable integrated circuit inside and an antenna connected to it. It communicates through radio frequency signals with a fixed position or hand held reader/writer over distances more than one meter. Smart Labels collect the energy to operate from a radio frequency field emitted by a fixed or handheld reader device; therefore they do not need a battery, contactless smart cards operates on the same principle. Its substrate is paper or plastic yielding a paper-thin flexible label, which can be self-adhesive and be printed on. Uses for contactless smart labels include: labels applied to shipping/courier parcels; as airline baggage tags; as retail labels applied directly by the manufacturer to the product, identifying the manufacturer, product type, production lot and a digital signature to prove genuineness, as labels for inventory control; and as labels for rental services, i.e. libraries, video stores, etc.

     The market for smart cards and smart labels is poised for explosive growth. However, there is a critical bottleneck holding the industry back: the lack of a cost effective and reliable system for electrical connection of the microchip to the contacts plate and/or antenna. The industry cannot satisfy the market demands for cost effective and reliable contactless smart cards and smart labels with current technologies. The Company believes it has the solution for the industry, using its PI Technology in the Nanopierce Connection System ("NCS").

     The Company is strategically positioned to become a major participant in the large and growing smart card/smart label market. Current technologies cannot satisfy the cost and reliability demands of this market. NCS can meet cost and reliability demands because it provides single step low-cost manufacturing procedures; it provides reliable connection on flexible substrates; and is thin enough to be used in the manufacturing of smart labels.

     As previously stated, commencing in the Spring of 1999, the Company implemented its strategic business plan by forming strategic alliances intended to result in joint ventures to develop applications for its technology in the smart card/ smart label industry. In that regard, it successfully concluded three such strategic alliances with participants in the industry.

MULTITAPE GMBH & CO., KG AGREEMENT
- ----------------------------------
     On April 15, 1999, the Company entered into an Application Development Agreement with Multitape, GmbH & Co., KG, of Paderborn, Germany to develop the application of its technology on chip module substrate tapes manufactured by Multitape. Multitape is a major supplier of chip module substrate tapes to numerous card manufacturers including virtually all of the largest card manufacturers in the world. Should the tests prove successful to the satisfaction of the Company and Multitape, a more formal arrangement will be entered into between the Company and Multitape to commercially exploit the opportunity.

MEINEN, ZEIGEL & CO. AGREEMENT
- ------------------------------
     On May 17, 1999, the Company entered in a Technology Cooperation Agreement with Meinen, Zeigel & Co., Munich, Germany to develop applications of its technology for dual interface smart card modules and the qualification and industrialization of a chip module embedding process on Meinen, Zeigel & Co. equipment. Meinen, Zeigel & Co. is a developer, manufacturer and supplier of equipment used in the production of smart cards. Many of the world's largest smart card manufacturers utilize Meinen, Zeigel & Co. equipment to produce standard smart cards, contactless smart cards and dual interface cards. It is likely that Meinen, Zeigel & Co. will design new equipment based around the new manufacturing process enabled by adoption of the Company's technology. Adoption of the Company's technology by the industry will enable equipment manufacturers, specifically Meinen, Zeigel & Co., to design less expensive, more efficient, higher throughput, simpler production equipment. The Company contemplates entering into a formal joint venture agreement with Meinen, Ziegel & Co. to further implement the commercial exploitation of its technology.

ORGA KARTENSYSTEMES, GMBH AGREEMENT
- -----------------------------------
     On June 11, 1999, the Company entered into a Technology Development Agreement with ORGA Kartensystemes, GmbH, one of the world's largest smart card manufacturers. ORGA Kartensystemes, GmbH of Flintbek, Germany, is working with the Company relating to the application of NCS to the design and manufacture of dual interface smart cards, particularly as it relates to the connection of the antenna to the chip modules. If all testing and qualifications standards are met, the Company contemplates entering into a formal joint venture or direct licensing of ORGA Kartensystemes, GmbH relating to the application of its technology and dual interface smart cards.

CIREXX CORPORATION AGREEMENT
- ----------------------------
     In addition to the Application Development Agreements described above, the Company has also entered into an Agreement-In-Principle to form a joint venture or limited liability partnership with Cirexx Corporation, Santa Clara, California. The proposed joint venture or limited liability partnership will be organized to commercially exploit NCS in all applications. Cirexx Corporation is a world leader in the quick turn prototype design and production manufacturer of high technology, digital, RF, and analog flexible circuits and mixed technologies.

SCHLUMBERGER SYSTEMES, S.A.
- ---------------------------
     The Company has entered into a Confidential Disclosure Agreement with Schlumberger Systems, S.A. effective July 8, 1999. The Company is in the process of exchanging information with Schlumberger Systemes, S.A. relating to the application of its technology to dual interface smart cards and other applications.

TAIKO DENKI, LTD. PROPOSAL
- --------------------------
     In addition to the strategic alliances described above, the Company is in discussions with other companies in the smart card industry relating to possible application of its technology to their product lines. Further, the Company is expanding the scope of its strategic business activities to now embrace potential applications of NCS in the connector market. The Company is currently in discussions with Taiko Denki, Ltd., one of Japan's leading connector manufacturers relating to the application of its technology to the connector products of Taiko Denki, Ltd. The Company has submitted a formal Proposal to Taiko Denki, Ltd. relating to the formation of a strategic business relationship.
     For more detailed information, see the Application Development Agreements and the Agreement-In-Principle, which are included in this Report on Form 10-KSB as exhibits.

RESEARCH AND DEVELOPMENT

     The Company incurred research and development expenses of approximately $9,500 for the year ended June 30, 1999. No research and development expense was incurred during the year ended June 30, 1998. The Company hopes to avoid incurring substantial research and development expenditures by entering into joint ventures for the development of future PI products.

COMPETITION

     Competition in the electronic connector market is fierce. The principal competitive factors are product quality, performance, price and service. While the Company is unaware of any competitors using diamond as an interconnect material, the Company and its licensees face competition from well-established firms with other interconnect technologies. However, most of these competitors apply their technologies to very narrow markets or applications and most have had only limited success in mass commercialization of their technologies.

     The Company will face competition from the development of existing and future competing technologies. There currently exists approximately 28 different technologies that can be used to create interconnect solutions, including dendrite crystals, gold dot technology, anisotropic technology (technologies using materials whose behavior differs in the up/down and left/right diversion), elastomerics (rubber-like synthetic materials) and Z-axis conductive adhesives. These technologies currently are produced by materials and chemical suppliers, flexible and rigid printed circuit board manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than the Company. The Company believes that each existing technology currently has unacceptable limitations with regard to electrical/mechanical performance, manufacturability or cost as compared to the PI Technology. However, there are no assurances that the Company or the PI Technology can successfully compete with current or future technologies.

INTELLECTUAL PROPERTY

     The Company will rely on a combination of patents, patent applications, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in the PI Technology and its application. The Company currently owns 10 U.S. patents (which expire from February 14, 2006 to October 15, 2013) and 2 patent applications relating to the PI Technology.

     Prior to the Company's acquisition of the PI Technology, the inventor of the PI Technology or companies controlled by him granted the following exclusive and nonexclusive licenses to pursue the patents and patent applications relating to the PI Technology: (i) an exclusive license to Exatron Automatic Test Equipment Inc. ("Exatron") for use in the field of sockets in the automated handling and testing of integrated circuits and a non-exclusive license for other applications; (ii) an exclusive license to Micro Module Systems, Inc. for use in the field of certain Multi-Chip Module thin film bases, except attached or associated products including integrated circuits, socket, lids, heat sinks, housings and printed circuit boards; (iii) a non-exclusive license to Johnson-Matthey Semiconductor Packagings, Inc. for use in the field of laminate-based base products; (iv) a non-exclusive license to Multiflex, Inc. for use in the filed of the laminate-based bases and metal bases; and (v) a non-exclusive license to Myers Consulting, Inc. for use in the field of laminate-based bases, metal bases, and wafer or semi-conductor products. These licenses have indefinite terms and, provided certain conditions are met, can be terminated by either party by written notice. The Company retains the right to exclude all other companies from using its patented technology without a license. Consequently, the Company may license such other companies as it chooses, provided the licensees are consistent with the exclusive licenses previously granted and other licensing restrictions that may appear in the prior licenses.

     All but two of the foregoing license agreements have been idle since their acquisition by the Company and therefore these agreements have not produced any royalty fees for the Company. Royalties under the one active agreement is being held in an escrow account and maintenance payments on one license were being held in a reserve account, outside of the Company's control, pending the resolution of certain legal issues.

     In December 1998, MicroModule Systems, Inc. terminated all of its business operations and sold its assets to an industry associate. As a result of this, the Company has terminated the license of MicroModule Systems, Inc.

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

     The Company intends to protect its trade secrets and proprietary technology, in part, through confidentiality and non-competition agreements. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of the Company's proprietary rights to the same extent, as do the laws of the United States.

GOVERNMENT REGULATION

     The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its limited operations. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the year ended June 30, 1999.

EMPLOYEES

     As of June 30, 1999, the Company had 3 employees. Messrs. Metzinger and Neuhaus have signed Employment Agreements with the Company. (See- Item 9- "Directors and Officers of the Company") None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement.The Company believes that its relations with its employees are excellent.


ITEM 2.     PROPERTIES

PRINCIPAL EXECUTIVE OFFICES

     The Company currently maintains its executive and administrative office in space provided by Intercell Corporation, its parent company at 370 Seventeenth Street, Suite 3580, Denver, Colorado 80202. The Company also has a small laboratory facility located at 770 Maroonglenn Court, Colorado Springs, Colorado 80906, which is the residence of Dr. Herbert J. Neuhaus, Executive Vice President and a Director of the Company. The Company uses such facility without any rental expense. The Company owns no real property.


ITEM 3.     LEGAL PROCEEDINGS

     The Company and Louis DiFrancesco, the inventor of the PI Technology, are involved in litigation relating to the Company's ownership of its intellectual property and the rights as to whom should receive royalty payments from licenses. The parties are currently negotiating a settlement to the litigation. Management believes a settlement is near completion.

     Other than the above mentioned lawsuit, to the knowledge of the management of the Company, there are no material legal proceedings pending or threatened (other than routine litigation incidental to business) to which the Company (or any officer, director, affiliate of beneficial owner of more than 5% of the Company's voting securities) is party or to which property of the Company is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no meetings of security holders during the period covered by this report.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD") The NASDAQ symbol for the Common Stock is "NPCT". The common stock of the Company is also traded on the Berlin Exchange under the symbol "NPI".

     The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. Prior to February 1998, there was no meaningful market with reliable quotations for the common stock of the Company. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.




1998 FISCAL YEAR .         ASK        BID

March 31, 1998            $ 1.65     $ 1.60
June 30, 1998               2.437      2.187

1999 FISCAL YEAR

September 30, 1998        $ 0.718    $ 0.781
December 31, 1998           0.32       0.33
March 31, 1999              0.66       0.70
June 30, 1999               0.42       0.47

     As of June 30, 1999, there were approximately 104 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     While there currently are no restrictions prohibiting the Company from paying dividends to its shareholders, the Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from July 1, 1998 through June 30, 1999.



DATE         TITLE OF SECURITIES      # OF SHARES        CONSIDERATION       PURCHASER
- ----         -------------------      -----------        -------------       ---------
7/1/98 .       Common Stock            186,500         Investor Relations    Putter Consulting
7/1/98         Common Stock             24,500         Investor Relations    Kathy Knight-
                                                                             McConnell
7/1/98         Common Stock              6,250         Investor Relations    Hans Kast
7/1/98         Common Stock              6,250         Investor Relations    Roger L. Smothers
          Series B Preferred Stock         500         $ 500,000             Hirsch
8/19/98        Common Stock             17,730         Series B Conversion   Hirsch
          Series B Preferred Stock         250         $ 250,000             Hirsch
9/8/99         Common Stock            134,146         Series B Conversion   Hirsch
10/26/98       Common Stock             71,023         Series B Conversion   Hirsch
11/3/98        Common Stock             90,992         Series B Conversion   Hirsch
11/4/98        Common Stock             94,697         Series B Conversion   Hirsch
12/18/98       Common Stock            252,016         Series B Conversion   Hirsch
6/3/99         Common Stock             70,000         $ 50,000              Investors
6/3/99         Common Stock            100,000         Investor Relations    Harold Engel, Jr.
6/17/99        Common Stock             52,500         Exercise Option       Thomas Vander Stel
6/30/99        Common Stock          6,235,000         Series A Conversion   Intercell Corporation
6/30/99        Common Stock          4,650,000         Repayment of Loan     Intercell Corporation
                                                       Shares
6/30/99        Common Stock            752,550         Dividend Shares on    Intercell Corporation
                                                       Series  A Preferred
                                                       Shares
6/30/99        Common Stock            144,000         Investor Relations    Stock Enterprises
6/30/99        Common Stock            250,000         Consulting Services   Bert Roosen
6/30/99        Common Stock             30,000         Investors Relations   Chad Beemer
6/30/99        Common Stock             10,000         Interest on           Rose & Richard Gram
                                                       Promissory Note
6/30/99        Common Stock              5,000         Interest on           SBR Partnership
                                                       Promissory Note

EXEMPTION FROM REGISTRATION CLAIMED. All of the sales by the Company of its unregistered securities were made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. All of the individuals who purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this Form 10-KSB contains "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. In this regard, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include, without limitation:

  - The rate of market development and acceptance of the interconnect technology the industry within which the Company is concentrating its business activities;

  -  The unpredictability of the Company's sales cycle;

  -  The limited revenues and significant operating losses generated to date;

  -  The possibility of significant ongoing capital requirements;

  -  The loss of any significant customer;

  - The ability of the Company to compete successfully with the other providers of interconnect technologies. See "Description of Business - Competition";

  - The ability of the Company to secure additional financing as and when necessary;

  - The ability of the Company to retain the services of its key management, and to attract new members of the management team;

  - The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

     For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

     The Company undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

RESULTS OF OPERATIONS:

     The Company's revenues were $0 and $1,519 for the years ended June 30, 1999 and 1998, respectively. The revenues in 1998 were derived from oil and gas leases. The Company recognized an impairment loss of $171,970 on its investment in oil and gas property in February 1998.

     General and administrative expenses increased $1,939,559, or 165%, to $3,114,558 for the year ended June 30, 1999 from $1,174,999 for the year ended June 30, 1998. This increase is mainly due to an increase in public relation fees from $147,000 for the year ended June 30, 1998 to $1,960,951 for the year ended June 30, 1999. This increase is due in large part to the issuance of 4,500,000 shares of the Company's common stock, valued at $1,500,000, by the Company to Intercell. Intercell had used its shares of the Company's common stock to pay the expenses of a public relations firm in January 1999, on behalf of the Company, and at that time, the Company agreed to replace the shares in the future. Legal expenses were $201,091 for the year ended June 30, 1999 compared to none for the year ended June 30, 1998. The increase was due to the litigation involving Mr. DiFrancesco (See Item 3 - Legal Proceedings). Travel expenses increased from $80,917 in the year ended June 30, 1998 to $101,869 in the year ended June 30, 1999, which can be attributed to several overseas trips by management in order to develop relationships with several European companies that have resulted in the signing of agreements with such companies.

     Total other income (expense) was an expense of ($24,881) in 1999, as compared to income of $36,146 in 1998. The change is primarily due to a $37,528 gain on the sale of marketable securities in 1998, and a $20,249 increase in interest expense in 1999.

     The Company experienced net losses of $3,139,439 and $1,137,334 for the years ended June 30, 1999 and 1998, respectively. The increase can be attributed to the significant increase in general and administrative expenses.

     The Company, in the Spring of 1999, signed various agreements with companies both overseas and in the United States. The agreements are to apply the Company's NCS technology to various products, mainly in the smart card industry (See Item 1 - Sales & Marketing Strategy). Management is pursuing the development of further similar agreements both nationally and internationally with companies not only in the smart card business, but other industries, as well. Further, the Company is working to advance the agreements already in place (see Item 1 - Sales and Marketing Strategy). In connection with these agreements the Company incurred research and development expenses of approximately $9,500 for the year ended June 30, 1999 and incurred no such expenses during the year ended June 30, 1998. Such expenses were incurred in order to perform tests of the Company's NCS technology.

LIQUIDITY AND CAPITAL RESOURCES:

     During the year ended June 30, 1999, cash used in operating activities was $944,034. Operations were primarily funded by $660,000 and $250,000 of cash proceeds received from the issuance of Series B Preferred stock and common stock, respectively. As described in the following paragraph, certain preferred shares were converted to common stock during the year ended June 30, 1999.

     Intercell, the holder of the Series A Preferred Shares, elected to convert in full its 100 preferred shares into 7,250,000 common shares. It further elected at that time to take the accrued dividend related to the Series A Preferred shares in 752,550 shares of the Company's restricted common stock, rather than cash. The Series B Preferred Shares were converted in full in February 1999. A total of 2,974,687 shares were issued during the year ended June 30, 1999 in connection with the conversions of the Series B Preferred shares.

     The independent auditors' report on the Company's financial statements as of June 30, 1999, and for each of the years in the two year period ended June 30, 1999, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the Notes to the Financial Statements.

     The Company, at this time, does not recognize any revenues from the agreements it has signed. Further, the Company's current operations are not generating positive cash flow and the Company's current cash reserves are not sufficient to fund the Company's strategic business plan over the next 12 months. To address the current cash flow problem, the Company is in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. Further, the Company, as mentioned above, is in talks with various companies to develop agreements applying its technology to their products and advancing those agreements it has already executed.

     The Company does not currently have any plans to add or sell significant capital and equipment during the year ending June 30, 2000. The Company does intend to add one to three employees to administrative and application areas, contingent upon the receipt of funding.

YEAR 2000 CONVERSION:

     The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has established processes for evaluating and managing the risks and cost associated with this problem, including communicating with suppliers, dealers, and other with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning process.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:


NAME AND AGE                 POSITION                       PERIOD

Paul H. Metzinger (60)       Director, President, Chief     December 1998 to present
                             Executive Officer and Chief
                             Financial Officer

Dr. Herbert J. Neuhaus (40)  Director, Executive Vice       January 1999 to present
                             President of Technology &
                             Marketing

Kristi J. Kampmann (26)      Secretary                      February 1998 to present

Thomas W. Vander Stel (38)   Former Chief Financial         February 1998 to December
                             Officer                        1998

Gilbert Olachea (42)         Former President & Chief       May 1998 to December 1998
                             Executive Officer


     The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Board of Directors elects the officers at its annual meeting immediately following the shareholders, annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer. The Company has not established an executive committee of the Board of Directors or any committee that would serve similar functions such as an audit, incentive compensation or nominating committee.

BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was President and Chief Executive Officer of the Company from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present. He has been a director of the Company since February 26,1998. Mr. Metzinger has been the Chief Financial Officer of the Company since January 1, 1999. In addition, he serves as the President and Chief Executive Officer and a Director of Intercell Corporation. Prior to becoming a director and officer of the Company, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

     HERBERT J. NEUHAUS, PH.D. Dr. Neuhaus has been the Executive Vice President of Marketing and Technology and a Director of the Company since January 1, 1999. Dr. Neuhaus previously served as the Managing Director of Particle Interconnect Corporation from August 18, 1997 to November 1, 1997. From August 1989 to August 1997, he was associated with Electronic Material Venture Group in the new Business Development Department of Amoco Chemical Company, Naperville, Illinois. While associated with Amoco chemical Company he held among other positions: Business Development Manger/Team Leader; Project Manager --High Density Interconnect; Product Manager MCM Products and as a research scientist.

     During his tenure with Amoco, his professional efforts and responsibilities were directed towards the identification, analysis and development of new market opportunities for Amoco's electronic materials products, the development of new applications for such products, including multichip module products, polyamide coatings and processes for multichip module applications.

     Dr. Neuhaus received his Ph.D. degree in Physics from the Massachusetts Institute of Technology, Cambridge, Massachusetts in 1989 and his BS in Physics from Clemson University, Clemson, South Carolina in 1980.

     Dr. Neuhaus is associated with numerous professional associations and has served with such associations in the capacity of project leader of the technical chair for conferences.

     KRISTI J. KAMPMANN. Ms. Kampmann has been Secretary of the Company since February 1998. In addition, she has served as the Secretary of Intercell, since July 28, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer, Chief Financial Officer and the Executive Vice President of Technology & Marketing and paralegal for both the Company and Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. She currently is attending the University of Colorado at Denver, where she is completing work on an M.B.A.

PRIOR MANAGEMENT

     THOMAS W. VANDER STEL. Mr. Vander Stel served as the Chief Financial Officer and Vice President of Operations of the Company from February 1998 to December 31, 1998 and Chief Financial Officer, Secretary and Treasurer of Intercell from February 1998 to November 31, 1998. From October 1992 until January 1998, Mr. Vander Stel served as Chief Financial Officer and Vice President for TVX, Inc., a high technology manufacturer of security systems.

     GILBERT OLACHEA.   Mr. Olachea served as the President and Chief Executive
Officer and a Director of the Company from May 6, 1998, until his resignation on December 1, 1998. Previously he was President, Chief Executive Officer and a director of Sigma 7 Corporation, from December 11, 1997 to December 1, 1998. From July 1993 to September 1, 1997, Mr. Olachea served as Vice President Corporate Marketing and Communications of Amkor Electronics.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 1999 and 1998 (the "Named Executive Officers"):


                                     ANNUAL COMPENSATION
                               -----------------------------------
 NAME & PRINCIPAL       YEAR   SALARY      BONUS   OTHER ANNUAL
     POSITION                  ($)         ($)     COMPENSATION ($)

 Paul H. Metzinger,     1999   $ 150,000   $ -0-   $ -0-
 Director, President    1998   $ -0-       $ -0-   $ -0-
 & CEO(1)

 Dr Herbert J. Neuhaus, 1999   $ 150,000   $ -0-   $ -0-          $ -0-        750,000
 Director, Executive    1998   $ -0-       $ -0-   $ -0-          $ -0-          -0-
 Vice President of
 Technology &
 Marketing(2)

                                         LONG TERM COMPENSATION
                      --------------------------------------------------------------
                                    AWARDS                  PAYOUTS
                      --------------------------------------------------------------
 NAME & PRINCIPAL       YEAR   RESTRICTED   SECURITIES     LTIP          ALL OTHER
     POSITION                  STOCK        UNDERLYING     PAYOUTS       COMPENSATION
                               AWARDS ($)   OPTIONS (#)     ($)               ($)

 Paul H. Metzinger,
 Director, President    1999   $ -0-          500,000      $ -0-         $ -0-
  & CEO(1)              1998   $ -0-        1,500,000      $ -0-         $ -0-

 Dr Herbert J. Neuhaus, 1999   $ -0-          750,000      $ -0-         $ -0-
 Director, Executive    1998   $ -0-            -0-        $ -0-         $ -0-
 Vice President of
 Technology &
 Marketing(2)

_______________
1 Paul Metzinger served as President and Chief Executive Officer from February 26, 1998 to May 6, 1998, during that time period he did not receive monetary compensation for his services. Mr. Metzinger was re-appointed President & Chief Executive Officer on December 1, 1998. He is compensated pursuant to a written Employment Agreement, dated January 1, 1999 at an annual salary of $150,000.00. 2 Dr. Neuhaus was appointed Executive Vice President of Technology and Marketing on January 6, 1999. He is compensated pursuant to a written Employment Agreement, dated January 6, 1999 at an annual salary of $100,000.00. As of April 1999, in accordance with his Employment Agreement, Dr. Neuhaus's annual salary was increased to $150,000; such difference has not been paid to date and is instead being accrued by the Company with Dr. Neuhaus's agreement.

     The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non--monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer listed in the above table, which cannot be precisely ascertained but which is less than 10% of the cash compensation paid to each such executive officer, is not included in such table.

OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended June 30, 1999.


     OPTION/SAR GRANTS IN LAST FISCAL YEAR                             POTENTIAL REALIZABLE VALUE AT
              INDIVIDUAL GRANTS                                        ASSUMED ANNUAL RATES OF STOCK
   ---------------------------------------                             PRICE APPRECIATION FOR
                                                                       OPTION TERM
                                                                       ---------------------------

 NAME        OPTIONS/          % OF TOTAL        EXERCISE
 ----        SARS GRANTED      OPTIONS/          OR BASE
             IN FISCAL         SARS              PRICE        EXPIR-
             YEAR (#)          GRANTED TO        ($/SH)       ATION       5%($)        10%($)
             --------          EMPLOYEES         ------        DATE       -----        ------
                               IN FISCAL                      -----
                                YEAR
                                ----
Paul H.
 Metzinger   500,000           38.5%             $ 0.52       3/12/09     163,513      414,373

Dr. Herbert
J. Neuhaus   500,000           38.5%             $ 0.20       1/6/09      62,889       159,374
             250,000           19.2%             $ 0.52       3/12/09     81,756       207,186

Kristi J.
Kampmann      50,000           3.9%              $ 0.52       3/12/09     16,351       41,437
             -------
           1,300,000


_______________
l Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year option term. The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth, which may or may not occur.
2 Computed based on the average closing bid and asked prices on the date of grant.
3 Options granted to Paul H. Metzinger and Kristi J. Kampmann were immediately exercisable on the date of grant, March 12, 1999. The 500,000 share option and the 250,000 share option granted to Dr. Neuhaus on January 6, 1999 and March 12, 1999, respectively, each vest at a rate of 15,000 shares per month.
4 Based on a total of 1,300,000 options granted to employees in the fiscal year ended June 30, 1999.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 1999 by the Company's executive officers and the 1999 fiscal year-end value of unexercised options.


                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                             NUMBER OF             VALUE OF
                                                             SECURITIES            UNEXERCISED
                                                             UNDERLYING            IN-THE-MONEY
                                                             UNEXERCISED           OPTIONS/SAR
                                                             OPTIONS/SARS          AT FY-- END
                                                             AT FISCAL YEAR(1)        ($)(1)
                           SHARES
    NAME                   ACQUIRED ON     VALUE             EXERCISABLE/          EXERCISABLE/
    ----                   EXERCISE (#)    REALIZED ($)      UNEXERCISABLE         UNEXERCISABLE
                           ------------    -----------       -------------         -------------
Paul H. Metzinger               0                  0        2,000,000/0         $ 385,000/0
Dr. Herbert J. Neuhaus          0                  0          110,000/640,000      18,375/104,125
Thomas W. Vander Stel(2)   52,500           $ 25,500                0/0                 0/0
Kristi J. Kampmann              0                  0          100,000/0             6,000/0

_______________
(1) The average of the closing bid and asked price of the Common Stock on June 30, 1999 ($0.445) was used to calculate the option value.
(2) Mr. Vander Stel resigned as an Officer of the Company on December 31, 1999. Mr. Vander Stel exercised his option on June 7, 1999, using a cashless exercise. The option was fully vested and represented 150,000 common shares with an exercise price of $0.3250, expiring on February 26, 2008. Mr. Vander Stel received 52,500 restricted common shares and paid for these shares with the remaining 97,500 common shares.

EMPLOYMENT AGREEMENTS

     On January 1, 1999, the Company entered into an employment agreement (the "Employment Agreement") with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company ( an "Employee"). The Employment Agreement is for a period of 4 years beginning January 1, 1999 and expiring December 31, 2002. Any extension or renewal of the Employment Agreement must occur at least forty-five days prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Mr. Metzinger will receive an annual salary of $150,000 (each referred to as an "Annual Salary") for the year, $165,000 for the second year and $181,500 for the third year and $200,000 for the fourth year. The Employee also is entitled to participate in the Company's bonus and stock option plans and participate in the customary employee benefits programs maintained by the Company, including health, life and disability insurance to the extent provided to other senior executives of the Company.

     On January 6, 1999 the Company entered into a certain employment agreement (the "Employment Agreement") with Dr. Herbert J. Neuhaus to serve as Executive Vice President of Technology and Marketing of the Company ( an "Employee"). The Employment Agreement is for a period of 1 year beginning January 1, 1999. Any extension or renewal of the Employment Agreement must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Dr. Neuhaus will receive an annual salary of $100,000 (each referred to as an "Annual Salary") for the year, with a provision for a $50,000 raise if certain conditions are met. On April 15, 1999, such conditions were deemed satisfied and his salary was increased to $150,000 per year. If the Board subsequently extends an Employment Agreement, the Employee's Annual Salary will increase by the amount, if any, in which the Consumer Price Index increased during the previous year. The Employee also is entitled to participate in the Company's bonus and stock option plans and participate in the customary employee benefits programs maintained by the Company, including health, life and disability insurance to the extent provided to other senior executives of the Company.

     The Company or an Employee may terminate the Employment Agreement at any time with or without cause. In the event the Company terminates an Employment Agreement for cause or the Employee terminates his Employee Agreement without cause, all of such Employee's rights to compensation would cease upon the date of his termination. If the Company terminates an Employment Agreement without cause, the Employee terminates his Employment Agreement for cause, or in the event of a change in control, the Company will pay to the Employee all compensation and other benefits that would have accrued and/or been payable to the Employee during the full term of the Employment Agreement.

     A change of control is considered to have occurred when, as a result of any type of corporate reorganization, execution of proxies, voting trusts or similar arrangements, a person or group of persons (other than incumbent officers, directors and principal shareholders of the Company) acquires sufficient control to elect more than a majority of the Company's Board of Directors, acquires 50% or more of the voting shares of the Company, or the Company adopts a plan of dissolution of liquidation. The Employment Agreement also include a noncompete and nondisclosure provisions in which each Employee agrees not to compete with or disclose confidential information regarding the Company and its business during the term of the Employment Agreement and for a period of one year thereafter.

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. The Company has one Stock Option Plan titled the Nanopierce Technologies, Inc. 1998 Compensatory Stock Option Plan. The Company has reserved 5,400,000 shares of common stock for issuance under the Plan.

     During the fiscal year ended June 30, 1999, the Company granted options to purchase 1,375,000 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of June 30, 1999, 4,875,000 options are outstanding.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of June 30, 1999 on fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


NAME AND ADDRESS OF BENEFICIAL OWNER     NUMBER OF SHARES     % OF OUTSTANDING 7
- ------------------------------------     ----------------     ------------------
Paul H. Metzinger, President
  Chief Executive Officer and Director
370 17th Street, Suite 3580
Denver, CO 80202                                    3,407,151 (1)    9.71%

Cheri L. Perry/Metzinger
3236 Jellison Street
Wheat Ridge, CO 80033                               3,407,151 (2)    9.71%

Dr. Herbert J. Neuhaus, Executive Vice President
   of Technology & Marketing and Director
770 Marroonglen Court
Colorado Springs, CO 80096                            750,000 (3)    2.12%

Kristi J. Kampmann, Secretary
370 17th Street, Suite 3580
Denver, CO 80202                                      119,580 (4)    0.03%

Zenith Petroleum Corporation
6354 S. Dexter St.
Denver, CO 80121                                    1,300,000 (5)    3.71%

Intercell Corporation
370 17th Street, Suite 3580
Denver, CO 80202                                   12,237,550 (6)   34.89%

All officers and directors as a group (3 persons)   4,276,731 (7)   11.86%

_______________
(1) Consists of 990,251 shares owned indirectly & beneficially through his wife, Cheri L. Metzinger, 416,900 owned directly or record and beneficially; 1,000,000 shares subject to a presently exercisable option expiring February 26, 2008; 500,000 shares subject to a presently exercisable option expiring February 27, 2008 and 500,000 shares subject to a presently exercisable option expiring March 12, 2009.
(2) Consists of 990,251 shares owned directly, of record and beneficially; 416,900 shares owned indirectly and beneficially through her husband, Paul H. Metzinger and beneficial ownership of 2,000,000 shares subject to options held by her husband.
(3) Consists of 500,000 shares subject to an option (75,000 shares presently exercisable) expiring January 6, 2009 and 250,000 shares subject to an option (45,000 shares presently exercisable) expiring March 12, 2009.
(4) Consists of 19,580 shares held directly, of record and beneficially and 50,000 shares subject to a presently exercisable option expiring February 26, 2008 and 50,000 shares subject to a presently exercisable option expiring March 12, 2009.
(5) Consists of 450,000 shares held directly, of record and beneficially and 850,000 shares subject to a presently exercisable option expiring February 26, 2008.
(6) Consists of 12,237,550 shares held directly, of record and beneficially. Intercell Corporation is the parent of the Company, Paul H. Metzinger is the President, Chief Executive Officer, a director and a shareholder of Intercell Corporation, but he disclaims beneficial ownership of the shares held by Intercell Corporation.
(7) Based on 29,734,614 shares of common stock issued and outstanding on June 30,1999 and assuming exercise of all 4,875,000 presently exercisable options and exercise of 470,000 outstanding warrants, there would be 35,079,614 shares outstanding. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended June 30, 1999, Paul H. Metzinger, President & Chief Executive Officer, a Director and a major shareholder of the Company loaned the Company $130,577. This amount is represented by a demand, unsecured Corporate Promissory Note in the amount of $130,577, dated April 1, 1999. The Note bears interest at the rate of 8% per annum. As of June 30, 1999 no payments had been made on such note.

     In addition, a former affiliate and a shareholder of the Company made certain loans to the Company amounting to $66,836. Cheri L. Metzinger, wife of Paul H. Metzinger, acquired such Note from such shareholder by paying the face amount of the Notes. The Company issued a demand unsecured Corporate Promissory
Note in the amount of $66,836, dated March 31, 1999, bearing interest at the rate of 10% per annum to Cheri L. Metzinger. As of June 30, 1999, the Company had made no payments to Mrs. Metzinger.

     As previously stated, effective April 1999, the Employment Agreement of Dr. Herbert J. Neuhuas increased his compensation to $150,000 a year. Due to lack of sufficient operating funds, Dr. Neuhaus agreed to accrue the difference between what he was formerly paid and the monthly amount based upon a $150,000 annual compensation. As of June 30, 1999, $10,417 has been accrued.

     During 1999 and 1998, various inter-company advances were made between Intercell and the Company to provide operating capital and financing for the respective operations of the two companies. As of June 30, 1999, the Company was owed $69,182 by Intercell.

     As previously stated, options were granted to each of Paul H. Metzinger, Dr. Herbert J. Neuhaus and Kristi J. Kampmann, officers and directors of the Company, during the fiscal year ended June 30, 1999.

     On February 26, 1998, Intercell transferred all of the assets of PI Corp. (valued at $1,000,000) to the Company in exchange for 7,250,000 shares of Common Stock and 100 shares of Series A Preferred Stock. See Item 1. As a result of such transaction, Intercell acquired approximately 75% of then-outstanding shares of Common Stock on a fully diluted basis. Intercell currently owns approximately 34.89 % of the outstanding shares of Common Stock on a fully diluted basis. See Item 11.

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

     After the sale, Paul Metzinger was appointed the sole Director of the Company until additional directors could be appointed. In addition, he was nominated and elected President and Chief Executive Officer of the Company. Mr. Metzinger currently serves as the Company's President and Chief Executive Officer. See Item 9.

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

     All of the foregoing numbers of shares of Common Stock or per share amounts have been restated to reflect the one-for-three reverse stock split that occurred on February 27, 1998.

                                     PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report.
Exhibits. The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.     DESCRIPTION

 2 Agreement dated February 26, 1998, by and among the registrant, Particle Interconnect Corporation and Intercell Corporation (3)
 2.02 Application and Development Agreement, dated April 15, 1999, by and among the registrant and Multitape & Co., Gmbh, KG. (1)
 2.03 Technology Cooperation Agreement, dated May 17, 1999, by and among the registrant and Meinen, Zeigel & Co. (1)
 2.04 Technology Development Agreement, dated June 11, 1999, by and among the registrant and ORGA Kartensysteme, GmbH. (1)
 2.05 Agreement-In-Principle, dated May 18, 1999, by and among the registrant and Cirrex Corporation. (1)
 4.01   The Articles of Incorporation of the Company  (2)
 4.02   Amendment to the Articles of Incorporation of the Company  (2)
 4.03 Certificate of Designation of Rights and Preferences of the Series A Preferred Stock (3)
 4.04 Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (4)
 4.05 Certificate of Designation of Rights and Preferences of the Series C Preferred Stock (4)
 4.06   Form of Common Stock Certificate  (2)
 4.07   The By-laws of the Company  (2)
 10.01  Employment and Non-Disclosure, Non-Competition Agreement, dated
        January 1, 1999, between Paul H. Metzinger and the registrant  (1)
 10.02  Employment and Non-Disclosure, Non-Competition Agreement, dated
        January 6, 1999, between Dr. Herbert J. Neuhaus and the registrant  (1)
 11     Statement regarding Computation of Per Share Earnings  (1)
 27     Financial Data Schedule  (1)
___________________
(1)  Filed herewith
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998.
(3) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NANOPIERCE TECHNOLOGIES, INC., (a Nevada corporation)



Date: September 24, 1999             By
                                         /s/  Paul H. Metzinger
                                        ---------------------------------
                                     Paul H. Metzinger, Director, Chief
                                     Executive Officer, President & Chief
                                     Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date: September 24, 1999             By
                                         /s/  Paul H. Metzinger
                                        ---------------------------------
                                     Paul H. Metzinger, Director, Chief
                                     Executive  Officer,  President  &  Chief
                                     Financial  Officer

Date: September 24, 1999
                                     By
                                         /s/ Hebert J. Neuhaus
                                        ---------------------------------
                                     Herbert J. Neuhaus, Director &
                                     Executive Vice President of
                                     Technology & Marketing

                          INDEX TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998



                                                                       Page
                                                                       ----

Independent auditors' report                                            F-2

Financial statements:

     Balance sheet - June 30, 1999                                      F-3

     Statements of operations - years ended June 30, 1999 and 1998      F-4

     Statements of shareholders' equity - years ended
     June 30, 1999 and 1998                                      F-5 to F-8

     Statements of cash flows - years ended June 30,
     1999 and 1998                                              F-9 to F-10

     Notes to financial statements                             F-11 to F-21

INDEPENDENT  AUDITORS'  REPORT
- ------------------------------



Board  of  Directors
Nanopierce  Technologies,  Inc.
Denver,  Colorado

We have audited the accompanying balance sheet of Nanopierce Technologies, Inc. (the Company) as of June 30, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $3,139,439 for the year ended June 30, 1999, and a deficit of $4,984,915 as of June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND  HOCHSTADT  PANGBURN  &  CO.




Denver,  Colorado
September  15,  1999

                          NANOPIERCE TECHNOLOGIES, INC.

                                  BALANCE SHEET

                                  JUNE 30,1999

                                     ASSETS

Current assets:
Cash                                                            $      641
Prepaid expenses and deposits                                       11,691
                                                                   -------
          Total current assets                                      12,332

Note receivable (Note 4)                                            10,000
Marketable securities                                                  948
Intellectual property rights, net of accumulated
   amortization of $134,315                                        865,685
                                                                   -------

                                                                $  888,965
                                                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable (Note 5):
     Related party                                              $  197,414
     Other                                                          83,513
     Accounts payable and accrued expenses:
     Related parties (Note 6)                                        4,015
     Other                                                         201,944
                                                                   -------
          Total liabilities (all current)                          486,886
                                                                   -------

Commitments and contingencies (Note 9)

Shareholders' equity (Notes 6 and 7):
     Preferred stock, $0.0001 par value; 5,000,000
      shares authorized:
       Series A; no shares issued and outstanding
       Series B; maximum of 75,000 shares issuable; no
         shares issued and outstanding
       Series C; maximum of 700,000 shares issuable; no
         shares issued and outstanding;
     Common stock, $0.0001 par value; 45,000,000 authorized
      shares; 29,734,614 shares issued and outstanding               2,973
     Additional paid-in capital                                  5,452,255
     Accumulated other comprehensive income                            948
     Deficit                                                    (4,984,915)
     Receivable from Intercell Corporation (Note 6)                (69,182)
                                                                 ---------
          Total shareholders' equity                               402,079
                                                                 ---------
                                                                $  888,965
                                                                 =========

See notes to financial statements.

                          NANOPIERCE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 1999 AND 1998


                                                                1999                1998
                                                                ----                ----
Revenues from oil and gas properties (Note 8)                                     $     1,519
                                                             ---------                -------

General and administrative expenses:
      Related party (Note 6)                                $ 1,624,303               354,642
      Other                                                   1,490,255               820,357
                                                              ---------             ----------
                                                              3,114,558             1,174,999
                                                              ---------             ---------
Loss from operations                                         (3,114,558)           (1,173,480)
                                                              ---------             ---------

Other income (expense):
     Interest and other income                                      714                 3,964
     Gain on sale of marketable securities                                             37,528
     Interest expense:
        Related party                                        (   10,330)           (    4,720)
        Other                                                (   15,265)           (      626)
                                                            -----------             ----------
                                                             (   24,881)               36,146
                                                            -----------             ----------

Net loss                                                     (3,139,439)           (1,137,334)

Series A and B preferred stock dividends (Note 7)            (  160,633)           (   60,417)
                                                              ---------             ----------

Net loss applicable to common shareholders                 $ (3,300,072)         $ (1,197,751)
                                                              =========             ==========

Net loss per share, basic and diluted, applicable to
 common shareholders                                       $ (     0.23)         $ (     0.18)
                                                              =========             ==========

Weighted average number of common shares
 outstanding                                                 14,457,613             6,621,757
                                                             ==========             ==========


See notes to financial statements.

                          NANOPIERCE TECHNOLOGIES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                     Accumulated other
                            Preferred stock     Common stock        Additional        comprehensive
                           ---------------     ------------
                            Shares    Amount    Shares    Amount    paid-in-capital   income
                            ------    ------    ------    ------    ---------------   --------------
Balances, July 1, 1997                         3,833,407  $ 1,150     $ 686,229          $ 38,283

1 for 3 reverse stock split                                (  768)          768

Common stock issued for services               1,041,593      105       550,219

Common stock and series A
preferred stock issued for
purchase of intellectual
property rights               100  $ 500,000   7,250,000      725       499,275

Common stock issued for cash                         100        1           199

Net loss

Other comprehensive loss -
change in unrealized gain
on securities                                                                            ( 36,792)
Comprehensive loss
                             -----   -------   ---------   ------      --------            ------
Balances, June 30, 1998       100    500,000  12,125,100    1,213     1,736,690             1,491

Common stock issued for services                 762,500       76       556,199

Shares of series B
preferred stock issued
for cash                   75,000    660,000

Shares of Series B preferred
stockconverted to
common stock              (75,000)  (660,000)  2,974,687      297       659,703

Shares of Series A preferred
stock converted to common
stock                     (   100)  (500,000)  7,250,000      725       499,275
(continued)


F-5















                                               Receivable                         Total
                                 Accumulated   from          Comprehensive    shareholders'
                                 deficit       Intercell       loss              equity
                                 -----------   ---------      ------------      -----------
Balances, July 1, 1997           $(  487,092)                                   $ 238,570

1 for 3 reverse stock split

Common stock issued for services                                                  550,324

Common stock and series A preferred
 stock issued for purchase of
 intellectual property rights                                                   1,000,000

Common stock issued for cash                                                          200

Net loss                          (1,137,334)                   $ (1,137,334)  (1,137,334)

Other comprehensive loss - change
 in unrealized gain on securities                                 (   36,792)  (   36,792)
                                                                   ---------
Comprehensive loss                                              $ (1,174,126)
                                   ---------   ---------           =========    ---------
Balances, June 30, 1998           (1,624,426)                                     614,968

Common stock issued for services                                                  556,275

Shares of series B preferred stock
 issued  for cash                                                                 660,000

Shares of Series B preferred stock
 converted to common stock

Shares of Series A preferred stock
 converted to common stock
(continued)


                          NANOPIERCE TECHNOLOGIES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1999 AND 1998

                                   (continued)

                                                                                    Accumulated other
                               Preferred stock       Common stock     Additional        comprehensive
                               ------------------     --------------
                              Shares     Amount    Shares    Amount   paid-in-capital     income
                              ------     ------    ------    ------   ---------------   ------------
Common stock issued for
accrued dividends on Series
 B preferred stock                                    97,277       10        24,893

Common stock issued for
accrued dividends on Series
 A preferred stock                                   752,550       75       196,072

Common stock issued to
Intercell to replace
Nanopierce stock issued
for services by Intercell                          4,650,000      465     1,529,535

Common stock issued for cash                       1,070,000      107       249,893

Net loss

Shares issued on exercised
stock option                                          52,500        5            (5)

Receivable from Intercell

Other comprehensive loss -
change in unrealized gain
on securities                                                                               ( 543)

Comprehensive loss
                              ------     ------   ----------    -----     ---------          ----

Balances June 30, 1999                            29,734,614   $2,973    $5,452,255         $ 948
                              ======     ======   ==========    =====     =========          =====




















                                                        Receivable                       Total
                                Accumulated             from          Comprehensive     Shareholders
                                 deficit                Intercell      income             equity


Common stock issued for
accrued dividends on Series
B preferred stock                  (   24,903)

Common stock issued for
accrued dividends on Series
A preferred stock                  (  196,147)

Common stock issued to Intercell
to replace Nanopierce stock issued
 for services by Intercell                                                                1,530,000

Common stock issued for cash                                                                250,000

Net loss                           (3,139,439)                       $(3,139,439)        (3,139,439)

Shares issued on exercised stock
option

Receivable from Intercell                             $ ( 69,182)                        (   69,182)

Other comprehensive loss - change
 in unrealized gain on securities                                     (      543)        (      543)
                                                                       ---------
Comprehensive loss                                                   $(3,139,982)
                                    ---------            -------       =========          ---------
Balances June 30, 1999            $(4,984,915)        $ ( 69,182)                        $  402,079
                                    =========            =======                            =======


                                           See notes to financial statements.

                          NANOPIERCE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 1999 AND 1998



                                                      1999              1998
                                                      ----              ----
Cash flows from operating activities:
     Net loss                                    $ (3,139,439)     $ (1,137,334)
                                                    ---------         ---------
     Adjustments to reconcile net loss to
      net cash used in operating activities:
        Amortization expense                          100,000            34,315
        Amortization of discount on note
         receivable                                (      346)       (    3,640)
        Provision for losses on notes receivable       37,835
        Gain on sale of marketable securities                        (   37,528)
        Impairment of oil and gas properties                            171,970
        Expenses incurred in exchange for
         common stock                               2,086,275           550,324
     Changes in operating assets and liabilities:
        Increase in prepaid expenses and deposits  (   11,367)
     Increase (decrease) in accounts payable and
      accrued expenses:
        Related parties                            (  142,732)          115,247
        Other                                         194,922             7,022
     Increase in receivables from Intercell        (   69,182)
     Decrease in other assets                                             3,766
                                                    ---------         ---------
     Total adjustments                              2,195,405           841,476
                                                    ---------         ---------
Net cash used in operating activities              (  944,034)       (  295,858)
                                                    ---------         ---------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                         37,528
     Payments received on note receivable               1,250            12,500
     Increase in notes receivable                  (   10,000)
                                                    ---------          --------
Net cash provided by (used in) investing activities(    8,750)           50,028
                                                    ---------          --------


Cash flows from financing activities:
     Proceeds from notes payable:
        Related party                                  53,414           144,000
        Other                                                            93,513
     Payments on note payable                      (   10,000)
     Proceeds from issuance of Series B
      preferred stock                                 660,000
     Proceeds from issuance of common stock           250,000               200
                                                    ---------          --------
Net cash provided by financing activities             953,414           237,713
                                                    ---------          --------
Net increase (decrease) in cash                           630         (   8,117)

Cash, beginning                                            11             8,128
                                                    ---------          --------
Cash, ending                                      $       641        $       11
                                                    =========          ========

                                   (continued)

                          NANOPIERCE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 1999 AND 1998

                                   (CONTINUED)


                                                       1999                1998
                                                       ----                ----

Supplemental disclosure of cash flow information:
     Cash paid for interest                          $     9,498      $     -
                                                       =========       =========
Supplemental schedule of non-cash investing and financing activities:

     Conversion of Series A and B preferred
      stock to common stock                          $ 1,160,000
                                                       =========

     Intellectual property rights acquired by
      issuance of:
          7,250,000 shares of common stock                           $  500,000
          100 shares of Series A preferred stock                        500,000
                                                                      ---------
                                                                     $1,000,000
                                                                      =========

     Common stock issued for accrued
      preferred stock dividends                      $   221,050
                                                       =========



                       See notes to financial statements.

                          NANOPIERCE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998

1.     BUSINESS,  ORGANIZATION,  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
       POLICIES:

BUSINESS:

Nanopierce Technologies, Inc. (the Company) is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. The Company has not recognized any royalty revenue through June 30, 1999, pending the resolution of litigation regarding its license agreements (Note 9).

ORGANIZATION:

In February 1998, the Company acquired the PI Technology from Particle Interconnect Corporation, a subsidiary of Intercell Corporation (Intercell).
In exchange for the PI Technology, the Company issued to Intercell 7,250,000 shares of its common stock, and 100 shares of its Series A voting preferred stock (converted to 7,250,000 shares of common stock during the year ended June
 30, 1999). As a result of this transaction, Intercell became the majority owner of the Company's outstanding common stock. At June 30, 1999 Intercell owns approximately 42% of the outstanding common stock of the Company. Prior to the acquisition of the PI Technology, Particle Interconnect Corporation primarily incurred expenses related to the research and development of the PI Technology, but had no revenue-producing activities or any other significant ongoing business activities.

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

                          NANOPIERCE TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       YEARS ENDED JUNE 30, 1999 AND 1998

1. BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The fair value of the Company's receivables and payables to related parties are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amounts of the Company's other financial instruments approximates their fair values primarily because of the short-term maturities of these instruments.

INTELLECTUAL  PROPERTY:

The PI Technology was acquired upon the issuance of 7,250,000 shares of common stock and 100 shares of Series A preferred stock of the Company and was valued at the estimated fair value of the PI Technology at the date of acquisition based on a written cash offer for Particle Interconnect from an outside third party. This third party is a manufacturer in a field which uses the intellectual property. The intellectual property is being amortized using the straight-line method over 10 years. The 10-year period is based on the estimated useful life, limited by the remaining average patent protection period. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of long-lived assets. In performing this assessment, management considers current market analysis and appraisal of the PI Technology, along with projected operating information. Based on its evaluation, management does not believe that there has been any impairment through June 30, 1999.

MARKETABLE  SECURITIES:

Marketable securities consist of approximately 23,700 shares of common stock of Intercell. These securities are classified as available-for-sale and are carried at fair value based upon quoted market prices. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component of comprehensive income included as a separate item in shareholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense).

RESEARCH  AND  DEVELOPMENT:

Research and development costs are expensed as incurred. Research and development expense was approximately $9,500 and $0 for the years ended June 30, 1999 and 1998, respectively.

STOCK-BASED  COMPENSATION:

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock- Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

1. BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INCOME  TAXES:

Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

COMPREHENSIVE  INCOME:

During the year ended June 30, 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

LOSS  PER  SHARE:

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options, warrants, and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENT:

In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

1. BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RECLASSIFICATIONS:

Certain amounts reported in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.     GOING  CONCERN,  RESULTS  OF  OPERATIONS,  AND  MANAGEMENT'S  PLANS:

The Company's financial statements for the year ended June 30, 1999 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended June 30, 1999, the Company reported a net loss of $3,139,439 and a deficit of $4,984,915. The Company has not recognized any revenues from its PI technology and the Company has experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To address its current cash flow concerns, the Company is in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

The Company believes that if financing can be completed, adequate funding may then be available to support operations for the next twelve months. The Company also believes that sales of its products and technology license rights may provide sufficient funds to meet the Company' s capital requirements.

3.     RISK  CONSIDERATIONS:

BUSINESS  RISK:

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principle products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

3.     RISK  CONSIDERATIONS  (CONTINUED):

YEAR  2000  CONVERSION:

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. Management believes the total cost of compliance, and its effect on the Company's future results of operations will be insignificant.

4.     NOTES  RECEIVABLE:

At June 30, 1999, the Company has a $10,000, 8%, note receivable from a third party. The note is unsecured and is due on demand.

In connection with a sale of assets in 1996, the Company received a $60,000 non-interest bearing note receivable. Interest was imputed on the note at 10%. At June 30, 1998, the outstanding balance of the note and the unamortized balance of the discount were $45,000 and $6,261, respectively. During the year ended June 30, 1999, the Company received only one scheduled payment, and collection efforts have been unsuccessful. Therefore, at June 30, 1999, the Company has fully reserved the net outstanding balance of the note and recorded a loss of approximately $38,000.

5.     NOTES  PAYABLE:

RELATED  PARTIES:

At June 30, 1999, notes payable to related parties consist of two unsecured promissory notes. One note is due to an officer of the Company in exchange for $130,577 advanced to the Company. This note bears interest at 8% and is due on demand. The second note for $66,837 is due to an affiliate of an officer of the Company, bears interest at 10%, and is due on demand.

At June 30, 1999, accounts payable and accrued expenses, related parties, consist of $4,015 of accrued interest expense.

OTHER:

Notes payable, other, consist of two unsecured notes payable with outstanding balances of $68,513 and $15,000 at June 30, 1999, and bear interest at 8% and 10% respectively. Both notes are due on demand.

                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

6.     RELATED  PARTY  TRANSACTIONS:

RECEIVABLE  FROM  INTERCELL:

At June 30, 1998, the Company had a $146,747 payable to Intercell. During 1999, Intercell paid $124,303 of the Company's expenses on behalf of the Company, and the Company advanced $340,232 of cash to Intercell. As a result, the Company has a receivable from Intercell at June 30, 1999 of $69,182, which is collateralized by common stock of the Company owned by Intercell. Intercell has advised the Company that it does not currently have the funds to repay the receivable. Therefore, this receivable balance is classified as a reduction of shareholders' equity at June 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES:

Related party general and administrative expenses during the years ended June 30, 1999 and 1998 consist of the following:

                                           1999                1998
                                           ----                ----
Expenses paid  by  Intercell:
  Salaries  and  benefits              $   25,794            $  96,307
  Legal                                    33,434               80,917
  Travel                                    7,121               24,733
  Other                                    57,954               13,587
                                          -------              -------
                                          124,303              215,544
Marketing services in exchange
for common stock                        1,500,000

Management  services,  to  affiliates
  of certain minority shareholders:
    In exchange for common
      stock  (Note  7)                                          81,858
    In exchange for cash                                        57,240
                                        ---------              -------
                                       $1,624,303            $ 354,642
                                        =========              =======

In June 1999, Intercell entered into an arrangement whereby a third party provided marketing services on behalf of the Company in exchange for 4,500,000 shares of Company common stock owned by Intercell. The Company issued 4,500,000 shares of common stock to Intercell as reimbursement. These shares were valued at $1,500,000, the market value of the common stock at the date of the transaction.

During 1999, the Company also issued 150,000 shares of common stock to Intercell, which were valued at $30,000, the market value of the common stock at the date of the transaction, in satisfaction of a portion of the payable due to Intercell.

                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

7.     SHAREHOLDERS'  EQUITY:

PREFERRED  STOCK:

SERIES  A  PREFERRED  STOCK:

The Company issued 100 shares of its Series A voting preferred stock to Intercell in February 1998. On June 30, 1999, Intercell converted all of the Series A voting preferred stock into 7,250,000 shares of the Company's common stock. Intercell also converted accrued dividends of $196,147 on the Series A preferred stock into 752,550 shares of common stock.

SERIES  B  AND  SERIES  C  PREFERRED  STOCK:

In July 1998, the Company executed a securities purchase agreement with a third party buyer (Buyer) pursuant to which the Buyer agreed to acquire 150,000 shares of Series B preferred stock (Series B) and 700,000 shares of Series C preferred stock (Series C) at $10 per share at specified closing dates. The agreement was for a two-year period and would have allowed the Company to issue to the Buyer up to $8,500,000 of preferred stock. In addition, the Company would have issued warrants to the Buyer on each closing date.

Through September 1998, the Company issued 75,000 shares of Series B at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs). The balance due on the remaining closings was canceled by mutual consent of the Company and the Buyer.

All of the Series B shares were converted into 2,974,687 shares of the Company's common stock during the year ended June 30, 1999. The Company also issued 97,277 shares of the Company's common stock as consideration for accrued dividends of $24,903 due on the Series B preferred stock.

COMMON  STOCK:

During the years ended June 30, 1999 and 1998, the Company issued shares of
common stock in exchange for services.   The shares were issued for the
following services valued at the quoted market price of the Company's common stock at the date the services were performed:


                                       1999                        1998
                                       ----                        ----
                                  Shares      Amount     Shares     Amount
Third parties, investment-
 related services                  762,500  $  556,275    525,000  $294,608
Marketing services               4,500,000   1,500,000
Affiliates, management services                           420,000    81,858
Employee compensation                                      96,593   173,858
                                 ---------  ----------  ---------   -------
                                 5,262,500  $2,056,275  1,041,593  $550,324
                                 =========  ==========  =========  ========

Subsequent to year end, the Company issued 1,175,000 shares of common stock primarily to third parties for services rendered.

                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

7.     SHAREHOLDERS'  EQUITY  (CONTINUED):

STOCK  OPTIONS  AND  WARRANTS:

The Company has established a Compensatory Stock Option Plan (the Option Plan) and has reserved 5,400,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

A summary of the Option Plan is as follows:



                                    1999                                 1998
                                    ----                                 ----
                                                Weighted                    Weighted
                                                average                     average
                                                exercise                    exercise
                                  Shares        price           Shares      price
                                  ------        --------        ------      ---------
Outstanding, beginning of
    Year                           5,400,000   $          .34
Granted                            1,375,000              .39  5,400,000  $       .34
Forfeited                         (1,750,000)             .33
Exercised                         (  150,000)             .33
                                   ----------   -------------  ---------    ---------

Outstanding, end of year           4,875,000   $          .37  5,400,000  $       .34
                                   =========    =============  =========    =========

Options exercisable at
    end of year                    4,245,000   $          .38  5,400,000  $       .34
Weighted-average fair value of
    options granted during the
    year at market                             $          .35             $       .01


                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

7.     SHAREHOLDERS'  EQUITY  (CONTINUED):

STOCK  OPTIONS  AND  WARRANTS  (CONTINUED):

The following table summarizes information about stock options outstanding as of June 30, 1999:



                Options  Outstanding                  Options Exercisable
                --------------------                  -------------------

                              Weighted-
                              average          Weighted-                     Weighted-
   Range of                   remaining        average                       average
   exercise      Number       contractual      exercise       Number         exercise
    prices      exercisable   life (years)     price          exercisable    price
   --------     -----------   -----------      --------       -----------    ---------
0.20- 0.33       3,900,000      8.78            $ 0.31         3,475,000      $ 0.32
0.45 - 0.52        875,000      9.80              0.52           670,000        0.51
1.60 - 1.60        100,000      2.77              1.60           100,000        1.60
                 ---------      ----            ------         ---------       -----
                 4,875,000      8.79              0.37         4,245,000        0.38
                 =========      ====             =====         =========       =====

During 1999, options to purchase 1,300,000 shares of the Company's common stock at exercise prices ranging from $.20 to $.52 per share were granted to three employees of the Company, two of whom are directors of the Company. The exercise prices were based on the estimated market value of the Company's common stock at the date of grant and expire through 2009.

During 1998, options to purchase 400,000 shares of the Company's common stock, at exercise prices ranging from $.05 to $.10 per share, were granted to two employees and a director of the Company. The exercise prices were based on the estimated market value of the Company's common stock at the date of grant and expire through 2008.

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION  UNDER  SFAS  NO.  123:

The Company applies APB 25 for its employee-based stock-compensation plans. Had compensation cost for the Company's stock plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

7.     SHAREHOLDERS'  EQUITY  (CONTINUED):

STOCK  OPTIONS  AND  WARRANTS  (CONTINUED):

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION  UNDER  SFAS  NO.  123  (CONTINUED):

                                          1999               1998
                                          ----               ----

     Net loss, as reported            $ (3,139,439)       (1,137,334)
     Net loss, pro forma                (3,491,439)       (1,167,334)
     Net loss, per share, as reported   (     0.23)       (     0.18)
     Net loss, per share, pro forma     (     0.24)       (     0.19)

The fair value of options granted during 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           1999                 1998
                                           ----                 ----

Expected  dividend  yield                      0%                    0%
Expected  stock  price  volatility           82.5%                  15%
Risk-free  interest  rate                     6.0%                5.85%
Expected  life  of  options             6.5  years           9.6  years

WARRANTS:

At June 30, 1999, the following warrants to purchase common stock were outstanding:

  Number of common               Purchase          Expiration
  shares covered by warrants     price               date
  --------------------------     ---------         ----------
           300,000                 0.25            February  24,  2003
            70,000                 2.81            July  22,  2003
            50,000                 0.50            September  9,  2000
            50,000                 3.52            July  22,  2001

8.     IMPAIRMENT  OF  OIL  AND  GAS  PROPERTIES:

The Company was originally formed in 1985 to invest in and develop oil and gas properties. The Company's remaining investment in an oil and gas property produced only minimal revenues during the year ended June 30, 1998, and management determined that the investment was probably not recoverable. Therefore, the Company recognized an impairment loss of $171,970 in February 1998. The impairment loss is included in general and administrative expense in the accompanying statement of operations.

                          NANOPIERCE TECHNOLOGIES, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998

9.     LICENSE  AGREEMENTS:

The Company has several license agreements with third parties which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but one license agreement has been idle since the Company acquired the property rights, and therefore these agreements have not produced any royalty fees for the Company. With regard to all current licensees, the Company is involved in litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through June 30, 1999, total approximately $71,000. These monies are being held in an escrow account, outside of the Company's control, until the litigation is resolved. The company has not recognized, and does not expect to recognize, any royalty revenue until it can determine the ultimate outcome of this matter. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the Company's operations or the further development of the PI technology.

10.     INCOME  TAXES:

The Company did not incur income tax expense for the years ended June 30, 1999 and 1998. The reconciliation between taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the years ended June 30, 1999 and 1998 is as follows:

                                          1999                  1998
                                          ----                  ----

Expected income tax benefit         $ (1,067,000)          $ (  383,000)
Increase  in  valuation  allowance     1,067,000                383,000
                                       ---------                -------
                                    $        -             $        -
                                       =========                =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at June 30, 1999 are as follows:

Deferred  tax  assets:
   Net  operating  loss                    $ 1,564,000
   Allowances                                   13,000
   Intellectual  property  rights                4,000
                                             ---------
                                             1,581,000

Less  valuation  allowance                  (1,581,000)
                                             ---------
Net  deferred  taxes                       $       -
                                             =========

As of June 30,1999, the Company has net operating loss carryforwards of approximately $4,600,000, which expire between 2010 and 2019. The Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.