Form 10QSB
period 1999-09-30
NANOPIERCE TECHNOLOGIES INC
filed 1999-11-12
CIK 827161

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark  One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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
                    (Address of principal executive offices)

                    Issuer's telephone number: (303) 592-1010

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

     As of November 3, 1999 there were 31,602,673 shares of the registrant's sole class of common stock outstanding.

     Transitional Small Business Disclosure Format   Yes     No  X
                                                         ---    ---

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item  1 - Financial Statements


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                      PAGE
                                                                      ----

Condensed Balance Sheet - September 30, 1999                           F-2

Condensed Statements of Operations - three months ended
     September 30, 1999 and 1998                                       F-3

Condensed Statements of Cash Flows - three months ended
     September 30, 1999 and 1998                                       F-4

Condensed Statements of Stockholders' Equity - three months
     ended September 30, 1999                                   F-5 to F-6

Notes to Financial Statements                                  F-7 to F-10

                          NANOPIERCE TECHNOLOGIES, INC.
                             Condensed Balance Sheet
                               September 30, 1999
                                   (Unaudited)

ASSETS
------
Current assets:
 Cash                                                             $     3,661
 Prepaid expenses and deposits                                         10,945
                                                                    ---------
      Total current assets                                             14,606
                                                                    ---------
Note receivable                                                        10,000
Marketable securities                                                     474
Intellectual property rights, net of accumulated
  amortization of $159,315                                            840,685
                                                                    ---------
                                                                  $   865,765
                                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Notes payable:
   Related party                                                  $   197,414
   Other                                                              133,513
 Accounts payable and accrued expenses:
   Related parties                                                      5,507
   Other                                                              221,890
                                                                    ---------
      Total current liabilities                                       558,324
                                                                    ---------

Stockholders' equity:
 Preferred stock, $.0001 par value 5,000,000
  shares authorized:
   Series A; no shares issued and outstanding
   Series B: maximum of 75,000 shares issuable; no
     shares issued and outstanding
   Series C: maximum of 700,000 shares issuable; no
     shares issued and outstanding
 Common stock, $.0001 par value; 45,000,000 shares
  authorized, 30,909,614 shares issued and outstanding                  3,091
 Additional paid-in capital                                         5,624,037
 Accumulated other comprehensive income                                   474
 Deficit                                                           (5,246,276)
 Receivable from Intercell Corporation                             (   73,885)
                                                                    ---------
      Total stockholders' equity                                      307,441
                                                                    ---------
                                                                  $   865,765
                                                                    =========

                      See notes to the financial statements

                                       F-2

                          NANOPIERCE TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                 Three Months Ended September 30, 1999 and 1998

                                                  1999              1998
                                                  ----              ----
Revenues                                    $       -                 -

General and administrative:
 Related parties                                    -              47,000
 Other                                          254,889           502,739
                                              ---------          --------

Loss from operations                         (  254,889)        ( 549,739)
                                              ---------          --------

Other income(expenses):
 Interest income and other                          202               346
 Interest expense:
   Related party                             (    4,544)        (   3,331)
   Other                                     (    2,130)        (   1,261)
                                              ---------          --------
                                             (    6,472)        (   4,246)
                                              ---------          --------

Net loss                                     (  261,361)        ( 553,985)
                                              ---------          --------

Series A and B preferred stock dividends            -           (  45,313)
                                              ---------          --------

Net loss applicable to common shareholders  $(  261,361)        ( 599,298)
                                              =========          ========

Net loss per share, basic and diluted,
 applicable to common shareholders          $(     0.01)        (    0.05)
                                              =========          ========

Weighted average number of common shares
 outstanding                                 30,380,483        12,385,392
                                             ==========        ==========

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                       Condensed Statements of Cash Flows
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                      1999            1998
                                                      ----            ----
Cash flows from operating activities:
Net loss                                        $(  261,361)     (  553,985)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Amortization expense                              25,000          25,000
   Amortization of discount on note receivable          -        (      346)
   Expenses incurred in exchange for
     common stock                                    68,900         312,000
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses
       and deposits                                     746      (   32,925)
     Increase (decrease) in accounts payable
        and accrued expenses:
          Related parties                             1,492      (   58,219)
          Other                                      19,946      (   28,035)
     Increase in receivables from Intercell      (    4,703)            -
                                                  ---------       ---------
   Total adjustments                                111,381         217,475
                                                  ---------       ---------
Net cash used in operating activities            (  149,980)     (  336,510)
                                                  ---------       ---------

Cash flows from investing activities:
  Payments received on notes receivable                 -             1,250
                                                  ---------       ---------
Net cash provided by investing activities               -             1,250
                                                  ---------       ---------

Cash flows from financing activities:
  Proceeds from notes payable:
     Related party                                      -               -
     Other                                           50,000             -
  Payments on note payable                              -        (   97,500)
  Proceeds from issuance of Series B
     preferred stock                                    -           660,000
  Proceeds from issuance of common stock            103,000             -
                                                  ---------       ---------
Net cash provided by financing activities           153,000         562,500
                                                  ---------       ---------

Net increase (decrease) in cash                       3,020         227,240
Cash, beginning of period                               641              11
                                                  ---------       ---------
Cash, end of period                             $     3,661         227,251
                                                  =========       =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                     $     3,553             -
                                                  =========       =========

                      See notes to the financial statements

                                       F-4

                          NANOPIERCE TECHNOLOGIES, INC.
                  Condensed Statements of Stockholders' Equity
                      Three Months Ended September 30, 1999
                                   (Unaudited)

                                                              Accumulated other
                            Common stock       Additional       comprehensive
                         Shares      Amount  paid-in  capital        income
                         ------      ------  ---------------- -----------------
Balance,
 July 1, 1999          29,734,614    $2,973     5,452,255            948

Common  Stock  issued
 for  services            160,000        16        68,884            -

Common stock issued
 as collateral on
 note payable             500,000        50    (       50)           -

Common stock issued
 for cash                 515,000        52       102,948            -

Increase in receivable
 from Intercell               -         -             -              -

Net loss                      -         -             -              -

Other comprehensive
 income-change in
 unrealized gain on
 securities                   -         -             -          (   474)

Comprehensive
 income(loss)                 -         -             -              -
                       ----------     -----     ---------         ------

Balances,
 September 30, 1999    30,909,614    $3,091     5,624,037            474
                       ==========     =====     =========         ======

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                  Condensed Statements of Stockholders' Equity
                      Three Months Ended September 30, 1999
                                   (Continued)
                                   (Unaudited)

                                      Receivable                     Total
                        Accumulated     from      Comprehensive   stockholders'
                          deficit     Intercell      income         equity
                        -----------   ----------  -------------   -------------
Balance,
 July 1, 1999           (4,984,915)   (  69,182)         -           402,079

Common Stock issued
 for services                  -            -            -            68,900

Common stock issued
 as collateral on
 note payable                  -            -            -               -

Common stock issued
 for cash                      -            -            -           103,000

Increase in receivable
 from Intercell                -      (   4,703)         -         (   4,703)

Net loss                (  261,361)         -       (261,361)      ( 261,361)

Other comprehensive
 income-change in
 unrealized gain on
 securities                    -            -       (    474)      (     474)
                                                     -------
Comprehensive
 income(loss)                  -            -       (261,835)            -
                         ---------     --------      =======        --------

Balances,
 September 30, 1999     (5,246,276)   (  73,885)                     307,441
                         =========     ========                     ========

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)


1.   Business, organization and summary of significant accounting policies:

     Presentation of Interim Information:

In the opinion of the management of Nanopierce Technologies, Inc. (the Company), the accompanying unaudited financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of September 30, 1999, the Company's results of operations for the three months ended September 30, 1999 and 1998, and the Company's cash flows for the three months ended September 30, 1999 and 1998. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 1999 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The Company's financial statements for the period ended September 30, 1999 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period ended September 30, 1999, the Company reported a net loss of $261,361 and a deficit of $5,246,276. The Company has not recognized any revenues from its PI technology and the Company has experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company believes that if financing can be completed, adequate funding may then be available to support operations for the next twelve months. The Company also believes that sales of its products and technology license rights may provide sufficient funds to meet the Company's capital requirements.

                          NANOPIERCE TECHNOLOGIES, INC.
                    Notes to Financial Statements (Continued)
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)


     Business:

The Company is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. The Company has not recognized any royalty revenue through September 30, 1999, pending the resolution of litigation regarding its license agreements. The intellectual property is being amortized to expense using the straight-line method over 10 years.

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

                          NANOPIERCE TECHNOLOGIES, INC.
                    Notes to Financial Statements (Continued)
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)


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

     Reclassification:

Certain amounts reported in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.   Receivable from Intercell:

At September 30, 1999, the Company has a receivable from Intercell Corporation of $73,885, which is collateralized by common stock of the Company owned by Intercell. Intercell has advised the Company that it does not currently have the funds to repay the receivable. Therefore, this receivable balance is classified as a reduction of shareholders' equity at September 30, 1999.

3.   Common stock, stock options and warrants:

During the three months ended September 30, 1999, the Company issued 160,000 shares of common stock to third parties in exchange for services valued at $68,900 based on the quoted market price of the Company's common stock on the date the services were performed.

During the three months ended September 30, 1999, the Company issued 515,000 shares of common stock to accredited investors for $103,000.

In September, 1999 the Company issued 500,000 shares of common stock as collateral on a $50,000 loan. The shares will be returned to the Company if the loan is paid in full by its due date in March, 2000.

No additional options or warrants to purchase common stock were granted during the three months ended September 30, 1999.

                          NANOPIERCE TECHNOLOGIES, INC.
                    Notes to Financial Statements (Continued)
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)


4.    License Agreements:

The Company has several license agreements with third parties which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but one license agreement has been idle since the Company acquired the property rights, and therefore these agreements have not produced any royalty fees for the Company. With regard to all current licensees, the Company is involved in litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through September 30, 1999, total approximately $90,000. These monies are being held in an escrow account, outside of the Company's control, until the litigation is resolved. The company has not recognized, and does not expect to recognize, any royalty revenue until it can determine the ultimate outcome of this matter. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the Company's operations or the further development of the PI technology.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     The independent auditors' report on the Company's financial statements for the year ended June 30, 1999 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in
Note 2 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

     Results of operations
     ---------------------

     The Company had no revenues for the three months ended September 30, 1999 and 1998.

     General and administrative expenses decreased to $254,889 for the three months ended September 30, 1999 from $549,739 for the three months ended September 30, 1998. The decrease in general and administrative expenses was primarily due to a decrease in marketing and public relations fees from $321,211 for the three months ended September 30, 1998 to $14,270 for the three months ended September 30, 1999.

     The Company experienced net losses of $261,361 for the three months ended September 30, 1999 compared to net losses of $599,298 for the three months ended September 30, 1998. The reduction in the net loss is primarily due to the reduction in general and administrative expenses.

     Liquidity and financial condition
     ---------------------------------

     The Company's current operations are not generating positive cash flow and the current cash reserves are not sufficient to fund the Company's plan of operation for the ensuing twelve months.

     The Company, in the Spring of 1999, signed various agreements with companies both overseas and in the States. The agreements are to apply the Company's NCS (Nanopierce Connection System) technology to various products, mainly in the smart card industry. Management is pursuing the development of further similar agreements both nationally and internationally with companies not only in the smart card industry, but other industries, as well. Further, the Company is working to advance the agreements already in place.

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

     Year 2000 Conversion
     --------------------

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

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings


     The Company and Louis DiFrancesco, the inventor of the PI Technology, are involved in litigation relating to the Company's ownership of its intellectual property and the rights as to whom should receive royalty payments from licenses, which were outstanding as of September 3, 1996.

     The parties are currently negotiating settlement of the litigation and believe they are near agreement. Any Settlement Agreement relating to the litigation will be filed as an Exhibit to a Current Report on Form 8-K.


Item 2 - Changes in Securities


     The Company made the following unregistered sales of its securities from June 30, 1999, to September 30, 1999.


                 Title of     Amount of
Date of Sale    Securities    Securities    Consideration   Purchaser
------------    ----------    ----------    -------------   ---------

  7/14/99      Common Stock    300,000       Financing      Mallory Smith, CPA
  7/15/99      Common Stock     15,000       Services       Kathy B. Leigh
  7/20/99      Common Stock     30,000       Financing      Terrence E. Dooher
  7/20/99      Common Stock     15,000       Financing      Dennis Ferraro
  7/20/99      Common Stock     10,000       Financing      David Ferraro
  7/20/99      Common Stock     25,000       Financing      Dennis S. McGuire
  7/22/99      Common Stock     25,000       Financing      Paul DeMott
  7/22/99      Common Stock     25,000       Financing      Ronald J. Damiana
  7/22/99      Common Stock     55,000       Services       Stan Richards
   8/1/99      Common Stock     25,000       Financing      Eric Foster
   8/1/99      Common Stock     25,000       Financing      Michael A. Curran
   8/6/99      Common Stock     50,000       Services       Thompson & Lowe, PC
  8/17/99      Common Stock     10,000       Financing      Leslie Smith
  8/17/99      Common Stock     25,000       Financing      R. Mark Richards
   9/2/99      Common Stock    500,000       Collateral     Nanopierce
                                                             Technologies, Inc.
  9/15/99      Common Stock     25,000       Services       Gemini
                                                             Investments, Ltd.
  9/24/99      Common Stock     15,000       Services       Kathy B. Leigh

     Exemptions from Registration Claimed

     All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees.
All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


Item 6 - Exhibits and Reports on Form 8-K.


     (a) Exhibits:

     Exhibit 11                         Computation on net loss per share
     Exhibit 27                         Financial Data Schedule

     (b) Reports:

      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NANOPIERCE TECHNOLOGIES, INC.
                                     (Registrant)


November 11, 1999                    /s/ Paul H. Metzinger
                                     ----------------------------------
                                     Paul H. Metzinger, President & CEO


November 11, 1999                    /s/ Kristi J. Kampmann
                                     -------------------------------------------
                                     Kristi J. Kampmann, Chief Financial Officer