Form 10QSB
period 1999-12-31
NANOPIERCE TECHNOLOGIES INC
filed 2000-02-11
CIK 827161

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  December  31,  1999

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                           --

     As of February 1, 2000 there were 34,453,791 shares of the registrant's sole class of common stock outstanding.

     Transitional  Small  Business  Disclosure  Format   Yes    No  X
                                                                   --

NANOPIERCE TECHNOLOGIES, INC.
INDEX


PART I - FINANCIAL INFORMATION

Item 1   Financial  Statements

                                                                      PAGE
                                                                      ----

     Condensed Balance Sheet
        December 31, 1999                                              F-2

     Condensed Statements of Operations
        Three months and six months ended
        December 31, 1999 and 1998                                     F-3

     Condensed Statements of Comprehensive Income(Loss)
        Three months and six months ended
        December 31, 1999 and 1998                                     F-4

     Condensed Statements of Stockholders' Equity
        Six months ended December 31, 1999                             F-5

     Condensed Statements of Cash Flows
        Six months ended December 31, 1999 and 1998                    F-7

     Notes to Financial Statements
        Six months ended December 31, 1999 and 1998                    F-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            1


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              4

ITEM 2.   CHANGES IN SECURITIES                                          5

ITEM 6.   EXHIBITS                                                       5


     SIGNATURES                                                          7


     LIST OF EXHIBITS                                                    8

                          NANOPIERCE TECHNOLOGIES, INC.
                             Condensed Balance Sheet
                                December 31, 1999
                                   (Unaudited)

ASSETS
------
Current assets:
 Cash                                                             $    94,873
 Prepaid expenses, advances and deposits                               21,597
                                                                    ---------
      Total current assets                                            116,470
                                                                    ---------

Notes receivable                                                       54,100
Marketable securities                                                   1,894
Intellectual property rights, net of accumulated
  amortization of $184,315                                            815,685
                                                                    ---------
                                                                  $   988,149
                                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Notes payable:
   Related party                                                  $   112,599
   Other                                                              331,762
 Accounts payable and accrued expenses:
   Related parties                                                     13,993
   Other                                                              270,610
                                                                    ---------
      Total current liabilities                                       728,964
                                                                    ---------

Stockholders' equity:
 Preferred stock, $.0001 par value 5,000,000
  shares authorized:
   Series A; no shares issued and outstanding
   Series B: maximum of 75,000 shares issuable; no
     shares issued and outstanding
   Series C: maximum of 700,000 shares issuable; no
     shares issued and outstanding
 Common stock, $.0001 par value; 100,000,000 shares
  authorized, 33,023,186 shares issued and outstanding                  3,302
 Additional paid-in capital                                         6,465,328
 Accumulated other comprehensive income                                 1,894
 Deficit                                                           (6,087,474)
 Receivable from Intercell Corporation                             (  123,865)
                                                                    ---------
      Total stockholders' equity                                      259,185
                                                                    ---------
                                                                  $   988,149
                                                                     ========

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                       Condensed Statements of Operations
              Three and Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     December 31              December 31
                                  ------------------        ----------------
                                   1999        1998         1999        1998
                                   ----        ----         ----        ----

Revenues                    $       -           -            -           -

General and administrative:
 Related parties                    -        58,000          -       105,000
 Other                          831,986     239,039    1,086,875     739,265
                              ---------    --------    ---------    --------

Loss from operations         (  831,986)  ( 297,039)  (1,086,875)  ( 844,265)

Other income (expenses):
 Interest income                    230         -            432         346
 Interest expense:
   Related party             (    2,942)  (   1,323)  (    7,486)  (   4,654)
   Other                     (    6,500)  (   1,260)  (    8,630)  (   2,522)
                              ---------    --------    ---------    --------
                             (    9,212)  (   2,583)  (   15,684)  (   6,830)
                              ---------    --------    ---------    --------

Net loss                     (  841,198)  ( 299,622)  (1,102,559)  ( 851,095)

Series A and B preferred
   stock dividends                  -     (  45,313)         -     (  90,626)
                              ---------    --------    ---------    --------

Net loss applicable to
   common shareholders      $(  841,198)  ( 344,935)  (1,102,559)  ( 941,721)
                              =========    ========    =========    ========

Net loss per share, basic
   and diluted, applicable
   to common shareholders   $(      .03)  (     .03)  (      .04)  (     .07)
                              =========    ========    =========    ========

Weighted average number
   of common shares
   outstanding               31,518,037  12,901,297   30,949,261  12,776,637
                             ==========  ==========   ==========  ==========


                      See notes to the financial statements


                                NANOPIERCE TECHNOLOGIES, INC.
                      Condensed Statements of Comprehensive Income(Loss)
                    Three and Six Months Ended December 31, 1999 and 1998
                                         (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     December 31              December 31
                                  ------------------        ----------------
                                   1999        1998         1999        1998
                                   ----        ----         ----        ----

Net loss                     (  841,198)  ( 299,622)  (1,102,559)  ( 851,095)

Unrealized gain on
   securities                     1,420         -            946         -
                              ---------    --------    ---------    --------

Comprehensive income(loss)  $(  839,778)  ( 299,622)  (1,101,613)  ( 851,095)
                              =========    ========    =========    ========


                      See notes to the financial statements


                          NANOPIERCE TECHNOLOGIES, INC.
                  Condensed Statements of Stockholders' Equity
                       Six Months Ended December 31, 1999
                                   (Unaudited)

                                                                Accumulated other
                               Common stock        Additional     comprehensive
                           Shares       Amount   paid-in capital      income
                           ------       ------   ---------------      ------

Balance,
 July 1, 1999            29,734,614     $2,973      5,452,255          948

Common Stock issued
 for services               985,125         99        276,851          -

Common stock issued
 as collateral on
 note payable               500,000         50     (       50)         -

Common stock issued
 for cash                 1,237,513        124        282,626          -

Common stock issued
 for note payable,
 accrued interest and
 accounts payable
 due officers               565,934         56        152,746          -

Warrants issued in
 connection with
 notes payable and
 financing                      -          -          300,900          -

Increase in receivable
 from Intercell                 -          -              -            -

Net loss                        -          -              -            -

Other comprehensive
 income-change in
 unrealized gain on
 securities                     -          -              -            946

Comprehensive
 income(loss)                   -          -              -            -
                         ----------      -----      ---------       ------

Balances,
 December 31, 1999       33,023,186     $3,302      6,465,328        1,894
                         ==========      =====      =========       ======

                                   (Continued)


                          NANOPIERCE TECHNOLOGIES, INC.
                  Condensed Statements of Stockholders' Equity
                       Six Months Ended December 31, 1999
                                   (Unaudited)
                                   (Continued)

                                      Receivable       Total
                        Accumulated      from      stockholders'
                          deficit     Intercell       equity
                          -------     ---------       ------

Balance,
 July 1, 1999           (4,984,915)   ( 69,182)       402,079

Common Stock issued
 for services                  -           -          276,950

Common stock issued
 as collateral on
 note payable                  -           -              -

Common stock issued
 for cash                      -           -          282,750

Common stock issued
 for note payable,
 accrued interest and
 accounts payable
 due officers                  -           -          152,802

Warrants issued in
 connection with
 notes payable and
 financing                     -           -          300,900

Increase in receivable
 from Intercell                -      ( 54,683)    (   54,683)

Net loss                (1,102,559)        -       (1,102,559)

Other comprehensive
 income-change in
 unrealized gain on
 securities                    -           -              946

Comprehensive
 income(loss)                  -           -              -
                         ---------     -------      ---------

Balances,
 December 31, 1999      (6,087,474)   (123,865)       259,185
                         =========     =======      =========

                      See notes to the financial statements

                          NANOPIERCE TECHNOLOGIES, INC.
                       Condensed Statements of Cash Flows
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                          1999           1998
                                                          ----           ----
Cash flows from operating activities:
Net loss                                           $(1,102,559)     ( 851,095)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Amortization expense                                 50,000         50,000
   Amortization of discount on note receivable             -        (     346)
   Expenses incurred in exchange for
     common stock and warrants                         636,050        311,516
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses,
       advances and deposits                        (    9,906)     (  13,599)
     Increase (decrease) in accounts payable
        and accrued expenses:
          Related parties                                9,978      (  34,538)
          Other                                         68,666      (  25,574)
     Increase in receivables from Intercell         (   54,683)           -
                                                     ---------       --------
   Total adjustments                                   700,105        287,459
                                                     ---------       --------
Net cash used in operating activities               (  402,454)     ( 563,636)
                                                     ---------       --------
Cash flows from investing activities:
  Increase in note receivable                       (   44,100)           -
  Payments received on notes receivable                    -            1,250
                                                     ---------       --------
Net cash provided by investing activities           (   44,100)         1,250
                                                     ---------       --------
Cash flows from financing activities:
  Proceeds from notes payable and warrants:
     Related party                                       9,787            -
     Other                                             248,249            -
  Payments on note payable                                 -        (  97,500)
  Proceeds from issuance of Series B
     preferred stock                                       -          660,000
  Proceeds from issuance of common stock               282,750            -
                                                     ---------       --------
Net cash provided by financing activities              540,786        562,500
                                                     ---------       --------
Net increase in cash                                    94,232            114
Cash, beginning of period                                  641             11
                                                     ---------       --------
Cash, end of period                                $    94,873            125
                                                     =========       ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                        $     3,553            -
                                                     =========       ========

                                   (Continued)

                          NANOPIERCE TECHNOLOGIES, INC.
                       Condensed Statements of Cash Flows
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)
                                   (Continued)

Supplemental  disclosure  of  noncash  investing  and  financing  activities:


                                                          1999           1998
                                                          ----           ----

Conversion of note payable - related party
   to common stock                                     $94,602            -


                      See notes to the financial statements


                          NANOPIERCE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)


1.    Business, organization and summary of significant accounting policies:
---------------------------------------------------------------------------

Presentation of Interim Information:

In the opinion of the management of Nanopierce Technologies, Inc. (the Company), the accompanying unaudited financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of December 31, 1999, the Company's results of operations for the six months and three months ended December 31, 1999 and 1998, and the Company's cash flows for the six months ended December 31, 1999 and 1998. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 1999 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The Company's financial statements for the period ended December 31, 1999 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended December 31, 1999, the Company reported a net loss of $1,102,559 and a deficit of $6,087,474. The Company has not recognized any revenues from its PI technology and the Company has experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To address its current cash flow concerns, in January, 2000 the Company issued $1,500,000 principal amount of the Company's 6% Convertible debentures and warrants to purchase 150,000 shares of the Company's common stock for an aggregate purchase price of $1,500,000 (See Note 6 for additional information.) The Company is in additional discussions with investment bankers and financial institutions attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

The Company believes that if additional financing can be completed, adequate funding may then be available to support operations for the next twelve months. The Company also believes that sales of its products and technology license rights may provide sufficient funds to meet the Company's capital requirements.

                          NANOPIERCE TECHNOLOGIES, INC.
                    Notes to Financial Statements (Continued)
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)


Business:

The Company is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. On November 30, 1999, a Court Order of Declaratory Judgment gave the Company incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, etc. relating to the PI Technology. The Company has not recognized any receivables or royalty revenue through December 31, 1999, since in the November 30, 1999 Court Order, the Court granted the original inventor of the technology all accrued and future royalty payments from the licenses which were outstanding as of September 3, 1996. The intellectual property is being amortized to expense using the straight-line method over 10 years.

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

                          NANOPIERCE TECHNOLOGIES, INC.
                    Notes to Financial Statements (Continued)
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)


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

Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options, warrants, convertible debt and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (16,737,500 shares at December 31, 1999 and 15,924,687 shares at December 31, 1998) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Reclassification:

Certain amounts reported in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.   Receivable from Intercell:
------------------------------

At December 31, 1999, the Company has a $123,865 receivable from Intercell Corporation, a 33 percent shareholder of the Company, which is collateralized by common stock of the Company owned by Intercell. Intercell has advised the Company that it does not currently have the funds to repay the receivable. Therefore, this receivable balance is classified as a reduction of shareholders' equity at December 31, 1999.

3.  Notes payable:
-----------------

During the six months ended December 31, 1999, the Company issued unsecured promissory notes in the amount of $102,500. The notes are due in one year and bear interest at ten percent. The Company issued detached warrants on 717,500 shares of common stock in connection with the unsecured promissory notes. The warrants are exercisable at $0.40 per share. The exercise price represents market price on the date of issuance. The detached warrants were valued at $10,900 using the Black-Scholes pricing model and the resulting discount on the note of $10,900 is being amortized to interest expense over one year.

During the six months ended December 31, 1999, the Company issued $130,000 of promissory notes convertible at $0.40 per share into common stock of the Company. The conversion price represents the market price of common stock on the date of issuance of the notes. The notes are due in May, 2000 and bear interest of eight to ten percent.

                          NANOPIERCE TECHNOLOGIES, INC.
                    Notes to Financial Statements (Continued)
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)


4.   Common stock, stock options and warrants:
---------------------------------------------

In the month of October 1999, the Company increased its authorized common stock, $.0001 par value from 45,000,000 shares to 100,000,000 shares.

During the six months ended December 31, 1999, the Company issued 985,125 shares of common stock to third parties in exchange for services valued at $276,950 based on the quoted market price of the Company's common stock on the date the services were performed.

During the six months ended December 31, 1999, the Company issued 1,237,513 shares of common stock to accredited investors for $282,750. In October, the Company also issued 565,934 shares to two officers for partial payment on a note payable in the amount of $94,602, accrued interest of $2,171 and accounts payable of $56,029. The accounts payable includes $36,116 due to an officer for the Company's usage of a judgment against the original inventor of the PI Technology. The Company used the judgment held by the officer in the settlement of the litigation. The $36,116 approximated the officer's basis in the judgment.

In September, 1999 the Company issued 500,000 shares of it's common stock as collateral on a $50,000 loan. The shares will be returned to the Company if the loan is paid in full by its due date in March, 2000.

During the six months ended December 31, 1999, the Company granted stock options on 350,000 shares of common stock at $0.40 to $0.45 per share to a director and employee. The option prices represents the market price on date of grant. The stock options expire in the year 2009.

The Company issued warrants to acquire 717,500 shares of common stock at $0.40 per share in connection with $102,500 of unsecured promissory notes issued during the six months ended December 31, 1999 as described in Note 3. The warrants may be exercised for a three-year period. The detached warrants were valued at $10,900 and that amount is being amortized over one year to interest expense. Also during the six months ended December 31, 1999, the Company issued promissory notes in the amount of $130,000 which are convertible at $0.40 per share into 325,000 shares of common stock of the Company, and the Company issued warrants to two entities for services in assisting the Company to obtain financing. The warrants cover 10,000,000 shares of common stock, are exercisable at $0.51 per share and expire on December 10, 2004. The exercise price represents the market price of common stock on the date of issuance of the warrants. The warrants were valued at $290,000 using the Black-Scholes pricing model and that amount was charged to general and administrative expense.

                          NANOPIERCE TECHNOLOGIES, INC.
                    Notes to Financial Statements (Continued)
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)


5.   License Agreements:
-----------------------

The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of the Company's control, pending the resolution of certain legal issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the license agreements which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The Company has not recorded any receivables or revenues associated with the accrued royalty payments on licenses which were outstanding as of September 3, 1996. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

6.   Subsequent Event:
----------------------

In January, 2000, the Company issued $1,500,000 principal amount of the company's 6% convertible debentures and warrants to purchase 150,000 shares of the Company's common stock for an aggregate purchase price of $1,500,000. The Company also issued, for the aggregate purchase price of $100, a conditional warrant pursuant to which the purchaser can purchase and the Company shall issue and sell up to an additional $2,500,000 of the Company's convertible debentures and additional warrants to purchase 250,000 shares of common stock. The debentures are due on January 10, 2002. The conditional warrant expires
June 12, 2000. The convertible debentures are convertible at the lessor of $2.915 or 80% of the average of the three lowest daily closing bid prices during the 30 trading days immediately preceding the date on which the holder elects to convert the debentures. The warrants to purchase common stock are at a purchase price of $2.915 per share. The "in the money" conversion terms of these instruments at the date of issuance resulted in a beneficial conversion amount of approximately $375,000. The intrinsic value of the beneficial conversion feature will be allocated to additional paid-in capital and is to be amortized from the date of issuance through the date the securities are first convertible. The convertible debentures place certain restrictions on the Company including the Company's ability to issue additional shares. The Company is required to file a registration statement within 45 days to register the shares issuable under the debentures and warrants.

In January 2000, stock options on 1,050,000 shares were exercised using a cashless exercise. The stock option holders received 973,207 shares and paid for these shares with the remaining 76,793 common shares.

In January 2000, convertible notes in the amount of $130,000 were converted at $0.40 per share into 325,000 shares of restricted common stock.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Form 10-QSB, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

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

Results of operations
---------------------

     The Company had no revenues for the three and six months ended December 31, 1999 and 1998.

     General and administrative expenses increased to $831,986 for the three months ended December 31, 1999 and to $1,086,875 for the six months ended December 31, 1999, from $297,039 for the three months ended December 31, 1998 and $844,265 for the six months ended December 31, 1998. This increase is due in part to the following: (a) financing costs, including commissions, of $373,050 in the three months ended December 31, 1999 incurred in connection with the various financing arrangements described below (there were no similar costs in the 1998 period); (b) accounting and audit fees increased from $28,057 in the 1998 period to $52,030 in the 1999 period; (c) payroll expense increased from $121,437 in the 1998 period to $185,000 in the 1999 period as the result of additional employees; (d) expense of $36,116 associated with the usage of a Judgment obtained from an officer in the settlement of the DiFrancesco Litigation; and (e) a general increase in most expenditures as a result of an increase in marketing activities. Legal expenses decreased by 33% ($46,650) from $139,349 for the six months ended December 31, 1998 to $92,699 for the six months ended December 31, 1999. Public relations expenses decreased by 48% ($157,963) from $326,866 for the six months ended December 31, 1998 to approximately $168,903 for the six months ended December 31, 1999. Interest expense increased from the 1998 periods to the 1999 periods (an increase of $6,629 for the three month periods and $8,854 for the six month periods) as a result of the additional debt of the Company.

     The Company experienced net losses of $841,198 and $1,102,559 for the three months ended and the six months ended December 31, 1999, respectively, compared to net losses of $299,622 and $851,095 for the three months ended and six months ended December 31, 1998.

Liquidity and financial condition
---------------------------------

     The Company has a working capital deficit of $612,494 at December 31, 1999 compared to a working capital deficit of $474,554 at June 30, 1999.

     The Company's liabilities increased to $728,964 at December 31, 1999 compared to $486,886 at June 30, 1999. The increase was due in part to a $248,249 increase in notes payable issued to secure finances for operations over the six month period ended December 31, 1999. A $130,577 Promissory Note payable to the President and CEO of the Company was partially paid, including interest, through the issuance of 358,420 shares of the Company's common stock.

     The Company's current operations are not generating positive cash flow. In order to meet operating needs, the Company entered into the following financial arrangements in the six months ended December 31, 1999: (a) $282,750 was raised through the issuance of 1,237,513 shares of the Company's common stock; (b) $102,500 through the issuance of Promissory Notes with detached warrants exercisable for 577,500 shares of the Company's common stock; (c) $130,000 through the issuance of promissory notes convertible at $0.40 per share into common stock of the Company; (d) in December 1999, a third party agreed to purchase from the Company up to $1,000,000 of previously unissued, restricted common shares, in $50,000 increments, at the lesser of $1.00 per share or 77.5% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date; and (e) in January, 2000, the Company issued $1,500,000 principal amount of the Company's 6% convertible debentures and warrants to purchase 150,000 shares of the Company's common stock for an aggregate purchase price of $1,500,000. The Company also issued, for the aggregate purchase price of $100, a conditional warrant pursuant to which the purchaser can purchase and the company shall issue and sell up to an additional $2,500,000 of the Company's convertible debentures and additional warrants to purchase 250,000 shares of common stock. The Company believes that completion of the sale of the additional $2,500,000 of convertible debentures will provide the Company with an adequate amount of cash reserves to fund the Company's plan of operations for the ensuing twelve months.

     The Company, in the Spring of 1999, signed various agreements with companies both overseas and in the States. The agreements are to apply the Company's NCS (Nanopierce Connection System) technology to various products, mainly in the smart card/smart label industry. Management is pursuing the development of further similar agreements both nationally and internationally with companies not only in the smart card/smart label industry, but other industries, as well. Further, the Company is working to advance the agreements already in place.

     The Company is continuing to look for additional financing through the marketing of its NCS through the pursuit of licensing, joint venture, co-manufacturing or other similar arrangement with industry partners. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its NCS to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. Under the Company's Securities Purchase Agreement dated January 2000, the Company may not sell any additional shares, with limited exceptions, until 270 days after a registration statement has been declared effective. The Company continues to evaluate additional merger and acquisition opportunities.

     Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recently issued accounting pronouncement:
----------------------------------------

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside the Company's control, pending the resolution of certain issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The Company believes that the ultimate disposition of legal matters will not have a material adverse impact on results of operations, financial position, or cash flows.

Item 2 - Changes in Securities

     The Company made the following unregistered sales of its securities from September 30, 1999, to December 31, 1999.


 Date        Title of          Amount of
of Sale     Securities        Securities     Consideration        Purchaser
--------    ----------        ----------     -------------        ---------

10/18/99  Common Stock           455,934     Loan, Interest and   Paul H. Metzinger
                                              Other Advances
10/18/99  Common Stock           110,000     Compensation Due     Dr. Herbert J. Neuhaus
10/26/99  Warrant to Acquire
           Common Stock          140,000     Financing            Gemini Investments
10/26/99  Warrant to Acquire
           Common Stock          105,000     Financing            SLK Joint Venture$
10/27/99  Warrant to Acquire
           Common Stock          525,000     Financing            Dennis Ferraro
10/27/99  Warrant to Acquire
           Common Stock           70,000     Financing            Kelly Pitts
10/27/99  Warrant to Acquire
           Common Stock           70,000     Financing            Dennis McGuire
10/29/99  Common Stock            40,000     Services             Thompson & Lowe, P.C.
11/01/99  Stock Option           300,000     Service of           Dr. Michael Wernie
                                              Employee
11/03/99  Common Stock           105,125     Financing            Stanley Richards
                                              Commissions
11/08/99  Warrant to Acquire
           Common Stock          140,000     Financing            Rodney Hock
11/22/99  Warrant to Acquire
           Common Stock           70,000     Financing            Larry Pisciotta


Item  2  -  Changes  in  Securities  (Continued)

 Date        Title of          Amount of
of Sale     Securities        Securities     Consideration        Purchaser
--------    ----------        ----------     -------------        ---------

12/10/99  Stock Option            50,000     Service of           K. Knight-McConnell
                                              Employee
12/10/99  Warrant to Acquire   5,000,000     Financing            Standard Financial
           Common Stock                       Commissions          Group
12/10/99  Warrant to Acquire   5,000,000     Financing            Gemini Investments
           Common Stock                       Commissions
12/17/99  Warrant to Acquire
           Common Stock           70,000     Financing            Dennis McGuire
12/31/99  Common Stock           680,000     Services             Standard Financial
                                                                   Group
12/31/99  Common Stock           252,558     $50,000              Gemini Investments
12/31/99  Common Stock           252,558     $50,000              Gemini Investments
12/31/99  Common Stock            85,000     $29,750              Gemini Investments
12/31/99  Common Stock           132,397     $50,000              Tannaz


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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     Exhibit 10.01 Employment Agreement between Nanopierce Technologies, Inc. and Dr. Herbert J. Neuhaus, dated January 1, 2000
     Exhibit 10.02 Employment Agreement between Nanopierce Technologies, Inc. and Kristi J. Kampmann
     Exhibit 10.03 Unsecured Corporate Promissory Note between Nanopierce Technologies, Inc. and Jeffrey Ploen in the amount of $25,000 dated 12/22/99
     Exhibit 10.04 Unsecured Corporate Promissory Note between Nanopierce Technologies, Inc. and Jeffrey Ploen in the amount of $25,000 dated 12/22/99

     Exhibit 10.05 Unsecured Corporate Promissory Note between Nanopierce Technologies, Inc. and Growth Venture$, Inc. Pension Plan & Trust in the amount of $80,000 dated 12/23/99
     Exhibit 10.06 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Dennis Ferraro in the amount of 52,500 shares dated 10/27/99
     Exhibit 10.07 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Gemini Investments, Ltd. in the amount of 140,000 shares dated 10/26/99
     Exhibit 10.08 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Gemini Investments, Ltd. in the amount of 5,000,000 shares dated 12/10/99
     Exhibit 10.09 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Rodney Hock in the amount of 140,000 shares dated 11/08/99
     Exhibit 10.10 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Dennis McGuire in the amount of 70,000 shares dated 10/27/99
     Exhibit 10.11 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Dennis McGuire in the amount of 70,000 shares dated 12/17/99
     Exhibit 10.12 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Kelly S. Pitts in the amount of 70,000 shares dated 10/27/99
     Exhibit 10.13 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Larry F. Pisciotta in the amount of 70,000 shares dated 11/22/99
     Exhibit 10.14 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and SLK Joint Venture in the amount of 105,000 shares dated 10/22/99
     Exhibit 10.15 Warrant to Purchase Common Stock of Nanopierce Technologies, Inc. between Nanopierce Technologies, Inc. and Standard Financial Group, Ltd. in the amount of 5,000,000 shares dated 12/10/99
     Exhibit 11      Computation on net loss per share
     Exhibit 27      Financial Data Schedule

     (b)  Reports:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (Registrant)

February 11, 2000                     /s/ Paul H. Metzinger
                                      ----------------------------------
                                      Paul H. Metzinger, President & CEO


February 11, 2000                     /s/ Kristi J. Kampmann
                                      -----------------------------------
                                      Kristi J. Kampmann, Chief Financial
                                       Officer

                                LIST OF EXHIBITS
                                                                            PAGE
                                                                            ----

Exhibit 10.01   Employment Agreement between Nanopierce Technologies, Inc.     8
                and Dr. Herbert J. Neuhaus, dated January 1, 2000
Exhibit 10.02   Employment Agreement between Nanopierce Technologies, Inc.    21
                and Kristi J. Kampmann
Exhibit 10.03   Unsecured Corporate Promissory Note between Nanopierce        34
                Technologies, Inc. and Jeffrey Ploen in the amount of
                $25,000 dated 12/22/99
Exhibit 10.04   Unsecured Corporate Promissory Note between Nanopierce        36
                Technologies, Inc. and Jeffrey Ploen in the amount of
                $25,000 dated 12/22/99
Exhibit 10.05   Unsecured Corporate Promissory Note between Nanopierce        38
                Technologies, Inc. and Growth Venture$, Inc. Pension
                Plan & Trust in the amount of $80,000 dated 12/23/99
Exhibit 10.06   Warrant to Purchase Common Stock of Nanopierce                40
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Dennis Ferraro in the mount of 52,500 shares dated
                10/27/99
Exhibit 10.07   Warrant to Purchase Common Stock of Nanopierce                48
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Gemini Investments, Ltd. in the amount of 140,000
                shares dated 10/26/99
Exhibit 10.08   Warrant to Purchase Common Stock of Nanopierce                56
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Gemini Investments, Ltd. in the amount of 5,000,000
                shares dated 12/10/99
Exhibit 10.09   Warrant to Purchase Common Stock of Nanopierce                64
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Rodney Hock in the amount of 140,000 shares
                dated 11/08/99
Exhibit 10.10   Warrant to Purchase Common Stock of Nanopierce                72
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Dennis McGuire in the amount of 70,000 shares
                dated 10/27/99
Exhibit 10.11   Warrant to Purchase Common Stock of Nanopierce                80
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Dennis McGuire in the amount of 70,000 shares
                dated 12/17/99
Exhibit 10.12   Warrant to Purchase Common Stock of Nanopierce                88
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Kelly S. Pitts in the amount of 70,000 shares
                dated 10/27/99
Exhibit 10.13   Warrant to Purchase Common Stock of Nanopierce                96
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Larry F. Pisciotta in the amount of 70,000 shares
                dated 11/22/99
Exhibit 10.14   Warrant to Purchase Common Stock of Nanopierce               104
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and SLK Joint Venture in the amount of 105,000 shares
                dated 10/22/99
Exhibit 10.15   Warrant to Purchase Common Stock of Nanopierce               112
                Technologies, Inc. between Nanopierce Technologies, Inc.
                and Standard Financial Group, Ltd. in the amount of
                5,000,000 shares dated 12/10/99
Exhibit 11      Computation of Net Loss Per Share                            120
Exhibit 27      Financial Data Schedule                                      121