Form 10QSB
period 2000-03-31
NANOPIERCE TECHNOLOGIES INC
filed 2000-05-12
CIK 827161

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

     As of May 2, 2000 there were 34,560,844 shares of the registrant's sole class of common stock outstanding.

     Transitional Small Business Disclosure Format   Yes    No  X
                                                               --

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                                                                      PAGE
                                                                      ----

     Independent Accountants' Report                                   F-2

     Condensed Consolidated Balance Sheet
          March 31, 2000                                               F-3

     Condensed Consolidated Statements of Operations
          Three and nine months ended
          March 31, 2000 and 1999                                      F-4

     Condensed Consolidated Statements of Comprehensive
          Income(Loss) - Three months and nine months ended
          March 31, 2000                                               F-5

     Condensed Consolidated Statement of Stockholders'
          Equity (Deficit) Nine months ended March 31, 2000            F-6

     Condensed Consolidated Statements of Cash Flows
          Nine months ended March 31, 2000 and 1999             F-7 to F-8

     Notes to Condensed Consolidated Financial Statements       F-9 to F-13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                            1


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              4

ITEM 2.   CHANGES IN SECURITIES                                          4

ITEM 6.   EXHIBITS                                                       7


     SIGNATURES                                                          8


     LISTS OF EXHIBITS                                                   9

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Nanopierce Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiary as of March 31, 2000, and the related condensed consolidated statements of operations and comprehensive income
(loss) for the three-month and nine-month periods then ended, and the condensed consolidated statements of stockholders' equity (deficit) and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 9, 2000

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

ASSETS
------
Current assets:
 Cash                                                             $3,172,990
 Prepaid expenses, advances and deposits                              11,263
                                                                   ---------
      Total current assets                                         3,184,253
                                                                   ---------
Property and equipment:
 Equipment                                                            28,662
 Furniture and office equipment                                       38,439
                                                                   ---------
                                                                      67,101
 Less accumulated depreciation                                    (    6,606)
                                                                   ---------
  Net property and equipment                                          60,495
Marketable securities                                                  7,102
Intellectual property rights, net of accumulated
  amortization of $209,315                                           790,685
                                                                   ---------
                                                                  $4,042,535
                                                                   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
 Notes payable:
   Related party                                                  $  112,599
 Accounts payable:
   Related parties                                                     4,727
   Other                                                             160,068
 Accrued interest                                                     34,504
                                                                   ---------
      Total current liabilities                                      311,898

Convertible debentures                                             3,938,849
                                                                   ---------
      Total liabilities                                            4,250,747
                                                                   ---------
Stockholders' equity (deficit):
 Preferred stock, $.0001 par value; 5,000,000
  shares authorized:
   Series A; no shares issued and outstanding
   Series B: maximum of 75,000 shares issuable; no
     shares issued and outstanding
   Series C: maximum of 700,000 shares issuable; no
     shares issued and outstanding
 Common stock, $.0001 par value; 100,000,000 shares
  authorized, 34,435,791 shares issued and outstanding                 3,444
 Additional paid-in capital                                        7,774,578
 Accumulated other comprehensive loss                             (    9,611)
 Deficit                                                          (7,852,812)
 Receivable from Intercell Corporation                            (  123,811)
                                                                   ---------
      Total stockholders' equity (deficit)                        (  208,212)
                                                                   ---------
                                                                  $4,042,535
                                                                   =========

           See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
               Three and Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                   Three Months ended        Nine Months ended
                                        March 31                 March 31
                                   ------------------        -----------------
                                   2000         1999         2000         1999
                                   ----         ----         ----         ----
Revenues                     $       -            -            -            -

General and administrative:
 Related parties                     -         19,303          -        124,303
 Other                           928,729      259,095    2,015,604      998,360
                               ---------      -------    ---------    ---------

Loss from operations          (  928,729)    (278,398)  (2,015,604)  (1,122,663)

Other income(expenses):
 Interest income and other         7,230          -          7,662          346
 Interest expense:
   Related party              (    1,396)    (  1,351)  (    8,882)  (    6,005)
   Other                      (  842,443)    (  1,243)  (  851,073)  (    3,765)
                               ---------      -------    ---------    ---------

Net loss                      (1,765,338)    (280,992)  (2,867,897)  (1,132,087)
                               ---------      -------    ---------    ---------

Series A and B preferred
  stock dividends                    -       ( 70,216)         -     (  160,842)
                               ---------      -------    ---------    ---------

Net loss applicable to
  common shareholders        $(1,765,338)    (351,208)  (2,867,897)  (1,292,929)
                               =========      =======    =========    =========

Net loss per share, basic
  and diluted, applicable
  to common shareholders     $(      .05)    (    .02)  (      .09)  (      .10)
                               =========      =======    =========    =========

Weighted average number of
  common shares outstanding   34,217,425   15,414,955   32,030,727   13,487,172
                              ==========   ==========   ==========   ==========


                 See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
         Condensed Consolidated Statements of Comprehensive Income(Loss)
               Three and Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                Three Months Ended        Nine Months Ended
                                     March 31                 March 31
                                 ----------------         ----------------
                                 2000        1999         2000        1999
                                 ----        ----         ----        ----
Net loss                   $(1,765,338)  ( 280,992)  (2,867,897)  (1,132,087)

Unrealized gain on
   securities                    5,208         -          6,154          -

Foreign currency
   translation
   adjustments              (   16,713)        -     (   16,713)         -
                             ---------    --------    ---------    ---------

Comprehensive income(loss) $(1,776,843)  ( 280,992)  (2,878,456)  (1,132,087)
                             =========    ========    =========    =========


               See notes to the condensed consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                        Nine Months Ended March 31, 2000
                                  (Unaudited)

                                                      Accumulated
                                                         other                 Receivable    Total
                                         Additional  comprehensive               from    stockholders'
                         Common stock      paid-in       income     Accumulated              equity
                       Shares     Amount   capital       (loss)       deficit   Intercell  (deficit)
                       ------     ------   -------       ------       -------   ---------  ---------
Balance,
 July 1, 1999         29,734,614  $2,973  5,452,255         948     (4,984,915) ( 69,182)    402,079

Common stock issued
 for services            985,125      99    276,851         -              -         -       276,950

Common stock issued
 for cash              1,369,911     137    332,613         -              -         -       332,750

Common stock issued
 for note payable,
 accrued interest
 and accounts payable
 due officers            565,934      57    152,745         -              -         -       152,802

Common stock issued
 for exercised stock
 options and warrants  1,156,207     116     49,804         -              -         -        49,920

Common stock issued
 for notes payable
 and convertible debt
 and accrued interest    624,000      62    298,005         -              -         -       298,067

Warrants issued in
 connection with notes
 payable and financing       -       -      412,305         -              -         -       412,305

Beneficial conversion
 feature of convertible
 debentures                  -       -      800,000         -              -         -       800,000

Increase in receivable
 from Intercell              -       -          -           -              -    ( 54,629) (   54,629)

Net loss                     -       -          -           -       (2,867,897)      -    (2,867,897)

Other comprehensive
 income:
  Change in unrealized
   gain on securities        -       -          -         6,154            -         -         6,154
  Foreign currency
   translation
   adjustments               -       -          -       (16,713)           -         -    (   16,713)
                      ----------   -----  ---------      ------      ---------   -------   ---------
Balances,
 March 31, 2000       34,435,791  $3,444  7,774,578     ( 9,611)    (7,852,812) (123,811) (  208,212)
                      ==========   =====  =========      ======      =========   =======   =========

                          See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                             2000            1999
                                                             ----            ----
Cash flows from operating activities:
Net loss                                               $(2,867,897)     (1,132,087)
                                                         ---------       ---------
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Amortization expense                                     75,000          75,000
   Depreciation                                              6,606             -
   Amortization of discount on note receivable
     and amortization of beneficial conversion feature     800,000      (      345)
   Expenses incurred in exchange for common
     stock and warrants                                    698,622         312,000
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses,
       advances and deposits                                   428      (   13,599)
     Increase (decrease) in accounts payable
        and accrued expenses:
          Related parties                                      712          27,116
          Other                                         (    7,372)        148,565
     Increase in receivables from Intercell             (   54,629)     (   48,584)
                                                         ---------       ---------
   Total adjustments                                     1,519,367         500,153
                                                         ---------       ---------
Net cash used in operating activities                   (1,348,530)     (  631,934)
                                                         ---------       ---------
Cash flows from investing activities:
  Increase in note receivable                           (   44,100)     (   10,000)
  Purchase of property and equipment                    (   67,101)            -
  Advances to related party                                    -        (   48,584)
  Payments received on notes receivable                     54,100           1,250
                                                         ---------       ---------
Net cash used in investing activities                   (   57,101)     (   57,334)
                                                         ---------       ---------
Cash flows from financing activities:
  Proceeds from notes payable and warrants:
     Related party                                           9,787             -
     Other                                                 285,749             -
  Proceeds from issuance of
     convertible debentures and warrants                 4,000,000             -
  Payments on note payable                              (   83,513)     (  169,000)
  Proceeds from issuance of Series B
     preferred stock                                           -           660,000
  Proceeds from exercise of stock options
     and warrants                                           49,920             -
  Proceeds from issuance of common stock                   332,750         200,000
                                                         ---------       ---------
Net cash provided by financing activities                4,594,693         691,000
                                                         ---------       ---------
Effect of exchange rate changes on cash                 (   16,713)            -
                                                         ---------       ---------
Net increase in cash                                     3,172,349           1,732
Cash, beginning of period                                      641              11
                                                         ---------       ---------
Cash, end of period                                     $3,172,990           1,743
                                                         =========       =========
Supplemental disclosure of cash flow information:
     Cash paid for interest                             $    3,553             -
                                                         =========       =========

                                   (Continued)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)
                                   (Continued)

Supplemental disclosure of noncash investing and financing activities:


                                                             2000            1999
                                                             ----            ----

Conversion of note payable and related
    accruals - related party to common stock            $  152,802             -

Conversion of note payable and convertible debt
    to common stock                                        298,067             -


               See notes to the condensed consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)


1.  Business, organization and summary of significant accounting policies:
-------------------------------------------------------------------------

Presentation of Interim Information:

The accompanying consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), and its wholly owned foreign subsidiary, Nanopierce Card Technologies GmbH, (NCT) which was incorporated on January 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. NCT activities through March 31, 2000 consist primarily of marketing of the Company's technology.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 1999 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The Company's consolidated financial statements for the period ended March 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended March 31, 2000, the Company reported a net loss of $2,867,897 and a deficit of $7,852,812. The Company has not recognized any revenues from its PI technology and the Company has experienced difficulty and uncertainty in meeting its liquidity needs.
These factors raise substantial doubt about the Company's ability to continue as a going concern. The independent auditors' report on the Company's financial statements for the year ended June 30, 1999 included a "going concern" explanatory paragraph, meaning the auditors also expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To address its current cash flow concerns, during the three months ended March 31, 2000, the Company issued $4,000,000 of 6% Convertible debentures and warrants to purchase 400,000 shares of the Company's common stock for an aggregate purchase price of $4,000,000 (Note 4). On February 22, 2000 the Company signed an agreement with an investment banker to act as exclusive agent in a two year, $30,000,000 financing arrangement (Note 7). The Company is in additional discussions with an investment broker and financial institutions attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)


The Company believes that if additional financing can be completed, adequate funding may then be available to support operations for the next twelve months. The Company also believes that sales of its products and technology license rights may provide sufficient funds to meet the Company's capital requirements.

Business:

The Company is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications (Note 6). The intellectual property is being amortized to expense using the straight-line method over 10 years. At each balance sheet date, management considers current market analysis and appraisal of the PI Technology, along with projected operating information. Based on its evaluation, management does not believe that there has been any impairment through March 31, 2000.

Property and Equipment:

Property and equipment are stated at cost. Depreciation expense was provided by use of the accelerated and straight-line methods over the estimated useful lives of the assets, generally 3 to 10 years for equipment, furniture and office equipment.

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

Foreign Currency Translation:

The financial statements of the Company's foreign subsidiary is measured using the local currency (the Euro) as the functional currency. Assets and liabilities of the subsidiary are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of stockholders' equity. Any foreign currency transaction gains and losses are included in consolidated net income (loss).

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)


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

Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options, warrants, convertible debt and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (18,034,713 shares at March 31, 2000 and 12,695,000 shares at March 31, 1999) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Reclassification:

Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

2.  Receivable from Intercell:
-----------------------------

At March 31, 2000, the Company has a $123,811 receivable from Intercell Corporation, a 26.7% shareholder of the Company, which is collateralized by common stock of the Company owned by Intercell. Intercell has advised the Company that it does not currently have the funds to repay the receivable. Therefore, this receivable balance is classified as a reduction of shareholders' equity at March 31, 2000.

3.  Notes payable:
-----------------

During the nine months ended March 31, 2000, the Company issued unsecured promissory notes in the amount of $122,500. The notes were due in one year with interest at ten percent. The Company issued detached warrants to purchase 857,500 shares of common stock in connection with the unsecured promissory notes (Note 5). The detached warrants were valued at $18,400 using the Black-Scholes pricing model and the resulting discount on the note of $18,400 was being amortized to interest expense over one year until March 16, 2000 when all of the notes were converted into 49,000 shares of common stock of the Company.

During the nine months ended March 31, 2000, the Company issued $130,000 of promissory notes, convertible at $0.40 per share into common stock of the Company. The conversion price represents the market price of the Company's common stock on the date of issuance of the notes. The notes were converted on January 20, 2000 into 325,000 shares of common stock.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)


4.  Convertible Debentures:
--------------------------

During the three months ended March 31, 2000, the Company issued $4,000,000 of 6% convertible debentures and warrants to purchase 400,000 shares of the Company's common stock for an aggregate purchase price of $4,000,000. The portion of the proceeds applicable to the warrants to purchase 400,000 shares was $66,000. The debentures are due on January 10, 2002. The warrants expire on January 10, 2003. The convertible debentures are convertible at the lessor of $2.915 or 80% of the average of the three lowest daily closing bid prices of the Company's common stock during the 30 trading days immediately preceding the date on which the holder elects to convert the debentures. The intrinsic value of the beneficial conversion feature of convertible debentures was $800,000 and was charged to interest expense. In addition to the 400,000 warrants described above, warrants to purchase 230,000 shares of the Company's common stock were issued for services in connection with the debentures. The warrants to purchase common stock are at an exercise price of $2.915 per share, the quoted market price of the Company's common stock at the date of issue. The warrants to purchase 230,000, exercisable over a ten-year period, shares were valued at $37,950 and that amount has been included in general and administrative expense. The convertible debentures place certain restrictions on the Company, including the Company's ability to issue additional shares of common stock.

5.  Common stock, stock options and warrants:
--------------------------------------------

In October 1999, the Company increased its authorized common stock, $.0001 par value, from 45,000,000 shares to 100,000,000 shares.

During the nine months ended March 31, 2000, the Company issued 985,125 shares of common stock to third parties in exchange for services valued at $276,950, based on the quoted market price of the Company's common stock on the date the services were performed.

During the nine months ended March 31, 2000, the Company issued 1,369,911 shares of common stock to accredited investors for $332,750. In October 1999, the Company also issued 565,934 shares to two officers of the Company for partial payment on a note payable in the amount of $94,602, accrued interest of $2,171 and accounts payable of $56,029.

During the nine months ended March 31, 2000, the Company issued 1,156,207 shares of its common stock upon the exercise of stock options and warrants, and the Company issued 624,000 shares of its common stock upon the conversion of notes payable and convertible debt (including interest) in the amount of $298,067.

In September 1999, the Company issued 500,000 shares of its common stock as collateral on a $50,000 loan. In March 2000, the Company cancelled 250,000 of the 500,000 shares; the remaining 250,000 shares were in full payment of the note and interest. The 250,000 shares issued are included in the 624,000 shares described in the preceding paragraph.

During the nine months ended March 31, 2000, the Company granted stock options to purchase 390,000 shares of common stock at exercise price of $0.40 to $6.00 per share to a director and employees of the Company. The option exercise prices were based upon the quoted market prices on the dates of grant. The stock options expire in the years 2009 and 2010.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)


The Company issued warrants to acquire 857,500 shares of common stock at $0.40 to $1.50 per share in connection with $122,500 of unsecured promissory notes issued during the nine months ended March 31, 2000 as described in Note 3. The warrants may be exercised during a three-year period. The detached warrants were valued at $18,400. In January 2000, the Company issued restricted finance warrants to two entities for services in assisting the Company to obtain financing. The restricted finance warrants cover 10,000,000 shares of common stock, are exercisable at $0.51 per share and expire on December 10, 2004. The exercise price represents the market price of common stock on the date of issuance of the warrants. The restricted finance warrants were valued at $290,000 using the Black-Scholes pricing model, and that amount was charged to general and administrative expense. The Company issued warrants to acquire 630,000 shares of common stock at $2.915 per share in connection with the $4,000,000 of convertible debentures as described in Note 4. The exercise price represents the market price of the Company's common stock on the date of issuance of the warrants. These warrants were valued at $103,905 using the Black-Scholes pricing model, of which $37,950 was charged to general and administrative expense.

6.  License Agreements:
----------------------

The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of the Company's control, pending the resolution of certain legal issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The Company has not recorded any receivables or revenues associated with the accrued royalty payments on licenses which were outstanding as of September 3, 1996. The original inventor filed a Motion of Appeal on March 29, 2000 regarding the Declaratory Judgment. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

7.  Proposed Financing:
----------------------

On February 22, 2000, the Company signed an agreement with an investment broker to act as exclusive agent in a two year $30,000,000 financing arrangement. The terms of the financing are to be based on existing market conditions. The Company cannot provide any assurance that the financing will be completed.

Item 2 - Management's Discussion and Analysis


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

On January 11, 2000, the Company issued $1,500,000 of 6% convertible debentures and warrants to purchase 150,000 shares of the Company's common stock. On March 16, 2000, the Company issued $2,500,000 of 6% convertible debentures and warrants to purchase 250,000 shares of the Company's common stock. The Company issued 230,000 in warrants to EBI Securities, Inc. exercisable at $2.915 with a term of 10 years for their services in raising the $4,000,000. The Company filed a Registration Statement on Form S-3 registering such securities with the SEC on February 21, 2000. The Registration Statement was declared effective on March 16, 2000.

In February, 2000, the Company signed a letter agreement with Ladenburg, Thalmann to raise $30,000,000. The $30,000,000 would be available to the Company in amounts of $3,000,000 every twenty-two days. Common stock would be used to pay for the funds, discounted at 10% of the five day close. The Company has filed a Registration Statement on Form S-3 with the SEC on April 21, 2000 registering equity at the value of $30,000,000.

On January 19, 2000, the Company formed its wholly owned subsidiary Nanopierce Card Technologies, GmbH, in Munich, Germany. The subsidiary will handle the marketing of the Company's PI Technology in the international market. The Company provided equity of $500,000 to its wholly owned subsidiary. During the quarter ended March 31, 2000, the subsidiary has opened an office in Munich and has purchased equipment. Through March 31, 2000, the subsidiary has only incurred general and administrative expenses.


Results of operations
---------------------

     The Company had no revenues for the three and nine months ended March 31, 2000 and 1999.

     General and administrative expenses increased to $928,729 for the three months ended March 31, 2000 and to $2,015,604 for the nine months ended March 31, 2000, from $278,398 for the three months ended March 31, 1999 and $1,122,663 for the nine months ended March 31, 1999. This increase is due in part to the following: (a) financing costs, including commissions, of approximately $831,000 in the nine months ended March 31, 2000 and approximately $458,000 for the three months ended March 31, 2000 incurred in connection with the various financing arrangements of the Company (there were no similar costs in the 1999 period);
(b) accounting and audit fees increased from $34,057 in the 1999 period to $73,104 in the 2000 period; (c) payroll expense increased from approximately $191,000 in the 1999 period to approximately $395,000 in the 2000 period as the result of additional employees; (d) expense for the nine months ended March 31, 2000 of $36,116 related to the settlement of the DiFrancesco Litigation; and (e) a general increase in most expenditures as a result of an increase in marketing activities. Legal expenses decreased by approximately 19% ($19,000) from approximately $183,000 for the nine months ended March 31, 1999 to approximately $164,000 for the nine months ended March 31, 2000. Public relations expenses decreased by approximately 44% ($144,000) from approximately $327,000 for the nine months ended March 31, 1999 to approximately $183,000 for the nine months ended March 31, 2000. Interest expense increased from the 1999 periods to the 2000 periods (an increase of $841,200 for the three month periods and $847,308 for the nine month periods) as a result of the additional debt of the Company and the $800,000 intrinsic value of the beneficial conversion feature of the convertible debentures.

     The Company experienced net losses of $1,765,338 and $2,867,897 for the three months ended and the nine months ended March 31, 2000, respectively, compared to net losses of $280,992 and $1,132,087 for the three months ended and nine months ended March 31, 1999.


Liquidity and financial condition
---------------------------------

     The Company has working capital of $2,872,355 at March 31, 2000 compared to a working capital deficit of $474,554 at June 30, 1999.

     The Company's current liabilities decreased to $311,898 at March 31, 2000 compared to $486,886 at June 30, 1999. The decrease was due in part to the conversion of approximately $298,000 of notes payable into common stock and a reduction of accounts payable made possible by the proceeds from the sale of $4,000,000 of convertible debentures and warrants. The debentures are due in January, 2002. A $130,577 Promissory Note payable to the President and CEO of the Company was partially paid, including interest, through the issuance of 358,420 shares of the Company's common stock.

     The Company's current operations are not generating positive cash flow. In order to meet operating needs, the Company entered into the following financial arrangements in the nine months ended March 31, 2000: (a) $332,750 was raised through the issuance of 1,369,911 shares of the Company's common stock; (b) $122,500 through the issuance of Promissory Notes with detached warrants exercisable for 857,500 shares of the Company's common stock; (c) $130,000 through the issuance of promissory notes convertible at $0.40 per share into common stock of the Company; (d) approximately $100,000 in connection with a December 1999 agreement with a third party, who had originally agreed to purchase from the Company up to $1,000,000 of previously unissued, restricted common shares, in $50,000 increments, at the lesser of $1.00 per share or 77.5% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date; and (e) in January and March, 2000, the Company issued $4,000,000 principal amount of the Company's 6% convertible debentures and warrants to purchase 400,000 shares of the Company's common stock for an aggregate purchase price of $4,000,000. The Company believes that completion of the February, 2000 agreement for $30,000,000 of equity financing will provide the Company with an adequate amount of cash reserves to fund the Company's plan of operations for the ensuing twelve months.

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

     The Company is continuing to look for additional financing through the marketing of its intellectual property through the pursuit of licensing, joint venture, co-manufacturing or other similar arrangement with connector manufacturers. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its products to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

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

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside the Company's control, pending the resolution of certain issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The original inventor filed a Motion of Appeal on March 29, 2000 regarding the Declaratory Judgment. The Company believes that the ultimate disposition of legal matters will not have a material adverse impact on results of operations, financial position, or cash flows.


Item 2 - Changes in Securities

     The Company made the following unregistered sales of its securities from June 30, 1999, to March 31, 2000.


 Date          Title of           Amount of
of Sale       Securities         Securities     Consideration       Purchaser
-------       ----------         ----------     -------------       ---------

 7/14/99     Common Stock          300,000       Financing           Mallory Smith, CPA
 7/15/99     Common Stock           15,000       Services            Kathy B. Leigh
 7/20/99     Common Stock           30,000       Financing           Terrence E. Dooher
 7/20/99     Common Stock           15,000       Financing           Dennis Ferraro
 7/20/99     Common Stock           10,000       Financing           David Ferraro
 7/20/99     Common Stock           25,000       Financing           Dennis S. McGuire
 7/22/99     Common Stock           25,000       Financing           Paul DeMott
 7/22/99     Common Stock           25,000       Financing           Ronald J. Damiana
 7/22/99     Common Stock           55,000       Services            Stan Richards
 8/01/99     Common Stock           25,000       Financing           Eric Foster
 8/01/99     Common Stock           25,000       Financing           Michael A. Curran
 8/06/99     Common Stock           50,000       Services            Thompson & Lowe, P.C.
 8/17/99     Common Stock           10,000       Financing           Leslie Smith
 8/17/99     Common Stock           25,000       Financing           R. Mark Richards
 9/02/99     Common Stock          500,000       Collateral          Nanopierce
                                                                       Technologies, Inc.
 9/15/99     Common Stock           25,000       Services            Gemini Investments,
                                                                       Ltd.
 9/24/99     Common Stock           15,000       Services            Kathy B. Leigh
10/18/99     Common Stock          455,934       Loan, Interest and  Paul H. Metzinger
                                                   Other Advances
10/18/99     Common Stock          110,000       Compensation Due    Dr. Herbert J. Neuhaus
10/26/99     Warrant to Acquire    140,000       Financing           Gemini Investments
              Common Stock
10/26/99     Warrant to Acquire    105,000       Financing           SLK Joint Venture$
              Common Stock



 Date          Title of           Amount of
of Sale       Securities         Securities     Consideration       Purchaser
-------       ----------         ----------     -------------       ---------

10/27/99     Warrant to Acquire    525,000       Financing           Dennis Ferraro
              Common Stock
10/27/99     Warrant to Acquire     70,000       Financing           Kelly Pitts
              Common Stock
10/27/99     Warrant to Acquire     70,000       Financing           Dennis McGuire
              Common Stock
10/29/99     Common Stock           40,000       Services            Thompson & Lowe, P.C.
11/01/99     Stock Option          300,000       Service of          Dr. Michael Wernie
                                                  Employee
11/01/99     Stock Option           15,000       Service of          Michael Kober
                                                  Employee
11/01/99     Stock Option           15,000       Service of          Karl-Heinz Kuhn
                                                  Employee
11/03/99     Common Stock          105,125       Financing           Stanley Richards
                                                  Commissions
11/08/99     Warrant to Acquire    140,000       Financing           Rodney Hock
              Common Stock
11/22/99     Warrant to Acquire     70,000       Financing           Larry Pisciotta
              Common Stock
12/10/99     Stock Option           50,000       Service of          K. Knight-McConnell
                                                  Employee
12/10/99     Warrant to Acquire  5,000,000       Financing           Standard Financial
              Common Stock                        Commissions         Group
12/10/99     Warrant to Acquire  5,000,000       Financing           Gemini Investments
              Common Stock                        Commissions         Ltd.
12/17/99     Warrant to Acquire     70,000       Financing           Dennis McGuire
              Common Stock
12/31/99     Common Stock          680,000       Services            Standard Financial
                                                                      Group
12/31/99     Common Stock          252,558       $50,000             Gemini Investments
12/31/99     Common Stock          252,558       $50,000             Gemini Investments
12/31/99     Common Stock           85,000       $29,750             Gemini Investments
12/31/99     Common Stock          132,397       $50,000             William J. Tannaz
 1/04/00     Warrant to Acquire     70,000       Financing           William Fitz
              Common Stock
 1/04/00     Warrant to Acquire     70,000       Financing           Dennis McGuire
              Common Stock
 1/06/00     Common Stock          132,398       $50,000             William J. Tannaz
 1/11/00     Warrant to Acquire    400,000       Financing           Equinox Investors LLC
              Common Stock
 1/11/00     Warrant to Acquire    230,000       Financing           EBI Securities
              Common Stock                        Commissions         Corporation
 1/12/00     Common Stock          787,899       Option Exercise     Zenith Petroleum Group
 1/13/00     Common Stock          185,308       Option Exercise     Barbara J. Drew
 1/20/00     Common Stock          200,000       Promissory Note     Growth International
                                                  Conversion
 1/20/00     Common Stock          125,000       Promissory Note     J Paul Consulting Corp
                                                  Conversion
 2/29/00     Stock Option           10,000       Service of          Bernhard Maier
                                                  Employee


 Date          Title of           Amount of
of Sale       Securities         Securities     Consideration       Purchaser
--------------------------------------------------------------------------------------

 3/14/00     Common Stock       (  500,000)      Cancel              Shares used for
                                                                      Security on Promissory
                                                                      Note
 3/14/00     Common Stock          250,000       Promissory Note     Gemini Investments
                                                  Conversion
 3/16/00     Common Stock            4,000       Promissory Note     William Fitz
                                                  Conversion
 3/16/00     Common Stock            4,000       Promissory Note     Dennis McGuire
                                                  Conversion
 3/16/00     Common Stock            6,000       Promissory Note     SLK Joint Venture
                                                  Conversion
 3/16/00     Common Stock            8,000       Promissory Note     Gemini Investments
                                                  Conversion
 3/16/00     Common Stock            3,000       Promissory Note     Dennis Ferraro
                                                  Conversion
 3/16/00     Common Stock            4,000       Promissory Note     Dennis McGuire
                                                  Conversion
 3/16/00     Common Stock            4,000       Promissory Note     Dennis McGuire
                                                  Conversion
 3/16/00     Common Stock            4,000       Promissory Note     Larry F. Pisciotta
                                                  Conversion
 3/16/00     Common Stock            4,000       Promissory Note     Kelly S. Pitts
                                                  Conversion
 3/16/00     Common Stock            8,000       Promissory Note     Rodney Hock
                                                  Conversion
 3/23/00     Common Stock          133,000       Exercise Warrant    Gemini Investments
 3/29/00     Common Stock           50,000       Exercise Warrant    Berliner Freiverkehr



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

                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (Registrant)

May 9, 2000                           /s/ Paul H. Metzinger
                                      ---------------------
                                      Paul H. Metzinger, President & CEO


May 9, 2000                           /s/ Kristi J. Kampmann
                                      ----------------------
                                      Kristi J. Kampmann, Chief Financial
                                       Officer

                                LIST OF EXHIBITS

                                                                   PAGE
                                                                    ---

Exhibit 11      Computation of Net Loss Per Share                   10
Exhibit 27      Financial Data Schedule                             11