Form 10KSB
period 2000-06-30
NANOPIERCE TECHNOLOGIES INC
filed 2000-09-28
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark one)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: June 30, 2000

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


         (Title of Class)     Name of Each Exchange On Which Registered
         ----------------     -----------------------------------------
           Common Stock,                     NASDAQ:BB
         $0.0001 Par Value               Frankfurt Exchange
                                          Hamburg Exchange

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

As of the close of trading on September 22, 2000, there were 36,136,702 common shares outstanding, 24,812,014 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on September 22, 2000, was approximately $53,494,702.


Transitional Small Business Disclosure     Yes       No    X
                                               -----     -----

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

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

     On January 19, 2000, the Company formed a wholly-owned subsidiary, Nanopierce Card Technologies, GmbH, in Hohenbrunn, Germany ("Nanocard" or "NCT"). The Company owns 100% of the equity of Nanocard. The subsidiary was created to market the Company's technology initially within the Smartcard/Smartlabel industry and eventually for all other electronic applications on an international basis.

     The Company plans to market the PI Technology and applications using the PI Technology. This involves the generation of revenues through the formation of joint ventures or strategic relationships with, or by licensing the PI Technology to, established manufacturers. Eventually, if warranted, the Company may undertake direct marketing of products utilizing the PI Technology. The development of applications utilizing the PI Technology presents a long-range opportunity for the Company to maximize the commercialization of its technology.

     The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS).

     In the Spring of 2000, the Company opened a facility in Colorado Springs, Colorado. This facility is utilized for the development of further applications of the NCS Technology. The facility houses the plating system used for the application of NCS to modules used in the production of Smart Cards.

     THE NANOPIERCE CONNECTION SYSTEM

     The PI Technology begins with metallized, treated diamond or other hard particles, which have been closely screened to a specified size. The particles are tightly classified in sizes ranging from 5 microns to 125 microns, depending upon the end-product application. These electrically conductive particles are attached onto contact sites using standard electroplating processes. By penetrating through the oxide, the embedded particles create a surface that provides numerous parallel electrical paths, thereby eliminating the wiping action of conventional contacts. The Company believes that its NCS is capable of penetrating surface contamination and oils to create an effective and reliable electrical contact.

     Reliable, connections can be made with NCS with as little as 10 grams of force per contact. This low-level of force is sufficient to drive the particles into the mating surface (for example an Input/Output pad on a silicon die) and provide low contact resistance. Moreover, the diamond particles do insignificant damage to the mating surface. This provides very long remate life with very little degradation of the connection.

     These particles can be applied to many different substrates- flexible, rigid, metallic and non-metallic. This wide range of substrates, coupled with the low contact force, gives the PI Technology the capability to make reliable connectors out of materials that would collapse if subjected to normal required contact forces.


     APPLICATIONS

     Commencing in January 1999 the Company successfully applied and introduced its technology to applications in the manufacturing of smart cards and smart labels. It is this industry's desire to obtain a secure, efficient connection between the microprocessor chip and the radio antenna in dual interface smart cards, contactless smart cards and contactless smart labels. The industry is currently restrained by the lack of a cost effective and reliable system for electrical connection of the microchip to the contact pads and/or antenna. The industry cannot satisfy the market demands for low cost and reliable contactless smart cards and smart labels with currently available technologies. The Company believes it has the solution for the industry, using the Nanopierce Connection System.

     Commencing in the Spring of 1999, the Company implemented its strategic business plan by forming strategic alliances intended to result in joint ventures to develop applications for its technology in the smart card/ smart label industry. In the Spring of 2000, the Company began the construction of a system to apply NCS to the chip module substrate tapes used in Smart Cards. The Company has entered into agreements, none of which, at this time require capital commitments by the Company, with the following members of the industry:


MULTITAPE GMBH & CO., KG AGREEMENT
----------------------------------

     On April 15, 1999, the Company entered into an Application Development Agreement with Multitape, GmbH & Co., KG, of Paderborn, Germany to develop the application of its technology on chip module substrate tapes manufactured by Multitape. Multitape is a major supplier of chip module substrate tapes to numerous card manufacturers including virtually all of the largest card manufacturers in the world. Once this application is tested to the satisfaction of the Company and Multitape, the parties contemplate that a more formal arrangement will be entered into between them to commercially exploit the opportunity.


MEINEN, ZEIGEL & CO. AGREEMENT
------------------------------

     On May 17, 1999, the Company entered in a Technology Cooperation Agreement with Meinen, Zeigel & Co., Munich, Germany to develop applications of its technology for dual interface smart card modules and the qualification and industrialization of a chip module embedding process on Meinen, Zeigel & Co. equipment. During the Spring of 2000, Meinen, Zeigel & Co., effectively discontinued operations. The Company anticipates no further meaningful activities with Meinen Zeigel & Co.

ORGA KARTENSYSTEMES, GMBH AGREEMENT
-----------------------------------

     On June 11, 1999, the Company entered into a Technology Development Agreement with ORGA Kartensystemes, GmbH ("ORGA"). ORGA of Flintbek, Germany, one of the leading manufacturers of dual interface smart cards, is working with the Company relating to the application of NCS to the design and manufacture of dual interface smart cards, particularly as it relates to the connection of the antenna to the chip modules. If all testing and qualifications standards are met, the Company contemplates entering into a formal joint venture or direct licensing of ORGA relating to the application of its technology to dual interface smart cards and other products of ORGA.


SCHLUMBERGER SYSTEMS, S.A.
--------------------------

     The Company entered into a Confidential Disclosure Agreement with Schlumberger Systems, S.A. effective July 8, 1999. Schlumberger Systems, S.A., is one of the world's largest producers of smart cards and similar products. The Company is in the process of exchanging information with Schlumberger Systems, S.A. relating to the application of its technology to dual interface smart cards and other applications.


GEMPLUS,
--------

     The Company entered into a Mutual Confidential Disclosure Agreement with Gemplus Corporation on November 5, 1999. Gemplus Corporation is a producer of Smart Cards and similar products. The Company is in the process of exchanging information with Gemplus Corporation relating to the application of its technology to Smart Card modules.


SIMOTECH, GMBH
--------------

     The Company entered into a Cooperative Agreement with Simotec, GmbH, effective June 2000. Simotec, GmbH specializes in developing, manufacturing and marketing fully automatic, flexible assembly machines for the semiconductor backend assembly field and the marketing of microsystem manufacturing. The Company will work with Simotec, GmbH to integrate the NCS Technology into the highly advanced flip-chip bonder of Simotec, GmbH, which can be used to manufacture Smart Labels.

     In addition to the SmartCard/SmartLabel Application, the Company has worked on the introduction of NCS to applications in other industries, such as LED and Cellular Phones. In connection with such developments, the Company has entered into the following agreements:


CIREXX CORPORATION AGREEMENT
----------------------------

     The Company has entered into an Agreement-In-Principle to form a joint venture or limited liability partnership with Cirexx Corporation, Santa Clara, California. The proposed joint venture or limited liability partnership will be organized to commercially exploit NCS in all applications. Cirexx Corporation is a world leader in the quick turn prototype design and production manufacturer of high technology, digital, RF, and analog flexible circuits and mixed technologies.

TAIKO DENKI, LTD.
-----------------

The Company is expanding the scope of its strategic business activities to embrace potential applications of NCS in the connector market. The Company has signed Confidentiality Agreements with Taiko Denki, Ltd., one of Japan's leading connector manufacturers relating to the application of its technology to the connector products of Taiko Denki, Ltd.


WAVECOM, LTD.
-------------

     In May 2000, the Company signed a Marketing Agreement with Wavecom, Ltd. of Mankato, Minnesota. Wavecom, Ltd. through its contacts in the cellular phone industry will provide the Company with an introduction to the manufacturers of cellular phones and other telecommunications products.


ELCOS, AG
---------

     In September 2000, the Company signed a Cooperation Agreement with Elcos, AG of Pfaffenhofen, Germany, to develop applications of the Company's technology to the manufacturing of light emitting diodes (LEDs) arrays. The Company anticipates that this market will become very significant in the future operations of the Company.


     SOFTWARE DEVELOPMENT AGREEMENTS

     The Company through its subsidiary Nanocard has signed agreements and contracts for software development and project management which are expected to generate revenue in fiscal year 2001. This line of activity is expected to increase in the future, and management anticipates that it could eventually evolve into a separate division or subsidiary of the Company.


LIPAG-3S SILICON TECH, INC. - 3S-PHOENIX
----------------------------------------

     This Contract covers the development of special machine control software for the new die bonder series machine from 3S Silicon Tech and the management of the entire international software project. Further business from this group is expected in the future.


TPSA OTO LUBLIN
---------------

     Telekomunikacja Polska S.A. (TPS.A.) through its OTO Lublin business division entered into a software development agreement with Nanocard to develop an expansion of its software to provide greater flexibility and new applications for coding chip cards with the existing automatic personalization systems of OTO Lublin. The contract is scheduled to last approximately 6 months. The Company anticipates that further business will develop with OTO Lublin.

     Generally, the Company believes that these initial software development contracts will lead to additional contracts, some of which could be from East European countries. Further, that while human resources will be needed for these agreements, no significant capital commitments are anticipated by the Company in connection with the agreements.

RESEARCH AND DEVELOPMENT

     The Company incurred research and development expenses of approximately $133,000 for the fiscal year ending June 30, 2000, and approximately $9,500 in 1999. The Company hopes to avoid incurring substantial research and development cash requirements by entering into joint ventures for the development of future PI Products.

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

INTELLECTUAL PROPERTY

     The Company will rely on a combination of patents, patent applications, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in the PI Technology and its application. The Company currently owns twelve U.S. patents (which expire from February 14, 2006 to August 1, 2017) and three patent applications pending related to the proprietary NCS.

     Prior to The Company's acquisition of the PI Technology, the inventor of the PI Technology or companies controlled by him granted the following exclusive and nonexclusive licenses to pursue the patents and patent applications relating to the PI Technology: (i) an exclusive license to Exatron Automatic Test Equipment Inc. ("Exatron") for use in the field of sockets in the automated handling and testing of integrated circuits and a non-exclusive license for other applications; (ii) an exclusive license to Micro Module Systems, Inc. for use in the field of certain Multi-Chip Module thin film bases, except attached or associated products including integrated circuits, socket, lids, heat sinks, housings and printed circuit boards; (iii) a non-exclusive license to Johnson-Matthey Semiconductor Packagings, Inc. for use in the field of laminate-based base products; (iv) a non-exclusive license to Multiflex, Inc. for use in the field of the laminate-based bases and metal bases; and (v) a non-exclusive license to Myers Consulting, Inc. for use in the field of laminate-based bases, metal bases, and wafer or semi-conductor products. These licenses have indefinite terms and, provided certain conditions are met, can be terminated by either party by written notice. The Company retains the right to exclude all other companies from using its patented technology without a license. Consequently, the Company may license such other companies as it chooses, provided the licensees are consistent with the exclusive licensees previously granted and other licensing restrictions that may appear in the prior licenses.

     All but two of the foregoing license agreements have been idle since their acquisition by the Company and therefore these agreements have not produced any royalty fees for the Company. Prior to the resolution of certain legal issues, royalties under the one active agreement are being held in an escrow account, and maintenance payments on one license are being held in a reserve account, outside of the Company's control. As part of the settlement of certain legal proceedings, (See - Item 3 Legal Proceedings) the Company does not expect to realize any significant royalty revenue from these agreements.

     In December 1998, MicroModule Systems, Inc. terminated all of its business operations and sold its assets to an industry associate. As a result of this, the Company has terminated the license of MicroModule Systems, Inc.

     On July 12, 2000 Johnson-Matthey Semiconductor Packagings, Inc. advised the Company that it had terminated its license effective July 12, 2000.

     As part of a Court Ordered Settlement Agreement terminating litigation between the Company and Mr. DiFrancesco, the inventor of the PI Technology, the Company on November 30,1999, granted Mr. DiFrancesco a two-year, non-exclusive license to apply the PI Technology to sockets, other than sockets used in the automated handling and testing of integrated circuits. The non-exclusive license will terminate at the end of the two-year term, without further notice or action by the Company, unless Mr. DiFrancesco has paid the Company royalties of not less than $25,000 during such two-year term, based upon the actual application of the PI Technology to sockets other than sockets used in the automated handling and testing of integrated circuits.

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

GOVERNMENT REGULATION

     The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its limited operations. Further, the Company believes that it is in compliance with all material German laws and regulations governing its limited operations in Germany. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the fiscal years ended June 30, 2000, or 1999.

EMPLOYEES

     As of June 30, 2000, the Company and its subsidiary had 13 employees. Messrs. Metzinger, Neuhaus, Wernle and Ms. Kampmann, key officers of the Company have signed Employment Agreements with the Company or Nanocard. (See- Item 10- "Directors and Officers of the Company") None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.


ITEM 2.     DESCRIPTION OF PROPERTIES

     The Company currently maintains its executive and administrative office in space provided by Intercell, a related party of the Company at 370 Seventeenth Street, Suite 3580, Denver, Colorado 80202. The Company also leases a facility located at 4180 Center Park Drive, Colorado Springs, Colorado 80916. The Company's wholly owned subsidiary leases a facility located at Lise-Meitner-Strasse, 1, D-85662, Hohenbrunn, Germany.


ITEM 3.     LEGAL PROCEEDINGS

     The Company and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology.

     As part of the Court Order, Mr. DiFrancesco is to receive all accrued and future royalty payments from the licenses, which were outstanding as of September 3, 1996. The Company also granted to Mr. DiFrancesco a two-year royalty bearing, non-exclusive license to use the PI Technology for certain specified applications.

     Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. The Company is opposing the Appeal and believes it will prevail on the merits of its case.

     Other than the above mentioned lawsuit, to the knowledge of the management of the Company there are no material legal proceedings pending or threatened (other than routine litigation incidental to business) to which the Company (or any officer, director, affiliate of beneficial owner of more than 5% of the Company's voting securities) is party or to which property of the Company is subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no meetings of security holders during the period covered by this report.


                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


PRICE RANGE OF COMMON STOCK

     The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD") The NASDAQ symbol for the Common Stock is "NPCT". The common stock of the Company is also traded on the Frankfurt Exchange under the symbol "NPI" and on the Hamburg Exchange under the symbol "916132".

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

1999 FISCAL YEAR           ASK          BID

September 30, 1998       $0.781       $0.718
December 31, 1998          0.33         0.32
March 31, 1999             0.70         0.66
June 30, 1999              0.47         0.42

2000 FISCAL YEAR

September 30, 1999       $ 0.34       $ 0.31
December 31, 1999          0.27         0.20
March 31, 2000             5.75         5.13
June 30, 2000              2.00         1.88

     As of June 30, 2000, there were approximately 262 holders of record of the Company's Common Stock.


DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from April 1, 2000 through June 30, 2000.



  DATE      TITLE OF
           SECURITIES      # OF SHARES   CONSIDERATION         PURCHASER
  ----    -----------      -----------   -------------         ---------

4/17/00   Stock Option            500   Services               David Correll
4/17/00   Stock Option         50,000   Services of Employee   Richard Cunningham
4/17/00   Stock Option         50,000   Services of Employee   Kristi J. Kampmann
4/17/00   Stock Option         35,000   Services of Employee   Michael Kober
4/17/00   Stock Option         35,000   Service of Employee    Karl-Heinz Kuhn
4/17/00   Stock Option         40,000   Service of Employee    Bernhard Maier
4/17/00   Stock Option          1,000   Services               Thor Metzinger
4/17/00   Stock Option        100,000   Service of Employee    Dr. Herbert J. Neuhaus
4/17/00   Stock Option            500   Services               Kalene Rivers
4/17/00   Stock Option        100,000   Service of Employee    Dr. Michael E. Wernle
4/17/00   Stock Option         50,000   Service of Employee    Frederick Blum
5/14/00   Common Stock        278,022   Warrant Exercise       Gemini Investments, Ltd.


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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain Statements contained in this Form 10-KSB contains "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. In this regard, see "MANAGEMENT'S DISCUSSION AND ANALYSIS - General" and "- Trends and Uncertainties". The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include, without limitation:

   - The rate of market development and acceptance of the interconnect technology the industry within which its subsidiary, The Company is concentrating its business activities.
   -    The unpredictability of the Company's sales cycle;
   -    The limited revenues and significant operating losses generated to date;
   -    The possibility of significant ongoing capital requirements
   -    The loss of any significant customer;
   - The ability of the Company to compete successfully with the other providers of interconnect technologies. See Description of Business -- Competition";
   - The ability of the Company to secure additional financing as and when necessary;
   - The ability of the Company to retain the services of its key management, and to attract new members of the management team;
   - The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

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

RESULTS OF OPERATIONS

     The Company recognized no revenues in the fiscal year ended June 30, 2000 or the fiscal year ended June 30, 1999. In the fiscal year ended June 30, 2000, income in the amount of $41,431 was earned from interest on various interest bearing cash and cash equivalent accounts compared to $714 in the fiscal year ended June 30, 1999.

     General and administrative expenses decreased to $2,521,715 for the year ended June 30, 2000 from $3,105,046 for the year ended June 30, 1999. This decrease is mainly due to a decrease in public relation fees from $1,960,951 for the fiscal year ended June 30, 1999 to $203,209 for the fiscal year ended June 30, 2000. Consulting expenses were $72,424 in the fiscal year ended June 30, 2000, a decrease from $126,858 in the fiscal year ended June 30, 1999. As the Company has been successful in entering into a number of application and development agreements, as well as, obtaining financing for its German subsidiary, management has been able to reduce its public relation and related expenditures. Professional fees increased to $93,549 in the fiscal year ended June 30, 2000 from $37,270 in the fiscal year ended June 30, 1999. This increase can be attributed to costs incurred in connection with Registration Statements filed by the Company during the year ended June 30, 2000. Payroll expenses increased to $627,371 in the fiscal year ended June 30, 2000 from $312,771 for the fiscal year ended June 30, 1999. Such increase is attributable to the hiring of employees for both the Colorado Springs facility and Nanocard.

     During the year ended June 30, 1999, Intercell Corporation, an affiliate of the Company, paid management fees of $47,000 to the Company for administrative and other services. No management fees were earned during the fiscal year ended June 30, 2000. All payables to the Company, by its affiliate Intercell Corporation were paid in full in the fiscal year ended June 30, 2000.

     The Company experienced net losses of $3,743,305 and $3,139,439 for the fiscal years ended June 30, 2000 and 1999, respectively. The increase can be attributed to the significant increase in interest expense to $1,129,933 in the fiscal year ended June 30, 2000 from $25,595 in the fiscal year ended June 30, 1999. Such increase can be attributed primarily to a $995,000 beneficial conversion feature related to the convertible debentures issued in 2000, which was recorded as interest expense in addition to the stated interest incurred with recent financings of the Company.

FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiary are measured using the local currency (the Euro) as the functional currency. Assets and liabilities of the subsidiary are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

FOREIGN CURRENCY TRANSACTIONS:

     Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the years ended June 30, 2000 and 1999.

LIQUIDITY & CAPITAL RESOURCES

     The independent auditors' report on the Company's financial statements as of June 30, 2000, and for each of the years in the two year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Financial Statements.

     In January 2000, the Company formed a wholly-owned subsidiary, Nanopierce Card Technologies, GmbH in Hohenbrunn, Germany. The subsidiary was created to market the Company's technology initially within the Smartcard/Smartlabel industry and eventually for all other electronic applications on an international basis. The Company has invested $476,000 in the equity of Nanocard and has advanced Nanopierce approximately $133,000 through June 30, 2000. In April 2000, the Company opened a facility in Colorado Springs, Colorado as the center of its applications work.

     In January 2000, the Company completed a $4 Million Convertible Debt financing. The Convertible Debentures have an interest rate of 6% and are convertible into free trading common shares of the Company, based on a 3-day average of the lowest closing market price in a 30 day time period. At June 30, 2000, $3,300,000 Convertible Debentures were outstanding, as a result of $700,000 in debenture conversions to equity through June 30, 2000.

     The Company, throughout the fiscal years of 1999 and 2000, signed various agreements with companies both overseas and in the United States. The agreements are to apply the Company's NCS technology to various products, mainly in the smart card industry. In addition, the Company has signed several software development contracts that are expected to generate revenue over the next fiscal year. Management is pursuing the development of further similar agreements both nationally and internationally with companies not only in the smart card industry, but other industries, as well. Further, the Company is working to advance the agreements already in place.

     The Company incurred research and development expenses of approximately $133,000 for the fiscal year ended June 30, 2000. Approximately $16,500 and $9,500 in fiscal years ended June 30, 2000 and 1999, respectively, were incurred in the application of the NCS technology to the products of the parties that the Company has signed various agreements with, in order to perform tests by such parties of the technology application to their products. Approximately $116,500 in fiscal year 2000 was incurred by Nanocard.

     The Company, at this time, does not recognize any revenues from the agreements it has signed. Further, the Company's current operations are not generating positive cash flow. To address the cash flow concern, the Company is in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. Further, the Company as mentioned above, is in talks with various companies to develop agreements applying its technology to their products and advancing those agreements it has already executed.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 7.     FINANCIAL STATEMENTS

The Financial Statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

     NAME AND AGE               POSITION                      PERIOD

Paul H. Metzinger (61)       Director, President,            December 1998 to
                              Chief Executive Officer         present

                             General Manager of Nanocard     January 19, 2000 to
                                                              present

Dr. Herbert J. Neuhaus (41)  Director, Executive             January 1999 to
                              Vice President of               present
                              Technology & Marketing

Kristi J. Kampmann (27)      Chief Financial Officer         October 15, 1999 to
                                                              present

                             Secretary                       February 1998 to
                                                              present

Dr. Michael E. Wernle (39)   Director, Executive Vice        November 1, 1999 to
                              President of Strategic          present
                              Business Development

                             President & Chief Executive     January 19, 2000 to
                              Officer  of Nanocard            present

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

BIOGRAPHICAL INFORMATION ON OFFICERS AND
DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was President and Chief Executive Officer of the Company from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present. He has been a director of the Company since February 26, 1998. He has served as the General Manager of Nanocard since January, 2000. In addition, he serves as the President and Chief Executive Officer and a Director of Intercell Corporation. Prior to becoming a director and officer of the Company, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

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

     Dr. Neuhaus received his Ph.D. degree in Physics form the Massachusetts Institute of Technology, Cambridge, Massachusetts in 1989 and his BS in Physics from Clemson University, Clemson, South Carolina in 1980.

     DR. MICHAEL E. WERNLE. Dr. Wernle has served as the Executive Vice President for Strategic Business Development and a Director of the Company, since November 1999. He has been the President and Chief Executive Officer of Nanocard since January 19, 2000. Dr. Wernle was formerly Chief Operations Officer for Meinen, Ziegel & Co., GmbH, Munich, Germany. He has also served as the Director of Production for Mikron/Philips-Graz, Graz, Austria. Where he was responsible for the development and production of RFID and Contactless Smart Card Systems.

     Dr. Wernle received his Ph.D. in applied physics from the Technical University of Vienna in 1990 and his Masters Degree in Industrial Electronics in 1988.

     KRISTI J. KAMPMANN. Ms. Kampmann was appointed the Chief Financial Officer of the Company on October 15, 1999. Ms. Kampmann has been Secretary of the Company since February 1998. In addition, she has served as the Secretary of Intercell, since July 28, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer and Chief Financial Officer, in addition, during the same period she served in the same capacity to the Chief Executive Officer of Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. She currently is attending the University of Colorado at Denver, where she is completing work on an M.B.A.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 2000 and 1999 (the "Named Executive Officers"):

                                 ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                 ----------------------------------------------------------------------
                                                                        AWARDS           PAYOUTS
                                                                        ------------------------
Name & Principal        Year    Salary    Bonus    Other Annual    Restricted    Securities   LTIP     All Other
    Position                      ($)      ($)     Compensation       Stock      Underlying  Payouts  Compensation
                                                        ($)        Awards ($)    Options (#)   ($)        ($)

Paul H. Metzinger,      2000   $165,000   $-0-      $ -0-           $ -0-            -0-      $ -0-    $ -0-
 Director, President    1999   $150,000   $-0-      $ -0-           $ -0-         500,000     $ -0-    $ -0-
 & CEO(1)

Dr. Herbert J. Neuhaus, 2000   $165,000   $-0-      $ -0-           $ -0-         100,000     $ -0-    $ -0-
 Director, Executive    1999   $150,000   $-0-      $ -0-           $ -0-         750,000     $ -0-    $ -0-
 Vice President of
 Technology & Marketing(2)

Dr. Michael E. Wernle,  2000   $165,000   $-0-      $ -0-           $ -0-         485,000     $ -0-    $ -0-
 Director, Executive    1999   $   -0-    $-0-      $ -0-           $ -0-                     $ -0-    $ -0-
 Vice President of
 Strategic Business
 Development, President
 & Chief Executive Officer
 of Nanocard (3)

Kristi J. Kampmann,     2000   $ 42,000   $-0-      $ -0-           $ -0-          50,000     $ -0-    $ -0-
 Chief Financial        1999   $          $-0-      $ -0-           $ -0-          50,000     $ -0-    $ -0-
 Officer, Secretary

_______________
(1) Paul Metzinger served as President and Chief Executive officer from February 26, 1998 to May 6, 1998, during that time period he did not receive monetary compensation for his services. Mr. Metzinger was re-appointed President & Chief Executive Officer on December 1, 1998. He is compensated pursuant to a written Employment Agreement, dated January 1, 1999 at an annual salary of $165,000.00.
(2) Dr. Neuhaus was appointed Executive Vice President of Technology and Marketing on January 6, 1999. He is compensated pursuant to a written Employment Agreement, dated January 1, 2000 at an annual salary of $165,000.00.
(3) Dr. Wernle was appointed Executive Vice President of Strategic Business Development in November, 1999. He was appointed the President & Chief Executive Officer of Nanocard on January 19, 2000. He is compensated pursuant to a written Employment Agreement, dated February 1, 2000, at an annual salary of $165,000.
(4) Kristi Kampmann was appointed the Chief Financial Officer on October 15, 1999. She was compensated pursuant to a written Employment Agreement, dated October 1999, at an annual salary of $42,000, which has been replaced by a written Employment Agreement, dated July 2000.

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

                             OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended June 30, 2000.


                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                        INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE VALUE AT
                              -------------------------------------               ASSUMED ANNUAL RATES OF STOCK
                                                                               PRICE APPRECIATION FOR OPTION TERM
                                                                               ----------------------------------
                                       % of Total
                          Options       Options       Exercise
     Name                 ./SARS         /SARS         or Base      Expiration       5%($)       10%($)
     ----                 Granted      Granted to       Price          Date          -----       ------
                         in Fiscal     Employees       ($/sh)          ----
                          Year (#)     in Fiscal       ------
                          --------       Year
                                         ----

Paul H. Metzinger             -            -              -              -              -            -

Dr. Herbert J. Neuhaus    100,000       13.16%         $2.75         4/17/10        172,946      438,279

Dr. Michael E. Wernle     300,000       39.47%         $0.52         11/1/09         98,108      248,624

                          160,000       21.05%         $2.75         4/17/10        276,714      701,247

Kristi J. Kampmann         50,000        6.58%         $2.75         4/17/10         86,473      219,140

_______________
l Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year option term. The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth, which may or may not occur.
2 Computed based on the average closing bid and asked prices on the date of grant.
3 Based on a total of 760,000 options granted to employees in the fiscal year ended June 30, 2000.
4 Numbers in parentheses are negative numbers.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES


     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 2000 by the Company's executive officers and the 2000 fiscal year-end value of unexercised options.


                  Aggregated Option/SAR Exercises in Last Fiscal Year,
                         and Fiscal Year-end Option/SAR Values
                                                         Number of Securities          Value of Unexercised
                                                         Underlying Unexercised             In-the-Money
                                                         Options/SARS at Fiscal            Options/SAR at
                                                                  Year(1)                  FY - End ($)(1)
                                                         ---------------------------------------------------
                         Shares
      NAME             Acquired on                             Exercisable/                 Exercisable/
      ----              Exercise     Value Realized ($)        Unexercisable                Unexercisable
                        --------     ------------------        -------------                -------------
                          (#)
                          ---

Paul H. Metzinger          0                0                   2,000,000/0                 $3,880,000/0
Dr. Herbert J. Neuhaus     0                0                     850,000/0                  1,649,000/0
Dr. Michael E. Wernle      0                0                     485,000/0                    940,900/0
Kristi J. Kampmann         0                0                     150,000/0                    291,000/0

_______________
1 The average of the closing bid and asked price of the Common Stock on June 30, 2000 ($1.94) was used to calculate the option value.


EMPLOYMENT AGREEMENTS

     On January 1, 1999, the Company entered into an employment agreement with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company. The employment agreement with Mr. Metzinger expires December 31, 2002. On January 6, 1999 the Company entered into an employment agreement with Dr. Herbert J. Neuhaus to serve as the Executive Vice President of Technology and Marketing. The employment agreement with Dr. Neuhaus was renewed on January 1, 2000 and expires December 31, 2003. On November 1, 1999, the Company entered into an employment agreement with Dr. Michael E. Wernle to serve as the Executive Vice President Strategic Business Development. This employment agreement has been superceded by his employment agreement with Nanocard. On February 1, 2000, Nanocard entered into an employment agreement with Dr. Michael
E. Wernle to serve as the President of Nanocard. The employment agreement between Dr. Wernle and Nanocard expires at the end of the calendar month, in which Dr. Wernle becomes 65 years old.

     The above mentioned executives receive annual compensation of $165,000 for the calendar year of 2000. Salaries increase on January 1st at a rate of approximately 9%.

     On July 15, 2000, the Company entered into an employment agreement with Kristi J. Kampmann to serve as the Chief Financial Officer. Such employment agreement expires on July 15, 2002. Pursuant to her employment agreement Ms. Kampmann receives an annual salary of $54,600 to be increased to $60,000 upon the completion of over $10 Million in financing by the Company, and to be increased to $75,000 annually upon the completion of her MBA.

     In connection with the Employment Agreements, generally, the Company or the Employee may terminate the Employment Agreement at any time with or without cause. In the event the Company terminates an Employment Agreement for cause or the Employee terminates his Employee Agreement without cause, all of such Employee's rights to compensation would cease upon the date of his termination. If the Company terminates an Employment Agreement without cause, the Employee terminates his Employment Agreement for cause, or in the event of a change in control, the Company will pay to the Employee all compensation and other benefits that would have accrued and/or been payable to the Employee during the full term of the Employment Agreement.

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

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. During the fiscal year ended June 30, 2000, the Company granted options to purchase 760,000 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of June 30, 2000, 4,737,000 options are exercisable.

     The Company has one Stock Option Plan entitled the Nanopierce Technologies, Inc. 1998 Compensatory Stock Option Plan. The Company has reserved 5,400,000 shares of common stock for issuance under the Plan.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of June 30, 2000 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner      Number of Shares           % OF
                                                                OUTSTANDING (7)
Paul H. Metzinger, President
 Chief Executive Officer and Director
370 17th Street, Suite 3580
Denver, CO 80202                            4,093,058(1)             7.98%

Cheri L. Perry/Metzinger
3236 Jellison Street
Wheat Ridge, CO 80033                       4,093,058(2)             7.98%

Dr. Herbert J. Neuhaus, Executive
 Vice President of Technology &
 Marketing and Director
770 Marroonglen Court
Colorado Springs, CO 80096                    960,000(3)             1.87%

Kristi J. Kampmann, Chief Financial
 Officer
370 17th Street, Suite 3580
Denver, CO 80202                              169,080(4)             0.33%

Dr. Michael E. Wernle, Executive
 Vice President of Strategic
 Business Development, President
 & Chief Executive Officer of Nanocard
370 17th Street, Suite 3580
Denver, CO 80202                              485,000(5)             0.95%

Intercell Corporation
370 17th Street, Suite 3580
Denver, CO 80202                            9,177,550(6)            17.88%

All officers and directors
 as a group (4 persons)                     5,707,138(7)            11.12%

(1) Consists of 1,010,251 shares owned indirectly & beneficially through his wife, Cheri L. Metzinger, 1,082,807 owned directly of record and beneficially; 1,000,000 shares subject to a presently exercisable option expiring February 26, 2008; 500,000 shares subject to a presently exercisable option expiring February 27, 2008 and 500,000 shares subject to a presently exercisable option expiring March 12, 2009.
(2) Consists of 1,010,251 shares owned directly, of record and beneficially; 1,082,807 shares owned indirectly and beneficially through her husband, Paul H. Metzinger and beneficial ownership of 2,000,000 shares subject to options held by her husband.
(3) Consists of 110,000 shares owned directly, of record and beneficially; 500,000 shares subject to a presently exercisable option expiring January 6, 2009, 250,000 shares subject to a presently exercisable option expiring March 12, 2009, 100,000 shares subject to a presently exercisable option expiring April 17, 2010.
(4) Consists of 19,080 shares held directly, of record and beneficially and 50,000 shares subject to a presently exercisable option expiring February 26, 2008, 50,000 shares subject to a presently exercisable option expiring March 12, 2009, 50,000 shares subject to a presently exercisable option expiring April 17, 2010.
(5) Consists of 25,000 shares subject to a presently exercisable option expiring March 12, 2009, 300,000 shares subject to a presently exercisable option expiring November, 2009 and 160,000 shares subject to a presently exercisable option expiring April 2010.
(6) Consists of 9,177,550 shares held directly, of record and beneficially. Intercell Corporation is an affiliate of the Company, Paul H. Metzinger is the President, Chief Executive Officer, a director and a principal shareholder of Intercell Corporation, but he disclaims beneficial ownership of the shares held by Intercell Corporation.
(7) Based on 35,113,674 shares of common stock issued and outstanding on June 30, 2000 and assuming exercise of all 4,737,000 presently exercisable options and exercise of 11,437,500 outstanding warrants, there would be 51,318,174 shares outstanding. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended June 30, 1999, Paul H. Metzinger, President & Chief Executive Officer, a Director and a major shareholder of the Company loaned the Company $130,577. This amount was represented by a demand, unsecured Corporate Promissory Note in the amount of $130,577, dated April 1, 1999. The Note bears interest at the rate of 8% per annum. During 2000, the Company paid the Corporate Promissory Note in full using a combination of 455,934 shares of common stock and $47,582 in cash.

     In addition, a former affiliate and a shareholder of the Company made certain loans to the Company amounting to $66,837. Cheri L. Metzinger, wife of Paul H. Metzinger, acquired such Note from such shareholder by paying the face amount of the Notes. The Company issued a demand unsecured Corporate Promissory Note in the amount of $66,837, dated March 31, 1999, bearing interest at the rate of 10% per annum to Cheri L. Metzinger. As of June 30, 1999, the Company had made no payments to Mrs. Metzinger.

     As previously stated options were granted to each of Dr. Herbert J. Neuhaus, Dr. Michael E. Wernle and Kristi J. Kampmann, officers and directors of the Company, during the fiscal year ended June 30, 2000.

                                     PART IV


ITEM 13.     EXHIBITS


     (a)  The following documents are filed as a part of this Report.

          (i) Financial Statements. See Index to Financial Statements on page F-1 of this Report.

          (ii) Exhibits. The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT NO.     DESCRIPTION
   2            Agreement dated February 26, 1998, by and among the registrant,
                 Particle Interconnect Corporation and Intercell Corporation (4)
   2.02         Application and Development Agreement, dated April 15, 1999, by and among the registrant and Multitape & Co., GmbH, KG. (2)
   2.03         Technology Cooperation Agreement, dated May 17, 1999, by and among the registrant and Meinen, Zeigel & Co. (2)
   2.04         Technology Development Agreement, dated June 11, 1999, by and among the registrant and ORGA Kartensysteme, GmbH. (2)
   2.05         Agreement-In-Principle, dated May 18, 1999, by and among the registrant and Cirrex Corporation. (2)
   4.01         The Articles of Incorporation of the Company (3)
   4.02         Amendment to the Articles of Incorporation of the Company (3)
   4.03         Certificate of Designation of Rights and Preferences of the
                 Series A Preferred Stock (4)
   4.04         Certificate of Designation of Rights and Preferences of the
                 Series B Preferred Stock (5)
   4.05         Certificate of Designation of Rights and Preferences of the
                 Series C Preferred Stock (5)
   4.06         Form of Common Stock Certificate (3)
   4.07         The By-laws of the Company (3)
  10.01         Employment and Non-Disclosure, Non-Competition Agreement,
                 dated January 1, 1999, between Paul H. Metzinger and the registrant (2)
  10.02         Employment and Non-Disclosure, Non-Competition Agreement,
                 dated January 6, 1999, between Dr. Herbert J. Neuhaus and
                 the registrant (2)
  10.03         Employment and Non-Disclosure, Non-Competition Agreement,
                 dated July 15, 2000, between Kristi J. Kampmann and the registrant (1)
  11            Statement regarding Computation of Per Share Earnings (1)
  27            Financial Data Schedule (1)
___________________
1     Filed herewith
2     Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
3     Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998.
4     Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
5     Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NANOPIERCE TECHNOLOGIES, INC.,
(a Nevada corporation)


Date: September  25, 2000        By /s/ Paul H. Metzinger
                                    ---------------------------------------
                                    Paul H. Metzinger, Director, Chief
                                     Executive Officer & President


Date:  September 25, 2000        By: /s/ Kristi J. Kampmann
                                    ---------------------------------------
                                     Kristi J. Kampmann, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date: September  25, 2000        By /s/ Paul H. Metzinger
                                    ---------------------------------------
                                    Paul H. Metzinger, Director, Chief
                                     Executive Officer & President


Date: September 25, 2000         By /s/ Herbert J. Neuhaus
                                    ---------------------------------------
                                    Herbert J. Neuhaus, Director & Executive
                                     Vice President of Technology & Marketing

                          NANOPIERCE TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Financial statements:

     Consolidated Balance Sheet - June 30, 2000                          F-3

     Consolidated Statements of Operations -
        Years ended June 30, 2000 and 1999                               F-4

     Consolidated Statements of Comprehensive Loss -
        Years ended June 30, 2000 and 1999                               F-5

     Consolidated Statements of Shareholders' Deficit -
        Years ended June 30, 2000 and 1999                               F-6

     Consolidated Statements of Cash Flows -
        Years ended June 30, 2000 and 1999                               F-10

     Notes to Consolidated Financial Statements                          F-12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Nanopierce Technologies, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiary as of June 30, 2000, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanopierce Technologies, Inc. and subsidiary as of June 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $3,743,305 for the year ended June 30, 2000, and an accumulated deficit of $8,728,220 as of June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
September 8, 2000

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                  ASSETS
Current assets:
  Cash and cash equivalents                                    $2,466,293
  Interest receivable                                               4,370
  Prepaid expenses                                                 44,449
                                                                ---------
     Total current assets                                       2,515,112
                                                                ---------
Property and equipment:
  Machinery                                                        94,551
  Office equipment and furniture                                   69,171
                                                                ---------
                                                                  163,722
  Less accumulated depreciation                                (   10,195)
                                                                ---------
                                                                  153,527
                                                                ---------
Other assets:
  Marketable securities                                             1,941
  Deposits and other                                               25,423
  Intellectual property rights, net of accumulated
     amortization of $234,315                                     765,685
                                                                ---------
                                                                  793,049
                                                                ---------
                                                               $3,461,688
                                                                =========
                  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Notes payable, related parties (Note 5)                      $   66,837
  Accounts payable                                                 65,435
  Accrued liabilities:
    Interest                                                       74,549
    Other                                                          34,168
  Deferred revenue                                                 16,822
                                                                ---------
      Total current liabilities                                   257,811
                                                                ---------
Convertible debentures (Note 7)                                 3,255,615
                                                                ---------
      Total liabilities                                         3,513,426
                                                                ---------
Commitments and contingencies (Note 9)
Shareholders' deficit (Notes 7 and 8):
     Preferred stock, $0.0001 par value; 5,000,000
       shares authorized:
        Series A; no shares issued and outstanding
        Series B; maximum of 75,000 shares issuable; no
          shares issued and outstanding
        Series C; maximum of 700,000 shares issuable; no
          shares issued and outstanding
     Common stock, $0.0001 par value; 100,000,000 shares
       authorized; 35,113,674 shares issued and outstanding         3,511
     Additional paid-in capital                                 8,673,504
     Accumulated other comprehensive loss                      (      533)
     Accumulated deficit                                       (8,728,220)
                                                                ---------
               Total shareholders' deficit                     (   51,738)
                                                                ---------
                                                               $3,461,688
                                                                =========

               See notes to the consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2000 AND 1999


                                                               2000            1999
                                                               ----            ----
Operating expenses:
  Research and development                                $   133,088           9,512

  General and administrative expenses:
      Related party (Note 6)                                      -         1,614,791
      Other                                                 2,521,715       1,490,255
                                                            ---------       ---------
                                                            2,654,803       3,114,558
                                                            ---------       ---------

Loss from operations                                       (2,654,803)     (3,114,558)
                                                            ---------       ---------

Other income (expense):
     Interest income                                           41,431             714
     Interest expense:
        Related party                                      (   10,548)     (   10,330)
        Other                                              (1,119,385)     (   15,265)
                                                            ---------       ---------
                                                           (1,088,502)     (   24,881)
                                                            ---------       ---------

Net loss                                                   (3,743,305)     (3,139,439)

Series A and B preferred stock dividends (Note 8)                 -        (  160,633)
                                                            ---------       ---------

Net loss applicable to common shareholders                $(3,743,305)     (3,300,072)
                                                            =========       =========

Net loss per share, basic and diluted,
 applicable to common shareholders.                       $(     0.11)     (     0.23)
                                                            =========       =========

Weighted average number of common shares
 outstanding                                               32,709,638      14,457,613
                                                           ==========      ==========


                            See notes to the consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       YEARS ENDED JUNE 30, 2000 AND 1999


                                   2000         1999
                               ------------  -----------
Net loss                       $(3,743,305)  (3,139,439)

Unrealized gain on securities          993          543

Foreign currency
  translation adjustments       (    2,474)         -
                                 ---------    ---------

Comprehensive loss             $(3,744,786)  (3,138,896)
                                 =========    =========


               See notes to the consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 2000 AND 1999


                                          Preferred stock          Common stock
                                          ---------------          ------------          Additional
                                         Shares     Amount      Shares      Amount     paid-in-capital
                                         ------     ------      ------      ------     ---------------

Balances, July 1, 1998                      100    $ 500,000   12,125,100   $1,213     $ 1,736,690

Common stock issued for services                                  762,500       76         556,199

Shares of series B preferred stock
 issued  for cash                        75,000      660,000

Shares of Series B preferred stock
 converted to common stock              (75,000)    (660,000)   2,974,687      297         659,703

Shares of Series A preferred stock
 converted to common stock              (   100)    (500,000)   7,250,000      725         499,275

Common stock issued for accrued
 dividends on Series B preferred stock                             97,277       10          24,893

Common stock issued for accrued
 dividends on Series A preferred stock                            752,550       75         196,072

Common stock issued to Intercell to
 replace Nanopierce stock issued
 for services by Intercell Corporation                          4,650,000      465       1,529,535

Common stock issued for cash                                    1,070,000      107         249,893

Net loss

Shares issued upon exercise of
 stock option                                                      52,500        5      (        5)

Advances to Intercell Corporation

Other comprehensive loss - change
 in unrealized gain on securities
                                         ------      -------    ---------    -----       ---------






















                                         Accumulated other                 Receivable       Total
                                           comprehensive     Accumulated      from      shareholders'
                                            income(loss)       deficit      Intercell  equity(deficit)
                                            ------------       -------      ---------  ---------------

Balances, July 1, 1998                      1,491            (1,624,426)                   614,968

Common stock issued for services                                                           556,275

Shares of series B preferred stock
 issued for cash                                                                           660,000

Shares of Series B preferred stock
 converted to common stock

Shares of Series A preferred stock
 converted to common stock

Common stock issued for accrued
 dividends on Series B preferred stock                       (   24,903)

Common stock issued for accrued
 dividends on Series A preferred stock                       (  196,147)

Common stock issued to Intercell to
 replace Nanopierce stock issued
 for services by Intercell Corporation                                                   1,530,000

Common stock issued for cash                                                               250,000

Net loss                                                     (3,139,439)                (3,139,439)

Shares issued upon exercise of stock option

Advances to Intercell Corporation                                          $( 69,182)   (   69,182)

Other comprehensive loss - change
 in unrealized gain on securities         (   543)                                      (      543)
                                           ------             ---------      -------     ---------


                                   (Continued)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 2000 AND 1999
                                   (CONTINUED)


                                          Preferred stock          Common stock
                                          ---------------          ------------          Additional
                                         Shares     Amount      Shares      Amount     paid-in-capital
                                         ------     ------      ------      ------     ---------------

Balances, June 30, 1999                     -            -      29,734,614   2,973       5,452,255

Common stock issued for services            -            -         985,125      99         276,851

Common stock issued for cash                -            -       1,369,911     137         332,613

Common stock issued for note
 payable, accrued interest and
 accounts payable to officers               -            -         565,934      57         152,745

Common stock issued upon exercise
 of stock options and warrants              -            -       1,434,229     143          49,777

Common stock issued for notes
 payable                                    -            -         624,000      62         298,005

Common stock issued for convertible
 debentures and accrued interest            -            -         399,861      40         703,953

Warrants issued in connection
 with notes payable and
 convertible debentures                     -            -             -       -           122,305

Warrants issued for services                -            -             -       -           290,000

Beneficial conversion feature
 related to convertible debentures          -            -             -       -           995,000

Payments received from
 Intercell Corporation                      -            -             -       -               -

Net loss                                    -            -             -       -               -

Change in unrealized gain on
 securities                                 -            -             -       -               -
Foreign currency translation
 adjustments                                -            -             -       -               -
                                         ------      -------    ----------   -----       ---------

Balances, June 30, 2000                     -            -      35,113,674  $3,511       8,673,504
                                         ======      =======    ==========   =====       =========















                                         Accumulated other                 Receivable       Total
                                           comprehensive     Accumulated      from      shareholders'
                                            income(loss)       deficit      Intercell  equity(deficit)
                                            ------------       -------      ---------  ---------------

Balances, June 30, 1999                       948            (4,984,915)   (  69,182)      402,079

Common stock issued for services              -                     -            -         276,950

Common stock issued for cash                  -                     -            -         332,750

Common stock issued for note
 payable, accrued interest and
 accounts payable to officers                 -                     -            -         152,802

Common stock issued upon exercise
 of stock options and warrants                -                     -            -          49,920

Common stock issued for notes
 payable                                      -                     -            -         298,067

Common stock issued for convertible
 debentures and accrued interest              -                     -            -         703,993

Warrants issued in connection
 with notes payable and
 convertible debentures                       -                     -            -         122,305

Warrants issued for services                  -                     -            -         290,000

Beneficial conversion feature
 related to convertible debentures            -                     -            -         995,000

Payments received from
 Intercell Corporation                        -                     -         69,182        69,182

Net loss                                      -              (3,743,305)         -      (3,743,305)

Change in unrealized gain on
 securities                                   993                   -            -             993
Foreign currency translation
 adjustments                              ( 2,474)                  -            -      (    2,474)
                                           ------             ---------     --------     ---------

Balances, June 30, 2000                   (   533)           (8,728,220)         -      (   51,738)
                                           ======             =========     ========     =========


                                      See notes to the consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                  2000           1999
                                                                  ----           ----
Cash flows from operating activities:
  Net loss                                                   $(3,743,305)    (3,139,439)
                                                               ---------      ---------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                       100,000        100,000
      Depreciation expense                                        10,195            -
      Amortization of discount on note receivable                    -       (      346)
      Amortization of discount on debentures                      21,615            -
      Amortization of beneficial conversion
        feature on convertible debentures                        995,000            -
      Provision for losses on notes receivable                       -           37,835
      Expenses incurred in exchange for common
        stock and warrants                                       566,950      2,086,275
    Changes in operating assets and liabilities:
      Increase in interest receivable                         (    4,370)           -
      Increase in prepaid expenses                            (   44,449)    (    1,367)
      Increase in accounts payable and
        accrued liabilities                                       26,564         52,190
      Increase in deferred revenue                                16,822            -
      Increase in deposits and other assets                   (   13,732)    (   10,000)
                                                               ---------      ---------
  Total adjustments                                            1,674,595      2,264,587
                                                               ---------      ---------
Net cash used in operating activities                         (2,068,710)    (  874,852)
                                                               ---------      ---------
Cash flows from investing activities:
  Purchase of property and equipment                          (  163,722)           -
  Advances to Intercell Corporation                                  -       (   69,182)
  Payments received on Intercell Corporation advance              69,182            -
  Payments received on note receivable                            54,100          1,250
  Increase in notes receivable                                (   44,100)    (   10,000)
                                                               ---------      ---------
Net cash used in investing activities                         (   84,540)    (   77,932)
                                                               ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of convertible debentures
    and warrants                                               4,000,000            -
  Proceeds from notes payable:
    Related party                                                    -           53,414
    Other                                                        302,500            -
  Payments on note payable                                    (   62,582)    (   10,000)
  Proceeds from issuance of Series B preferred stock                 -          660,000
  Proceeds from exercise of options and warrants                  49,920            -
  Proceeds from issuance of common stock                         332,750        250,000
                                                               ---------      ---------
Net cash provided by financing activities                      4,622,588        953,414
                                                               ---------      ---------
Effect of exchange rate changes on cash and cash equivalents  (    3,686)           -
                                                               ---------      ---------
Net increase in cash and cash equivalents                      2,465,652            630
Cash and cash equivalents, beginning                                 641             11
                                                               ---------      ---------
Cash and cash equivalents, ending                             $2,466,293            641
                                                               =========      =========

                                   (continued)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999
                                   (CONTINUED)


                                                                   2000         1999
                                                                   ----         ----

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $    6,329        9,498
                                                                 ========    =========

Supplemental schedule of non-cash investing and financing activities:

     Conversion of note payable, accrued interest and
       accounts payable to officers, to common stock           $  152,802          -
                                                                 ========    =========

     Conversion of notes payable, and
       accrued interest to common stock                        $  298,067          -
                                                                 ========    =========

     Conversion of debentures and accrued
       interest to common stock                                $  703,993          -
                                                                 ========    =========

     Warrants issued in connection with notes
       payable and convertible debentures                      $  122,305          -
                                                                 ========    =========

     Conversion of Series A and B preferred stock
       to common stock                                         $      -      1,160,000
                                                                 ========    =========

     Common stock issued for accrued preferred stock dividends $      -        221,050
                                                                 ========    =========


                   See notes to the consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), and its wholly owned foreign subsidiary, Nanopierce Card Technologies GmbH, Hohenbrunn (NCT), a Germany subsidiary, which was incorporated on January 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. NCT activities through June 30, 2000 consist primarily of administrative, research and development activities.

     BUSINESS:

     The Company is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and has begun to market the PI Technology to companies in various industries for a wide range of applications.

     ORGANIZATION:

     In February 1998, the Company acquired the PI Technology from Particle Interconnect Corporation, a subsidiary of Intercell Corporation (Intercell), in exchange for 7,250,000 shares of the Company's common stock and 100 shares of the Company's Series A voting preferred stock (converted to 7,250,000 shares of common stock during the year ended June 30, 1999). At June 30, 2000 Intercell owns approximately 26% of the outstanding common stock of the Company. Prior to the acquisition of the PI Technology, Particle Interconnect Corporation primarily incurred expenses related to the research and development of the PI Technology, but had no revenue-producing activities or any other significant ongoing business activities.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair values of the Company's cash equivalents, receivables, accounts payable and accrued expenses approximate their carrying amounts due to the short maturities of these instruments. The fair value of the Company's payables to related parties are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amounts of the Company's convertible debentures approximate fair value because the effective interest rate of the debentures is believed to be similar to rates currently available to the Company for instruments with similar risks.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

     INTELLECTUAL PROPERTY:

     The PI Technology was acquired upon the issuance of 7,250,000 shares of common stock and 100 shares of Series A preferred stock of the Company and was valued at the estimated fair value of the PI Technology at the date of acquisition based on a written cash offer for Particle Interconnect from an outside third party. This third party is a manufacturer in a field which uses the intellectual property. The intellectual property is being amortized using the straight-line method over 10 years. The 10-year period is based on the estimated useful life, limited by the remaining average patent protection period. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the PI Technology, along with projected operating information. Based on its evaluation, management does not believe that there has been any impairment through June 30, 2000.

     MARKETABLE SECURITIES:

     Marketable securities consist of approximately 23,700 shares of common stock of Intercell. These securities are classified as available-for-sale and are carried at fair value based upon quoted market prices. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component of comprehensive income (loss), included as a separate item in shareholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense).

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost. Depreciation expense is provided by use of the accelerated and straight-line methods over the estimated useful lives of the assets, generally 3 to 10 years for machinery, office equipment and furniture.

     REVENUE RECOGNITION:

     Revenues from the sale of products or product licenses are generally recorded at the time of delivery to the customer and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable.

     RESEARCH AND DEVELOPMENT:

     Research and development costs are expensed as incurred.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999

1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiary are measured using the local currency (the Euro) as the functional currency. Assets and liabilities of the subsidiary are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

     FOREIGN CURRENCY TRANSACTIONS:

     Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the years ended June 30, 2000 and 1999.

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

     COMPREHENSIVE INCOME:

     SFAS No. 130, Reporting Comprehensive Income, establishes new rules for the reporting and display of comprehensive income and its components. SFAS
     No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss). Accumulated other comprehensive loss of ($533) at June 30, 2000, consists of an unrealized gain on marketable securities of $1,941 and foreign currency translation adjustments of ($2,474).

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

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options, warrants, and convertible preferred stock and debentures are not considered in the calculation, as the impact of the potential common shares (16,204,500 shares at June 30, 2000 and 5,345,000 shares at June 30, 1999) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

     RECLASSIFICATIONS:

     Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

2.   GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS:

     The Company's financial statements for the year ended June 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $3,743,305 for the year ended June 30, 2000, and an accumulated deficit of $8,728,220 as of June 30, 2000. The Company has not recognized any revenues from its PI technology and expects to incur continued cash outflows which are expected to result in a working capital deficiency within the next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     The Company believes that if financing can be completed, adequate funding may then be available to support operations for the next twelve months.
     The Company also believes that sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


3.   RISK CONSIDERATIONS:

     BUSINESS RISK:

     The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

     INTERNATIONAL OPERATIONS:

     The Company's subsidiary (NCT) operations are located in Germany. NCT transactions are conducted in currencies other than the U.S. dollar (the currency into which NCT's historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

4.   NOTES RECEIVABLE:

     At June 30, 1999, the Company had a $10,000, 8%, unsecured note receivable from a third party. In December 1999, the Company loaned an additional $44,100 to this party, and in January 2000, the entire $54,100 was collected.

     During the year ended June 30, 1999, the Company recorded a loss of approximately $38,000 in connection with the write off of the balance due on a note receivable which was deemed uncollectible. The note was received in connection with a sale of assets in 1996.

5.   NOTES AND OTHER PAYABLES - RELATED PARTIES:

     At June 30, 2000, the Company has an unsecured, $66,837 promissory note payable to a party related to an officer of the Company. The note bears interest at 10% and is due on demand.

     During the year ended June 30, 2000, the Company issued 565,934 shares of common stock and paid $47,582 in cash to officers of the Company in full settlement of a note payable, accrued interest, and other payables totaling $200,384.

6.   RELATED PARTY TRANSACTIONS:

     RECEIVABLE FROM INTERCELL:

     At June 30, 1999, the Company had an unsecured, non-interest bearing receivable for $69,182 due from Intercell, which was classified as a reduction of shareholders' equity at June 30, 1999. This receivable was paid in full during the year ended June 30, 2000.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


     GENERAL AND ADMINISTRATIVE EXPENSES:

     Related party general and administrative expenses during the year ended June 30, 1999 consist of the following (none were incurred in 2000):

     Expenses paid by Intercell:
       Salaries and benefits                $      25,794
       Legal                                       33,434
       Travel                                       7,121
       Other                                       57,954
                                              -----------
                                                  124,303
     Marketing services in exchange
       for common stock                         1,500,000
                                              -----------
                                            $   1,624,303
                                              ===========

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

     During 1999, the Company also issued 150,000 shares of common stock to Intercell, which were valued at $30,000, the market value of the common stock at the date of the transaction, in satisfaction of a portion of a payable due to Intercell.

7.   CONVERTIBLE DEBENTURES AND NOTES PAYABLE:

     CONVERTIBLE DEBENTURES:

     During the year ended June 30, 2000, the Company issued $4,000,000 of 6% convertible debentures and warrants to purchase 400,000 shares of the Company's common stock for an aggregate purchase price of $4,000,000. The portion of the proceeds applicable to the warrants was determined to be $66,000 utilizing the Black-Scholes pricing model. The debentures are due on January 10, 2002. The warrants expire on January 10, 2003 (Note 8).
     The convertible debentures include a beneficial conversion feature in which the debentures are convertible at the lesser of $2.915 or 80% of the average of the three lowest daily closing bid prices of the Company's common stock during the 30 trading days immediately preceding the date on which the holder elects to convert the debentures. The intrinsic value of the beneficial conversion feature was $995,000 and was charged to interest expense. In addition to the 400,000 warrants described above, warrants to purchase 230,000 shares of the Company's common stock were issued for services performed by a third party in connection with the issuance of the debentures. The warrants to purchase common stock are at an exercise price of $2.915 per share, which was 80% of the quoted market price of the Company's common stock at the date of issue and are exercisable over a ten-year period (Note 8). These warrants were valued at $37,905 using the Black-Scholes pricing model and that amount has been included in general and administrative expense. The convertible debentures place certain restrictions on the Company, including the Company's ability to issue additional shares of common stock. In the quarter ended June 30, 2000, $700,000 of debentures and accrued interest of $3,993 were converted into 399,861 shares of common stock, and subsequent to June 30, 2000, $1,000,000 of debentures and accrued interest were converted into 808,701 shares of the Company's common stock.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


     NOTES PAYABLE:

     During the year ended June 30, 2000, the Company issued unsecured promissory notes in the amount of $122,500. The notes were due in one year with interest at 10%. The Company issued detached warrants to purchase 857,500 shares of common stock in connection with the promissory notes.
     The detached warrants were valued at $18,400 using the Black-Scholes pricing model, and the resulting discount on the notes of $18,400 was being amortized to interest expense over one year through March 16, 2000, at which time all of the notes were converted into 49,000 shares of the Company's common stock.

     During the year ended June 30, 2000, the Company also issued $180,000 of promissory notes, convertible at $0.20 to $0.40 per share into common stock of the Company. The conversion price represents the market price of the Company's common stock on the date of issuance of the notes. The notes were converted on January 20, 2000 into 575,000 shares of common stock.

8.   SHAREHOLDERS' EQUITY:

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

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999

8.   SHAREHOLDERS' EQUITY (CONTINUED):

     COMMON STOCK:

     In October 1999, the Company increased its authorized shares of common stock from 45,000,000 shares to 100,000,000 shares.

     During the years ended June 30, 2000 and 1999, the Company issued shares of common stock in exchange for services. The shares were issued for the following services and were valued at the quoted market price of the Company's common stock at the date the services were performed:

                                     2000                     1999
                                     ----                     ----
                              Shares      Amount       Shares      Amount
                              ------      ------       ------      ------
     Third parties,
      investment-
      related services        985,125   $  276,950     762,500   $  556,275
     Marketing services           -            -     4,500,000    1,500,000
                              -------    ---------   ---------    ---------
                              985,125   $  276,950   5,262,500   $2,056,275
                              =======    =========   =========    =========

     Subsequent to June 30, 2000, the Company issued 808,701 shares of common stock in connection with the conversion of $1,000,000 of the convertible debentures.

     STOCK OPTIONS AND WARRANTS:

     STOCK OPTIONS:

     The Company has established a Compensatory Stock Option Plan (the Option
     Plan) and has reserved 5,400,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

     A summary of the Option Plan is as follows:

                                                   2000                     1999
                                                   ----                     ----
                                                       Weighted-                 Weighted-
                                                        average                   average
                                                       exercise                  exercise
                                            Shares       price       Shares       price
                                            ------       -----       ------       -----
     Outstanding, beginning of
       Year                                4,875,000     $  .37     5,400,000     $  .34
     Granted                                 912,000       1.82     1,375,000        .39
     Forfeited                                   -          -      (1,750,000)       .33
     Exercised                            (1,050,000)       .33    (  150,000)       .33
                                           ---------      -----     ---------      -----
     Outstanding, end of year              4,737,000     $  .66     4,875,000     $  .37
                                           =========      =====     =========      =====
     Options exercisable at
       end of year                         4,267,000                4,245,000     $ .38
     Weighted-average fair value of
       options granted during the
       year at market                                    $ 1.36                   $ .35


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


8.   SHAREHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     During the year ended June 30, 2000, 1,050,000 options were exercised (including cashless exercises) in exchange for 973,207 shares of common stock. The following table summarizes information about stock options outstanding as of June 30, 2000:

                                 Options Outstanding                       Options Exercisable
                         --------------------------------------            -------------------
                                     Weighted-
                                      average                                           Weighted-
       Range of                      remaining          Weighted-                        average
       exercise        Number       contractual          average          Number        exercise
        prices       exercisable    life (years)     exercise price     exercisable      prices
        ------       -----------    ------------     --------------     -----------      ------
      $0.20 - 0.33    2,850,000         7.81              $ 0.30         2,605,000       $ 0.31
       0.40 - 0.52    1,255,000         9.03                0.49         1,030,000         0.50
       1.60 - 1.60      100,000         1.77                1.60           100,000         1.60
       2.75 - 2.75      522,000         9.86                2.75           522,000         2.75
       6.00 - 6.00       10,000         9.67                6.00            10,000         6.00
                      ---------         ----               -----         ---------        -----
                      4,737,000         8.27              $ 0.66         4,267,000       $ 0.70
                      =========         ====               =====         =========        =====

     During 2000, options to purchase 912,000 shares of the Company's common stock at exercise prices ranging from $.40 to $6.00 per share were granted to twelve employees of the Company, three of whom are directors of the Company. The exercise prices were based on the market value of the Company's common stock at the date of grant and expire through 2010.

     During 1999, options to purchase 1,300,000 shares of the Company's common stock, at exercise prices ranging from $.20 to $.52 per share, were granted to three employees of the Company, two of whom are directors of the Company. The exercise prices were based on the market value of the Company's common stock at the date of grant and expire through 2009.

     Accounting for stock-based compensation under SFAS No. 123:

     The Company applies APB 25 for its employee-based stock-compensation plans. Had compensation cost for the Company's stock plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                    2000              1999
                                                    ----              ----

     Net loss, as reported                   $ (3,743,305)        (3,139,439)
     Net loss, pro forma                       (4,988,305)        (3,491,439)
     Net loss, per share, as reported          (     0.11)        (     0.23)
     Net loss, per share, pro forma            (     0.15)        (     0.24)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


8.   SHAREHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     The fair value of options granted during 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2000              1999
                                                    ----              ----

     Expected dividend yield                           0%                0%
     Expected stock price volatility                  96%             82.5%
     Risk-free interest rate                         6.5%              6.0%
     Expected life of options                    6.5 years         6.5 years

     WARRANTS:

     At June 30, 2000, the following warrants to purchase common stock were outstanding:

          Number of common                Exercise              Expiration
     shares covered by warrants            price                  date
     --------------------------           --------              ----------

            70,000                          2.81              July 22, 2003
            50,000                          3.52              July 22, 2001
        10,000,000                           .51              December 10, 2004
           140,000                          1.50              January 4, 2003
           630,000                          2.92              January 10, 2003
           105,000                           .30              October 26, 2002
           192,500                           .30              October 27, 2002
           140,000                           .30              November 8, 2002
            70,000                           .30              November 22, 2002
            70,000                           .30              December 17, 2002
        ----------
        11,467,500
        ==========

     The warrants to purchase 10,000,000 shares of the Company's common stock were issued to two entities for services performed in connection with arranging proposed debt financing which the Company elected not to pursue. These warrants are exercisable at $0.51 per share and expire on December 10, 2004. The exercise price represents the market price of the Company's common stock at the date of issuance. The warrants were valued at $290,000 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

     During the year ended June 30, 2000, warrants were exercised for the purchase of 461,022 shares of the Company's common stock for proceeds of $25,000.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


9.   LICENSE AGREEMENTS:

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

10.  INCOME TAXES:

     The Company and its subsidiary did not incur income tax expense for the years ended June 30, 2000 and 1999. The reconciliation between taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the years ended June 30, 2000 and 1999 is as follows:

                                                 2000              1999
                                                 ----              ----
     Expected income tax benefit            $(1,272,000)       (1,067,000)
     Increase in valuation allowance          1,272,000         1,067,000
                                              ---------         ---------
                                            $       -                 -
                                              =========         =========

     The tax effects of temporary differences that give rise to substantially all of deferred tax assets at June 30, 2000 are as follows:

     Deferred tax assets:
        Net operating loss                       $  1,768,000
                                                    ---------
     Less valuation allowance                      (1,768,000)
                                                    ---------
     Net deferred tax assets                     $        -
                                                    =========

     As of June 30, 2000, the Company has net operating loss carryforwards of approximately $5,500,000, which expire between 2010 and 2020. The Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


11.  LEASES:

     During the year ended June 30, 2000, the Company entered into certain facilities and equipment leases in Colorado Springs, Colorado and Germany. The leases are non-cancelable operating leases that expire through June 30, 2006. Future minimum lease payments under these operating leases are as follows:

          Year ending         United
            June 30,          States           Germany          Total
          ----------          ------           -------          -----

             2001            $ 17,500           63,000           80,500
             2002              18,400           62,000           80,400
             2003              16,000           36,000           52,000
             2004                 -              1,000            1,000
             2005                 -              1,000            1,000
           Thereafter             -              1,000            1,000
                              -------          -------          -------
                             $ 51,900          164,000          215,900
                              =======          =======          =======

     Aggregate rental expense under operating leases was $21,650 and $11,500 for the years ended June 30, 2000 and 1999.

12.  FOREIGN AND DOMESTIC OPERATIONS:

     Operating results and long-lived assets as of and for the year ended
     June 30, 2000, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                United States        Germany          Total
                                -------------        -------          -----

     Net loss for year
       ended June 30, 2000      $(3,438,994)        ( 304,311)     (3,743,305)
                                  =========          ========       =========

     Long-lived assets at
       June 30, 2000            $   922,774            21,861         944,635
                                  =========          ========       =========