Form 10QSB
period 2000-09-30
NANOPIERCE TECHNOLOGIES INC
filed 2000-11-13
CIK 827161

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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
                    (Address of principal executive offices)

                    Issuer's telephone number: (303) 592-1010


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

     As of November 3, 2000 there were 50,448,423 shares of the registrant's sole class of common stock outstanding.

     Transitional Small Business Disclosure Format  Yes        No   X
                                                        -----     -----

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                                                                     PAGE
                                                                     ----

     Independent Accountants' Report                                  F-2

     Condensed Consolidated Balance Sheet
          September 30, 2000                                          F-3

     Condensed Consolidated Statements of Operations -
          Three months ended
          September 30, 2000 and 1999                                 F-4

     Condensed Consolidated Statements of Comprehensive Loss -
          Three months ended September 30, 2000                       F-5

     Condensed Consolidated Statement of Stockholders'
          Equity (Deficit) - Three months ended September 30, 2000    F-6

     Condensed Consolidated Statements of Cash Flows -
          Three months ended September 30, 2000 and 1999              F-8

     Notes to Condensed Consolidated Financial Statements             F-9


Item 2.  Management's Discussion and Analysis                           1


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             3

Item 2.   Changes in Securities                                         3

Item 6.   Exhibits and Reports in Form 8-K                              4


     SIGNATURES                                                         5


     LIST OF EXHIBITS                                                   6

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Nanopierce Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiary as of September 30, 2000, and the related condensed consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the three-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
November 8, 2000

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                  $  1,887,018
  Accounts receivable                                              41,938
  Prepaid expenses                                                 21,610
                                                               ----------
    Total current assets                                        1,950,566
                                                               ----------
Property and equipment:
  Machinery                                                       211,306
  Office equipment and furniture                                   74,378
                                                               ----------
                                                                  285,684
  Less accumulated depreciation                               (    23,145)
                                                               ----------
                                                                  262,539
                                                               ----------
Other assets:
  Marketable securities                                             1,420
  Deposits and other                                               16,600
  Intellectual property rights, net of accumulated
    amortization of $259,315                                      740,685
  Patent applications                                              10,368
                                                               ----------
                                                                  769,073
                                                               ----------
                                                              $ 2,982,178
                                                               ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, related party                                $    66,837
  Accounts payable                                                 98,419
  Accrued liabilities:
    Interest                                                       68,138
    Other                                                           9,735
  Deferred revenue                                                 35,246
                                                               ----------
    Total current liabilities                                     278,375
                                                               ----------
Convertible debentures                                          1,976,760
                                                               ----------
    Total liabilities                                           2,255,135
                                                               ----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000 shares authorized:
    Series A; no shares issued and outstanding
    Series B; maximum of 75,000 shares issuable; no
      shares issued and outstanding
    Series C; maximum of 700,000 shares issuable; no
      shares issued and outstanding
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 36,226,081 shares issued and outstanding            3,623
  Additional paid-in capital                                   10,138,678
  Accumulated other comprehensive income                            2,521
  Accumulated deficit                                         ( 9,417,779)
                                                               ----------
    Total shareholders' equity                                    727,043
                                                               ----------
                                                             $  2,982,178
                                                               ==========

          See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                  2000              1999
                                                  ----              ----

Revenues                                      $   14,942               -
                                                --------          --------

Research and development expense                  67,301               -
General and administrative expenses              640,331           254,889
                                                --------          --------

Loss from operations                           ( 692,690)        ( 254,889)
                                                --------          --------

Other income(expenses):
  Interest income                                 27,568               202
  Interest expense:
    Related party                              (   1,264)        (   4,544)
    Other                                      (  23,173)        (   2,130)
                                                --------          --------
                                                   3,131         (   6,472)
                                                --------          --------

Net loss                                      $( 689,559)        ( 261,361)
                                                ========          ========

Net loss per share, basic and diluted         $(    0.02)        (    0.01)
                                                ========          ========

Weighted average number of common shares
  outstanding                                 35,816,632        30,380,483
                                              ==========        ==========


          See notes to the condensed consolidated financial statements


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
             Condensed Consolidated Statements of Comprehensive Loss
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                      2000            1999
                                      ----            ----

Net loss                         $(  689,559)    (  261,361)

Change in unrealized gain
  on securities                   (      521)    (      474)

Change in foreign currency
  translation adjustments              3,575            -
                                   ---------      ---------

Comprehensive loss               $(  686,505)    (  261,835)
                                   =========      =========


          See notes to the condensed consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
        Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                      Three Months Ended September 30, 2000
                                   (Unaudited)


                                  Common stock         Additional
                               Shares      Amount     paid-in capital
                               ------      ------     ---------------


Balances,
  July 1, 2000               35,113,674    $3,511        8,673,504

Common stock issued
  for services                   36,000         4           82,112

Common stock issued
  for convertible debt
  and accrued interest        1,076,407       108        1,326,412

Option issued for
  services                          -         -             56,650

Net loss                            -         -                -

Other comprehensive
  income-change in
  unrealized gain on
  securities                        -         -                -

Foreign currency
  translation
  adjustments                       -         -                -
                             ----------     -----       ----------

Balances,
  September 30, 2000         36,226,081    $3,623       10,138,678
                             ==========     =====       ==========


          See notes to the condensed consolidated financial statements

                                   (Continued)


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
        Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                      Three Months Ended September 30, 2000
                                   (Unaudited)
                                   (Continued)



                          Accumulated other                          Total
                            comprehensive       Accumulated      stockholders'
                            income(loss)          deficit       equity(deficit)
                            ------------          -------       ---------------


Balances,
  July 1, 2000                (   533)          (8,728,220)       (   51,738)

Common stock issued
  for services                    -                    -              82,116

Common stock issued
  for convertible debt
  and accrued interest            -                    -           1,326,520

Option issued for
  services                        -                    -              56,650

Net loss                          -             (  689,559)       (  689,559)

Other comprehensive
  income-change in
  unrealized gain on
  securities                      -                    -          (      521)

Foreign currency
  translation
  adjustments                   3,575                  -               3,575
                                -----            ---------         ---------

Balances,
  September 30, 2000            2,521           (9,417,779)          727,043
                                =====            =========         =========


          See notes to the condensed consolidated financial statements


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                 2000           1999
                                                                 ----           ----
Cash flows from operating activities:
  Net loss                                                  $(  689,559)    (  261,361)
                                                              ---------      ---------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                       25,000         25,000
      Depreciation expense                                       15,205            -
      Amortization of discount on debentures                      4,473            -
      Expenses incurred in exchange for common
        stock, warrants and options                             181,954         68,900
    Changes in operating assets and liabilities:
      Increase in accounts receivable                        (   37,568)           -
      Decrease in prepaid expenses                               22,839            746
      Increase in accounts payable and
        accrued liabilities                                       2,140         21,438
      Increase in deferred revenue                               18,424            -
      Increase in deposits and other assets                  (    1,545)    (    4,703)
                                                              ---------      ---------
  Total adjustments                                             230,922        111,381
                                                              ---------      ---------
Net cash used in operating activities                        (  458,637)    (  149,980)
                                                              ---------      ---------

Cash flows from investing activities:
  Purchase of property and equipment                         (  121,962)           -
                                                              ---------      ---------
Net cash used in investing activities                        (  121,962)           -
                                                              ---------      ---------

Cash flows from financing activities:
  Proceeds from notes payable:
    Related party                                                   -           50,000
  Proceeds from issuance of common stock                            -          103,000
                                                              ---------      ---------
Net cash provided by financing activities                           -          153,000
                                                              ---------      ---------

Effect of exchange rate changes on cash and cash equivalents      1,324            -
                                                              ---------      ---------

Net increase (decrease) in cash and cash equivalents         (  579,275)         3,020
Cash and cash equivalents, beginning                          2,466,293            641
                                                              ---------      ---------
Cash and cash equivalents, ending                           $ 1,887,018          3,661
                                                              =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $       -            3,553
                                                              =========      =========

Supplemental schedule of non-cash investing and financing activities:
  Conversion of debentures and accrued
    interest to common stock                                $ 1,326,520            -
                                                              =========      =========

          See notes to the condensed consolidated financial statements.


                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


1.    Business, Organization and Summary of Significant Accounting Policies:


      Presentation of Interim Information:

      The accompanying condensed consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), and its wholly owned foreign subsidiary, Nanopierce Card Technologies GmbH, Hohenbrunn (NCT), a German subsidiary, which was incorporated on January 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. NCT activities through September 30, 2000 consist primarily of administrative, research and development activities.

      In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 2000 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period ended September 30, 2000, the Company reported a net loss of $689,559 and an accumulated deficit of $9,417,779. The Company has not recognized any significant amount of revenues from its PI Technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      To address its current cash flow concerns, in October, 2000 the Company entered into an agreement for a $15,000,000 equity financing as described in Note 4. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

      The Company believes that with the October 2000 financing, adequate funding is available to support operations for the next twelve months.
      The Company also believes that sales of its products and technology license rights may provide sufficient funds to meet the Company' s capital requirements.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


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


      Product and Process Technology:

      Costs related to the PI Technology (intellectual property) are being amortized to expense using the straight-line method over 10 years.

      Costs incurred to establish patents are capitalized and will be amortized when the patent is granted over the shorter of the estimated useful life of the technology or the patent term.


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

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


      Revenue Recognition:

      Revenues from the sale of services, products or product licenses are generally recorded at the time of delivery to the customer and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable.


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


      Foreign Currency Transactions:

      Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the period ended September 30, 2000. The Company had no foreign operations in 1999.


      Loss Per Share:

      Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options, warrants, and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (16,324,500 shares at September 30, 2000 and 5,345,000 shares at September 30, 1999) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

      Reclassification:

      Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

2.    Common Stock, Stock Options and Warrants:

      During the three months ended September 30, 2000, the Company issued 1,076,407 shares of common stock in exchange for $1,278,855 of convertible debentures and $43,192 of accrued interest on the convertible debentures. Under the debenture agreement, the debentures are convertible at the lessor of $2.915 or 80% of the average of the three lowest daily closing bid prices of the Company's common stock during the 30 trading days immediately preceding the date on which the holder elects to convert the debentures. During the quarter ended September 30, 2000, the conversion rate for those transactions was approximately $1.23 per share. The Company also issued 36,000 shares of common stock to third parties in exchange for services valued at $82,116 based on the quoted market price of the Company's common stock on the date the services were performed.

      During the three months ended September 30, 2000, the Company granted stock options to purchase 70,000 shares of common stock at exercise prices of $1.625 to $2.375 per share to employees of the Company. The options exercise prices were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the year 2010.

      In September, 2000 the Company issued a stock option to purchase 50,000 shares of common stock at $3.00 per share for services received from third party. The stock option expires on December 31, 2002. The option was valued at $56,650 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

3.    License Agreements:

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

4.    Foreign and Domestic Operations:

      Operating results and long-lived assets as of and for the quarter ended September 30, 2000, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                  United States        Germany          Total
                                  -------------        -------          -----

      Revenues for quarter
        ended September 30, 2000  $       -              14,942          14,942
                                    =========          ========       =========
      Long-lived assets at
        September 30, 2000        $   974,557            55,635       1,030,192
                                    =========          ========       =========

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


5.    Subsequent Event:

      Financing Agreement:

      In October 2000, the Company entered into a $15,000,000 equity financing agreement with a third party. Under the agreement, the Company received $7,500,000 cash, net of $490,000 in offering costs, in exchange for 4,531,613 shares of the Company's common stock (approximately $1.66 per share), a warrant ("the Initial Warrant") to purchase an additional 453,161 shares of the Company's common stock, and a separate warrant to purchase shares of the Company's common stock ("the Vesting Warrant").
      The $1.66 per share amount was based upon 80% of the average market price of the Company's common stock prior to the closing, as defined in the agreement. The Initial Warrant is exercisable immediately through October 2005 at an exercise price of $2.586 per share. Under the Vesting Warrant, on defined dates, the warrant shall vest with respect to a defined number of shares that are exercisable at $0.001 per share immediately and through October 2005. The defined dates are the 65th, 130th, and 195th trading days following the closing of the $7,500,000 transaction. The defined number of shares is equal to one-third of the initial shares (2,507,492) multiplied by $7,500,000 and by an initial percentage (the initial percentage is equal to 115%, 125% and 140% from the 65th, 130th, and 190th days, respectively, from the initial closing date), less the reset price, which is equal to the average market value of the Company's common stock at those dates. This amount is then divided by the reset price and equals the number of shares issuable under the Vesting Warrant. At the Company's option, but no earlier than 195 days and no later than 225 days after the first issuance, the Company can sell up to $7,500,000 of additional shares of common stock (based on the then average market price, as defined), and warrants, both Initial and Vesting Warrants, to purchase additional common shares.

      As a result of services rendered by another third party in connection with the financing agreement, the Company agreed to reduce the exercise price of the existing warrants to purchase 10,000,000 shares of common stock from $.51 to $.25 per share. The warrants were exercised through a cash-less exercise and 9,532,520 shares of common stock were issued in October 2000.

      Convertible Debentures:

      In October 2000, $150,000 of convertible debentures and accrued interest of approximately $5,000 were converted into 104,567 shares of the Company's common stock. The remaining $1,850,000 of convertible debentures and accrued interest of $59,878 were redeemed, at a 25% premium, for cash of $2,372,378. The Company also agreed to issue an additional warrant for 50,000 shares of the Company's common stock at an exercise price of $2.17 per share.

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

     The independent auditors' report on the Company's financial statements for the year ended June 30, 2000 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

Results of operations

     The Company recognized revenues of $14,942 for the three months ended September 30, 2000. The revenues were from work on various contracts to provide consulting services and software development assistance to third parties by the Company's German subsidiary, Nanocard Technologies, GmbH ("Nanocard"). During the three months ended September 30, 1999 the Company had no revenues.

     General and administrative expenses increased to $640,331 for the three months ended September 30, 2000, from $254,889 for the three months ended September 30, 1999. This increase is primarily attributable to the increases in payroll expense, public relation expenses and auditing expenses due to the increase in operations at both of the facilities in Colorado Springs and in Germany and the hiring of additional employees to support operations.

     Interest expense increased as a result of the convertible debentures issued in January and March of 2000.

     The Company incurred a net loss of $689,559 for the three months ended September 30, 2000 compared to a net loss of $261,361 for the three months ended September 30, 1999. The increase in the net loss is primarily due to the increase in activity described in general and administrative expenses.

Liquidity and financial condition

     The Company's current operations are not generating positive cash flow. In order to meet operating needs, the Company, in October 2000, entered into an agreement for a $15,000,000 equity financing. The financing is divided into two installments, which allows the Company, at its option, in approximately 200 days to sell additional common shares and warrants to access an additional $7.5 million. In October 2000, the Company received $7,500,000 under the terms of the financing and in return issued 4,531,613 of its common stock at $1.65 per share to the investor. In addition the Company issued the investor a warrant to purchase 453,161 shares of common stock of the Company at $2.58 per share. Management believes that this funding, assuming the additional $7,500,000 is taken, will be adequate to support operations for the next 24 months.

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

     The Company is continuing to look for additional financing through the marketing of its NCS through the pursuit of licensing, joint ventures, co-manufacturing or other similar arrangement with industry partners. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its NCS to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.


Recently issued accounting pronouncement:

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, SFAS No. 133 will not impact the Company's financial statements.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings:


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


Item 2 - Changes in Securities:


     The Company made the following unregistered sales of its securities from June 30, 2000, to September 30, 2000.


  Date       Title of      Amount of
 of Sale    Securities    Securities   Consideration        Purchaser
 -------    ----------    ----------   -------------        ---------

 7/05/00   Common Stock   208,572     Debt Conversion        Equinox Securities
 7/11/00   Common Stock   417,479     Debt Conversion        Equinox Securities
 7/24/00   Stock Options   10,000     Services of Employee   Sarah L. Ord
 8/01/00   Stock Options   50,000     Services of Employee   Richard Berger
 8/14/00   Common Stock   182,649     Debt Conversion        Equinox Securities
 8/18/00   Stock Options   10,000     Services of Employee   Richard Cunningham
 9/07/00   Stock Options   50,000     Services               Stock Enterprises,
                                                              Inc.
 9/12/00   Common Stock    36,000     Services               Stock Enterprises,
                                                              Inc.
 9/12/00   Common Stock   178,332     Debt Conversion        Equinox Securities
 9/27/00   Common Stock    89,375     Debt Conversion        Equinox Securities

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


                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (Registrant)


November 9, 2000                     /s/ Paul H. Metzinger
                                     ---------------------
                                     Paul H. Metzinger, President & CEO


November 9, 2000                     /s/ Kristi J. Kampmann
                                     ----------------------
                                     Kristi J. Kampmann, Chief Financial Officer

                               LIST OF EXHIBITS


Exhibit 11     Computation of Net Loss Per Share
Exhibit 27     Financial Data Schedule