Form 10QSB
period 2000-12-31
NANOPIERCE TECHNOLOGIES INC
filed 2001-02-14
CIK 827161

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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


     As of February 8, 2000 there were 50,408,423 shares of the registrant's sole class of common stock outstanding.


     Transitional Small Business Disclosure Format   Yes    No  X
                                                               --

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                                                                      PAGE
                                                                      ----

     Independent Accountants' Report                                  F-2

     Condensed Consolidated Balance Sheet
          December 31, 2000                                           F-3

     Condensed Consolidated Statements of Operations -
          Three months and six months ended
          December 31, 2000 and 1999                                  F-4

     Condensed Consolidated Statements of Comprehensive
          Loss - Three months and six months ended
          December 31, 2000 and 1999                                  F-5

     Condensed Consolidated Statement of Stockholders'
          Equity - Six months ended December 31, 2000                 F-6

     Condensed Consolidated Statements of Cash Flows -
          Six months ended December 31, 2000 and 1999                 F-8

     Notes to Condensed Consolidated Financial Statements             F-9


Item 2.  Management's Discussion and Analysis                           1


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             3

Item 2.   Changes in Securities                                         3

Item 6.   Exhibits and Reports on Form 8-K                              3


     SIGNATURES                                                         4


     LIST OF EXHIBITS                                                   5

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Nanopierce Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiary as of December 31, 2000, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods then ended, and the condensed consolidated statements of stockholders' equity (deficit) and cash flows for the six-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
February 12, 2001

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)

                                  ASSETS
Current assets:
  Cash and cash equivalents                                 $  5,679,346
  Accounts receivable                                             49,135
  Prepaid expenses                                                79,925
                                                              ----------
    Total current assets                                       5,808,406
                                                              ----------

Property and equipment:
  Machinery                                                      232,970
  Office equipment and furniture                                 132,149
                                                              ----------
                                                                 365,119
  Less accumulated depreciation                              (    48,019)
                                                              ----------
                                                                 317,100
                                                              ----------

Other assets:
  Marketable securities                                              663
  Deposits and other                                              16,600
  Intellectual property rights, net of accumulated
    amortization of $284,315                                     715,685
  Patent applications                                             46,559
                                                              ----------
                                                                 779,507
                                                              ----------
                                                            $  6,905,013
                                                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $     56,135
  Accrued liabilities                                             14,308
                                                              ----------
    Total liabilities - all current                               70,443
                                                              ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000
    shares authorized:
    Series A; no shares issued and outstanding
    Series B; maximum of 75,000 shares issuable; no
      shares issued and outstanding
    Series C; maximum of 700,000 shares issuable; no
      shares issued and outstanding
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 50,408,423 shares issued and outstanding           5,041
  Additional paid-in capital                                  17,351,230
  Accumulated other comprehensive income                          29,706
  Accumulated deficit                                        (10,551,407)
                                                              ----------
               Total stockholders' equity                      6,834,570
                                                              ----------
                                                            $  6,905,013
                                                              ==========

See notes to the condensed consolidated financial statements.

                                       F-3

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
              Three and Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                            Three Months Ended           Six Months Ended
                                               December 31                 December 31
                                            ------------------          ------------------
                                            2000          1999          2000          1999
                                            ----          ----          ----          ----
Revenues                               $    64,487           -          79,429           -
                                         ---------      --------     ---------     ---------

Research and development expense            20,363           -          87,664           -
General and administrative expense         678,884       831,986     1,319,215     1,086,875
                                         ---------      --------     ---------     ---------

                                           699,247       831,986     1,406,879     1,086,876
                                         ---------      --------     ---------     ---------

Loss from operations                    (  634,760)    ( 831,986)   (1,327,450)   (1,086,875)
                                         ---------      --------     ---------     ---------

Other income (expenses):
 Interest income                            61,028           230        88,596           432
 Interest expense:
   Related party                        (      823)    (   2,942)   (    2,087)   (    7,486)
   Other                                (    7,262)    (   6,500)   (   30,435)   (    8,630)
                                         ---------      --------     ---------     ---------
                                            52,943     (   9,212)       56,074    (   15,684)
                                         ---------      --------     ---------     ---------

Loss before extraordinary item          (  581,817)    ( 841,198)   (1,271,376)   (1,102,559)

Extraordinary loss on
 extinguishment of debt                 (  551,811)    (     -  )   (  551,811)   (      -  )
                                         ---------      --------     ---------     ---------

Net loss                               $(1,133,628)    ( 841,198)   (1,823,187)   (1,102,559)
                                         =========      ========     =========     =========

Net loss per share, basic
 and diluted:
   Loss from continuing
    operations                         $(      .01)    (     .03)   (      .03)   (      .04)
   Extraordinary loss                   (      .01)    (     .00)   (      .01)   (      .00)
                                         ---------      --------     ---------     ---------
     Net loss                          $(      .02)    (     .03)   (      .04)   (      .04)
                                         =========      ========     =========     =========

Weighted average number
 of common shares
 outstanding                            46,812,076    31,518,037    41,314,355    30,949,261
                                        ==========    ==========    ==========    ==========


See notes to the condensed consolidated financial statements


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
             Condensed Consolidated Statements of Comprehensive Loss
              Three and Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                            Three Months Ended           Six Months Ended
                                               December 31                 December 31
                                            ------------------          ------------------
                                            2000          1999          2000          1999
                                            ----          ----          ----          ----
Net loss                               $(1,133,628)    ( 841,198)   (1,823,187)   (1,102,559)

Change in unrealized
   gain on securities                   (      757)        1,420    (    1,278)          946

Changes in foreign currency
   translation adjustments                  27,942           -          31,517           -
                                         ---------      --------     ---------     ---------

Comprehensive loss                     $(1,106,443)    ( 839,778)   (1,792,948)   (1,101,613)
                                         =========      ========     =========     =========


See notes to the condensed consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                       Six Months Ended December 31, 2000
                                   (Unaudited)


                                    Common stock          Additional
                                 Shares       Amount    paid-in capital
                                 ------       ------    ---------------


Balances,
  July 1, 2000                 35,113,674     $3,511       8,673,504

Common stock issued
  for services                     36,000          4          82,112

Common stock and
  warrant issued for
  convertible debt
  and accrued interest          1,194,616        120       1,548,359

Common stock issued
  in connection with
  financing agreement:
  4,531,613 shares for
  $7,500,000 cash,
  9,532,520 shares
  upon cashless exercise
  of warrants, net of
  $507,989 of
  offering costs               14,064,133      1,406       6,990,605

Option issued for
  services                            -          -            56,650

Net loss                              -          -               -

Other comprehensive
  income:
    Change in unrealized
      gain on securities              -          -               -
    Foreign currency
      translation
      adjustments                     -          -               -
                               ----------      -----      ----------

Balances,
  December 31, 2000            50,408,423     $5,041      17,351,230
                               ==========      =====      ==========


                                   (Continued)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                       Six Months Ended December 31, 2000
                                   (Unaudited)
                                   (Continued)


                              Accumulated other                        Total
                                comprehensive      Accumulated     stockholders'
                                income(loss)         deficit      equity(deficit)
                                ------------         -------      ---------------


Balances,
  July 1, 2000                    (   533)         ( 8,728,220)     (   51,738)

Common stock issued
  for services                        -                    -            82,116

Common stock and
  warrant issued for
  convertible debt
  and accrued interest                -                    -         1,548,479

Common stock issued
  in connection with
  financing agreement:
  4,531,613 shares for
  $7,500,000 cash,
  9,532,520 shares
  upon cashless exercise
  of warrants, net of
  $507,989 of
  offering costs                      -                    -         6,992,011

Option issued for
  services                            -                    -            56,650

Net loss                              -            ( 1,823,187)     (1,823,187)

Other comprehensive
  income:
    Change in unrealized
      gain on securities          ( 1,278)                 -        (    1,278)
    Foreign currency
      translation
      adjustments                  31,517                  -            31,517
                                   ------           ----------       ---------

Balances,
  December 31, 2000                29,706          (10,551,407)      6,834,570
                                   ======           ==========       =========


See notes to the condensed consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                      2000           1999
                                                                      ----           ----
Cash flows from operating activities:
  Net loss                                                       $(1,823,187)    (1,102,559)
                                                                   ---------      ---------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                            50,000         50,000
      Depreciation expense                                            37,824            -
      Amortization of discount on debentures                           5,257            -
      Expenses incurred in exchange for common
        stock, warrants and options                                  138,766        636,050
      Extraordinary loss in redemption of
        convertible debentures                                       551,811            -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                             (   44,765)    (   54,683)
      Increase in prepaid expenses                                (   35,476)    (    9,906)
      Increase (decrease) in accounts payable and
        accrued liabilities                                       (   55,413)        78,644
      Decrease in deferred revenue                                (   16,822)           -
      Increase in deposits and other assets                       (   37,736)           -
                                                                   ---------      ---------
  Total adjustments                                                  593,446        700,105
                                                                   ---------      ---------
Net cash used in operating activities                             (1,229,741)    (  402,454)
                                                                   ---------      ---------
Cash flows from investing activities:
  Increase in note receivable                                            -       (   44,100)
  Purchase of property and equipment                              (  201,397)           -
                                                                   ---------      ---------
Net cash used in investing activities                             (  201,397)    (   44,100)
                                                                   ---------      ---------
Cash flows from financing activities:
  Proceeds from notes payable:
    Related party                                                        -            9,787
    Other                                                                -          248,249
  Proceeds from issuance of common stock                           6,992,011        282,750
  Redemption of convertible debentures                            (2,312,500)           -
  Payment on note payable - related party                         (   66,837)           -
                                                                   ---------      ---------
Net cash provided by financing activities                          4,612,674        540,786
                                                                   ---------      ---------
Effect of exchange rate changes on cash and cash equivalents          31,517            -
                                                                   ---------      ---------
Net increase in cash and cash equivalents                          3,213,053         94,232
Cash and cash equivalents, beginning                               2,466,293            641
                                                                   ---------      ---------
Cash and cash equivalents, ending                                $ 5,679,346         94,873
                                                                   =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $    70,334          3,553
                                                                   =========      =========

Supplemental schedule of non-cash investing and financing activities:
  Conversion of debentures and accrued
    interest to common stock and warrant                         $ 1,548,479            -
                                                                   =========      =========
  Conversion of note payable - related
    party to common stock                                        $       -           94,602
                                                                   =========      =========

See notes to the condensed consolidated financial statements.

                                       F-8

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

1.    Business, Organization and Summary of Significant Accounting Policies:


Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), and its wholly owned foreign subsidiary, Nanopierce Card Technologies GmbH, Hohenbrunn (NCT), a German subsidiary, which was incorporated on January 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. NCT activities through December 31, 2000 consist primarily of administrative, research and development activities.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. It is management's opinion that, when the interim statements are read in conjunction with the June 30, 2000 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period ended December 31, 2000, the Company reported a net loss of $1,823,187 and an accumulated deficit of $10,551,407. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior periods. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To address its current cash flow concerns, in October, 2000 the Company entered into an agreement for a $15,000,000 equity financing and the Company received $7,500,000 in cash (Note 3). The Company believes that with the October 2000 financing, adequate funding is available to support operations for the next twelve months. The Company also believes that sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)


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

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)


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


Foreign Currency Transactions:

Gains and losses from foreign currency transactions are included in net income
(loss). Foreign currency transaction gains and losses were not significant during the period ended December 31, 2000. The Company had no foreign operations in 1999.


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

Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options, warrants, and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (15,578,426 shares at December 31, 2000 and 16,737,500 shares at December 31, 1999) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Reclassification:

Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.


2.    Note Payable - Related Party

In October 2000 the Company paid a note payable of $66,837 plus accrued interest of $10,455 to a related party.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

3.    Common Stock, Stock Options, Warrants and Convertible Debentures:

Financing agreement:

In October 2000, the Company entered into a $15,000,000 equity financing agreement with a third party. Under the agreement, the Company received $7,500,000 cash, net of $507,989 in offering costs, in exchange for 4,531,613 shares of the Company's common stock (approximately $1.66 per share, before offering costs), a warrant ("the Initial Warrant") to purchase an additional 453,161 shares of the Company's common stock, and a separate warrant to purchase shares of the Company's common stock ("the Vesting Warrant"). The $1.66 per share amount was based upon 80% of the average market price of the Company's common stock prior to the closing, as defined in the agreement. The Initial Warrant is exercisable immediately through October 2005 at an exercise price of $2.586 per share. Under the Vesting Warrant, on defined dates, the warrant shall vest with respect to a defined number of shares that are exercisable at $0.001 per share immediately and through October 2005. The defined dates are the 65th, 130th, and 195th trading days following the closing of the $7,500,000 transaction. The defined number of shares is equal to one-third of the initial shares (4,531,613) multiplied by an amount equal to the initial purchase price multiplied by an initial percentage (the initial percentage is equal to 115%, 125% and 140% from the 65th, 130th, and 190th days, respectively, from the initial closing date), less the reset price, which is equal to the average market value of the Company's common stock at those dates. This amount is then divided by the reset price and equals the number of shares issuable under the Vesting Warrant. On the 65th trading day approximately 1,947,370 shares are issuable for the first one-third installment under the vesting warrant. At the Company's option, but no earlier than 195 days and no later than 225 days after the first issuance, the Company can sell up to $7,500,000 of additional shares of common stock (based on the then average market price, as defined), and warrants, both Initial and Vesting Warrants, to purchase additional common shares.

In order to close the financing, the third party investor required the Company to cause the holders of an existing option to purchase up to 10,000,000 shares of the Company's common stock, to immediately exercise the options and also required the Company to cause the option holders to agree to restrictions on the sale and use of the 10,000,000 shares for a defined time period. The option holders agreed to these terms in exchange for a reduction in the exercise price to purchase 10,000,000 shares of common stock from $.51 to $.25 per share. The warrants were exercised by applying a $1,350,000 commission due to the option holders on the $15,000,000 financing and in part through a cash-less exercise.
A net 9,532,520 shares of common stock were issued for the warrants in October 2000.

Convertible debentures:

During the six months ended December 31, 2000, the Company issued 1,194,616 shares of common stock in exchange for $1,431,633 of convertible debentures and $48,296 of accrued interest on the convertible debentures. The remaining $1,850,000 of convertible debentures (having a carrying value of $1,829,239, net of unamortized discount) and accrued interest of $59,878 were redeemed, at a 25% premium, for cash of $2,372,378, and in exchange for an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.17 per share (the market value of the Company's common stock at the date of grant). The warrant was valued at $68,550 using the Black-Scholes pricing model. The value of the warrant and premium on redemption of the convertible debentures resulted in a loss on extinguishment of debt of $551,811 (accounted for as an extraordinary loss in accordance with SFAS No. 4). Under the debenture agreement, the debentures were convertible at the lessor of $2.915 or 80% of the average of the three lowest daily closing bid prices of the Company's common stock during the 30 trading days immediately preceding the date on which the holder elected to convert the debentures. During the six months ended December 31, 2000, the conversion rate for those transactions was approximately $1.24 per share.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)


Other:

During the six months ended December 31, 2000, the Company issued 36,000 shares of common stock to third parties in exchange for services valued at $82,116, based on the quoted market price of the Company's common stock on the date the services were performed. In addition, the Company granted stock options to purchase 1,905,000 shares of common stock at exercise prices of $1.625 to $2.375 per share to employees and directors of the Company. The options exercise prices were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the year 2010.

In September, 2000 the Company issued a stock option to purchase 50,000 shares of common stock at $3.00 per share for services received from a third party.
The stock option expires on December 31, 2002. The option was valued at $56,650 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.


4.    License Agreements:

The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of the Company's control, pending the resolution of certain legal issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The Company has not recorded any receivables or revenues associated with the accrued royalty payments on licenses which were outstanding as of September 3, 1996. The original inventor filed a Motion of Appeal on March 29, 2000 regarding the Declaratory Judgment. In January 2001, the Colorado Court of Appeals has ordered that the case be remanded to the district court for the limited purpose of determining whether the original inventor has waived his right to appeal, or whether the appeal has become moot, by reason of appellant's having accepted benefits under the order and judgment that are the subject of the appeal. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)


5.    Foreign and Domestic Operations:

Operating results and long-lived assets as of and for the periods ended December 31, 2000 and 1999, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                               Three Months Ended      Six Months Ended
                                  December 31            December 31
                               ------------------      ----------------
                                2000       1999        2000       1999
                                ----       ----        ----       ----

          Revenues:
            United States     $    -          -           -          -
            Germany             64,487        -        79,429        -
                               -------    -------     -------    -------

            Total             $ 64,487        -        79,429        -
                               =======    =======     =======    =======

          Long-lived assets at
            December 31, 2000:
              United States           $ 1,023,145
              Germany                      72,799
                                       ----------

              Total                   $ 1,095,944
                                       ==========

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


Results of operations

     The Company recognized revenues of $64,487 for the three months ended December 31, 2000, and $79,429 for the six months ended December 31, 2000. The revenues were from work on various contracts to provide consulting services and software development assistance to third parties by the Company's German subsidiary, Nanocard Technologies, GmbH ("Nanocard"). During the three months and six months ended December 31, 1999 the Company had no revenues.

     Research and development expense was $20,363 for the three months ended December 31, 2000 and $87,664 for the six months ended December 31, 2000. The Company had no research and development expense in the three and six months ended December 31, 1999.

     General and administrative expenses increased to $1,319,215 for the six months ended December 31, 2000, from $1,086,875 for the six months ended December 31, 1999, and decrease to $678,884 for the three months ended December 31, 2000 from $831,986 for the three months ended December 31, 1999. This increase for the six months ended December 31, 2000 can be attributed to among other things, the increased operations of both the facility in Colorado Springs and the facility in Germany and the hiring of additional employees to support operations. The increase in expenses can further be attributed to an increase in legal fees due to the increase in the number of Securities and Exchange Commission filings. The decrease for the three months ended December 31, 2000 can be attributed primarily to a decrease in financing costs of $290,000 offset by the increase in the cost of operations of the Company's facilities in Colorado and Germany.

     Interest income increased due to the increase in the amount of cash invested in interest bearing accounts.

     Interest expense increased as a result of the convertible debentures issued in January and March of 2000.

     The Company recorded an extraordinary loss of $551,811 during the three months ended December 31, 2000 as a result of the Company's redemption of its convertible debt.

     The Company incurred a net loss of $1,823,187 for the six months ended December 31, 2000 compared to a net loss of $1,102,559 for the six months ended December 31, 1999. The increase in the net loss is primarily due to the increase in activity described in general and administrative expenses and the extraordinary loss of $551,811 described above.

Liquidity and financial condition


     The Company's current operations are not generating positive cash flows. In order to meet operating needs the Company, in October 2000 completed the first installment of a $15 million dollar equity financing. The Company received the first installment of $7,500,000 and in return issued 4,531,613 of its common shares to the investor and granted certain options to the investor. Management believes that if the second installment of this equity financing can be completed, this funding will be adequate to support operations for the next 24 months.

     During October 2000, the Company redeemed for cash the remaining $1,850,000 outstanding convertible debentures of the $4 million financing completed in January 2000. In addition to the outstanding principal the Company also paid $59,878 in interest, a premium of $462,500 and issue a warrant to purchase up to 50,000 shares of the Company's common stock at a exercise price of $2.17 per share. In addition, the Company paid in full the outstanding note payable and accrued interest of $77,292 payable to a related party.

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

     The Company is continuing to look for additional financing through marketing of its NCS though the pursuit of licensing, joint ventures, co-manufacturing or other similar arrangement with industry partners. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its NCS to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.


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

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SSAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

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

     The Colorado Court of Appeals has ordered that the case is remanded to the district court for the limited purpose of determining whether Mr. DiFrancesco has waived his right to appeal, or whether the appeal has become moot, by reason of appellant's having accepted benefits under the order and judgment that are the subject of the appeal.


Item 2 - Changes in Securities


     None


Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits:

     Exhibit 11  Computation of Net Loss Per Share

     (b)  Reports:

      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (Registrant)


February 14, 2001                    /s/ Paul H. Metzinger
                                     ---------------------
                                     Paul H. Metzinger, President & CEO


February 14, 2001                    /s/ Kristi J. Kampmann
                                     ----------------------
                                     Kristi J. Kampmann, Chief Financial Officer

                                LIST OF EXHIBITS


Exhibit 11     Computation of Net Loss Per Share