Form 10QSB
period 2001-03-31
NANOPIERCE TECHNOLOGIES INC
filed 2001-05-15
CIK 827161

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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


     As of May 7, 2001 there were 55,677,398 shares of the registrant's sole class of common stock outstanding.


     Transitional Small Business Disclosure Format  Yes       No   X
                                                        -----    -----

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                                                                      PAGE
                                                                      ----

     Independent Accountants' Report                                   F-2

     Condensed Consolidated Balance Sheet
          March 31, 2001                                               F-3

     Condensed Consolidated Statements of Operations -
          Three and nine months ended March 31, 2001 and 2000          F-4

     Condensed Consolidated Statements of Comprehensive
          Loss - Three and nine months ended
          March 31, 2001 and 2000                                      F-5

     Condensed Consolidated Statement of Stockholders'
          Equity (Deficit) - Nine months ended March 31, 2001          F-6

     Condensed Consolidated Statements of Cash Flows -
          Nine months ended March 31, 2001 and 2000                    F-7

     Notes to Condensed Consolidated Financial Statements              F-9


Item 2.  Management's Discussion and Analysis                            1


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              3

Item 2.   Changes in Securities                                          4

Item 6.   Exhibits and Reports on Form 8-K                               4


     SIGNATURES                                                          5


     LIST OF EXHIBITS                                                    6

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Nanopierce Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiary as of March 31, 2001, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended March 31, 2001 and 2000, changes in stockholders' equity (deficit) for the nine-month period ended March 31, 2001, and cash flows for the nine-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
May 10, 2001

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                 ASSETS
Current assets:
  Cash and cash equivalents                                  $  4,391,352
  Accounts receivable                                              37,090
  Prepaid expenses                                                 98,016
                                                               ----------
    Total current assets                                        4,526,458
                                                               ----------
Property and equipment:
  Machinery                                                       172,546
  Office equipment and furniture                                  149,300
                                                               ----------
                                                                  321,846
  Less accumulated depreciation                               (    53,422)
                                                               ----------
                                                                  268,424
                                                               ----------
Other assets:
  Notes receivable                                                570,000
  Marketable securities                                               710
  Deposits and other                                               18,200
  Intellectual property rights, net of accumulated
    amortization of $309,315                                      690,685
  Patent applications                                              60,303
                                                               ----------
                                                                1,339,898
                                                               ----------
                                                             $  6,134,780
                                                               ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $     39,584
  Accrued liabilities                                              19,100
                                                               ----------
    Total liabilities - all current                                58,684
                                                               ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000
    shares authorized:
    Series A; no shares issued and outstanding
    Series B; maximum of 75,000 shares issuable; no
      shares issued and outstanding
    Series C; maximum of 700,000 shares issuable; no
      shares issued and outstanding
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 52,552,398 shares issued and outstanding            5,255
  Additional paid-in capital                                   17,351,016
  Accumulated other comprehensive income                           14,173
  Accumulated deficit                                         (11,294,348)
                                                               ----------
               Total stockholders' equity                       6,076,096
                                                               ----------
                                                             $  6,134,780
                                                               ==========

          See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
               Three and Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                           Three Months Ended          Nine Months Ended
                                                March 31                    March 31
                                           ------------------          ------------------
                                           2001          2000          2001          2000
                                           ----          ----          ----          ----
Revenues                               $   14,848           -          94,277           -
                                         --------     ---------     ---------     ---------

Research and development expense           79,743           -         167,407           -
General and administrative expense        732,366       928,729     2,051,581     2,015,604
                                         --------     ---------     ---------     ---------

                                          812,109       928,729     2,218,988     2,015,604
                                         --------     ---------     ---------     ---------

Loss from operations                    ( 797,261)   (  928,729)   (2,124,711)   (2,015,604)
                                         --------     ---------     ---------     ---------

Other income (expenses):
 Interest income                           54,320         7,230       142,930         7,662
 Interest expense:
   Related party                        (     -  )   (    1,396)   (    2,087)   (    8,882)
   Other                                (     -  )   (  842,443)   (   30,449)   (  851,073)
                                         --------     ---------     ---------     ---------
                                           54,320    (  836,609)      110,394    (  852,293)
                                         --------     ---------     ---------     ---------

Loss before extraordinary item          ( 742,941)   (1,765,338)   (2,014,317)   (2,867,897)

Extraordinary loss on
 extinguishment of debt                 (     -  )   (      -  )   (  551,811)   (      -  )
                                         --------     ---------     ---------     ---------

Net loss                               $( 742,941)   (1,765,338)   (2,566,128)   (2,867,897)
                                         ========     =========     =========     =========

Net loss per share, basic
 and diluted:
   Loss from continuing
    operations                         $(     .01)   (      .05)   (      .05)   (      .09)
   Extraordinary loss                   (     .00)   (      .00)   (      .01)   (      .00)
                                         --------     ---------     ---------     ---------
     Net loss                          $(     .01)   (      .05)   (      .06)   (      .09)
                                         ========     =========     =========     =========

Weighted average number
 of common shares
 outstanding                           50,932,506    34,217,425    44,473,600    32,030,727
                                       ==========    ==========    ==========    ==========

          See notes to the condensed consolidated financial statements

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
             Condensed Consolidated Statements of Comprehensive Loss
               Three and Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                    Three Months Ended          Nine Months Ended
                                         March 31                    March 31
                                    ------------------          ------------------
                                    2001          2000          2001          2000
                                    ----          ----          ----          ----

Net loss                        $( 742,941)   (1,765,338)   (2,566,128)   (2,867,897)

Change in unrealized
   gain on securities                   47         5,208    (    1,231)        6,154

Changes in foreign currency
   translation adjustments       (  15,580)   (   16,713)       15,937    (   16,713)
                                  --------     ---------     ---------     ---------

Comprehensive loss              $( 758,474)   (1,776,843)   (2,551,422)   (2,878,456)
                                  ========     =========     =========     =========


          See notes to the condensed consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                        Nine Months Ended March 31, 2001
                                   (Unaudited)

                                                          Common stock          Additional
                                                       Shares       Amount    paid-in capital
                                                       ------       ------    ---------------
Balances, July 1, 2000                               35,113,674     $ 3,511      8,673,504
Common stock issued for services                         36,000           4         82,112
Common stock and warrant issued for
  convertible debt and accrued interest               1,194,616         120      1,548,359
Common stock issued in connection
  with financing agreement:
  6,675,588 shares for $7,500,000 cash,
  9,532,520 shares upon cashless exercise
  of warrants, net of $507,989 of offering costs     16,208,108       1,620      6,990,391
Option issued for services                                  -           -           56,650
Net loss                                                    -           -              -
Other comprehensive income:
    Change in unrealized gain on securities                 -           -              -
    Foreign currency translation adjustments                -           -              -
                                                     ----------      ------     ----------
Balances, March 31, 2001                             52,552,398     $ 5,255     17,351,016
                                                     ==========      ======     ==========



                                                Accumulated other                        Total
                                                  comprehensive     Accumulated      stockholders'
                                                   income(loss)       deficit       equity(deficit)
                                                   ------------       -------       ---------------
Balances, July 1, 2000                               (   533)      ( 8,728,220)       (   51,738)
Common stock issued for services                         -                 -              82,116
Common stock and warrant issued for
  convertible debt and accrued interest                  -                 -           1,548,479
Common stock issued in connection
  with financing agreement:
  6,675,588 shares for $7,500,000 cash,
  9,532,520 shares upon cashless exercise
  of warrants, net of $507,989 of offering costs         -                 -           6,992,011
Option issued for services                               -                 -              56,650
Net loss                                                 -         ( 2,566,128)       (2,566,128)
Other comprehensive income:
    Change in unrealized gain on securities          ( 1,231)              -          (    1,231)
    Foreign currency translation adjustments          15,937               -              15,937
                                                      ------        ----------         ---------
Balances, March 31, 2001                              14,173       (11,294,348)        6,076,096
                                                      ======        ==========         =========


          See notes to the condensed consolidated financial statements.


                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                      2001            2000
                                                                      ----            ----
Cash flows from operating activities:
  Net loss                                                       $(2,566,128)     (2,867,897)
                                                                   ---------       ---------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                            75,000          75,000
      Depreciation expense                                            57,327           6,606
      Amortization of discount on debentures                           5,257             -
      Amortization of discount on note receivable and
        amortization of beneficial conversion feature                    -           698,622
      Expenses incurred in exchange for common
        stock, warrants and options                                  138,766         800,000
      Extraordinary loss in redemption of
        convertible debentures                                       551,811             -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                             (   32,720)            -
      (Increase) decrease in prepaid expenses                     (   53,567)            428
      (Increase) decrease in deposits and other assets                 7,223      (   54,629)
      Decrease in accounts payable and accrued liabilities        (   61,715)     (    6,660)
      Decrease in deferred revenue                                (   16,822)            -
                                                                   ---------       ---------
  Total adjustments                                                  670,560       1,519,367
                                                                   ---------       ---------
Net cash used in operating activities                             (1,895,568)     (1,348,530)
                                                                   ---------       ---------
Cash flows from investing activities:
  Increase in notes receivable                                    (  570,000)     (   44,100)
  Increase in patent applications                                 (   60,303)            -
  Purchase of property and equipment                              (  158,124)     (   67,101)
  Payments received on notes receivable                                  -            54,100
                                                                   ---------       ---------
Net cash used in investing activities                             (  788,427)     (   57,101)
                                                                   ---------       ---------
Cash flows from financing activities:
  Proceeds from notes payable:
    Related party                                                        -             9,787
    Other                                                                -           285,749
  Proceeds from issuance of common stock                           6,992,011         332,750
  Proceeds from issuance of convertible
    debentures and warrants                                              -         4,000,000
  Proceeds from exercise of stock options and warrants                   -            49,920
  Redemption of convertible debentures                            (2,312,500)            -
  Payments on note payable                                        (   66,837)     (   83,513)
                                                                   ---------       ---------
Net cash provided by financing activities                          4,612,674       4,594,693
                                                                   ---------       ---------
Effect of exchange rate changes on cash and cash equivalents      (    3,620)     (   16,713)
                                                                   ---------       ---------
Net increase in cash and cash equivalents                          1,925,059       3,172,349
Cash and cash equivalents, beginning                               2,466,293             641
                                                                   ---------       ---------
Cash and cash equivalents, ending                                $ 4,391,352       3,172,990
                                                                   =========       =========

                                   (Continued)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                   (Continued)


                                                                      2001            2000
                                                                      ----            ----

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $    70,348           3,553
                                                                   =========       =========

Supplemental schedule of non-cash investing and financing activities:
  Conversion of debentures and accrued
    interest to common stock and warrant                         $ 1,548,479         298,067
                                                                   =========       =========
  Conversion of note payable, accrued interest and
    accounts payable to officers, to common stock                $       -           152,802
                                                                   =========       =========


          See notes to the condensed consolidated financial statements.


                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


1.   Business, Organization and Summary of Significant Accounting Policies:


     Presentation of Interim Information:

     The accompanying condensed consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), and its wholly owned foreign subsidiary, Nanopierce Card Technologies GmbH, Hohenbrunn (NCT), a German subsidiary, which was incorporated on January 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. NCT activities through March 31, 2001 consist primarily of administrative and research and development activities.

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period ended March 31, 2001, the Company reported a net loss of $2,566,128 and an accumulated deficit of $11,294,348. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior periods. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     To address its current cash flow concerns, in October, 2000 the Company entered into an agreement for equity financing, and the Company received $7,500,000 in cash (Note 4). The Company believes that with the $7,500,000 received in the October 2000 financing, adequate funding is available to support operations for the next twelve months. The Company also believes that sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements.

     Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

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

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

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

     Foreign Currency Transactions:

     Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the periods ended March 31, 2001 and 2000.

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

     Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options, warrants, and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (8,727,661 shares at March 31, 2001 (Note 6) and 18,034,713 shares at March 31, 2000) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. The potential common shares at March 31, 2001 do not include any additional shares that may be contingently due under the financing agreement described in Note 4 since any such contingent shares would be antidilutive.

     Reclassification:

     Certain amounts reported in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

2.   Notes Receivable:

     During the three months ended March 31, 2001 the Company loaned $500,000 to an unrelated third party - Global Capital Partners Inc. ("Global"). The note bears interest at 12%, is secured by 750,000 shares of Nanopierce Technologies, Inc. stock and is due on May 14, 2001. As additional consideration, Global also agreed to issue 25,000 shares of Global's restricted common stock to the Company. Due to the lack of marketability no value was placed on the 25,000 shares.

     During the three months ended March 31, 2001 the Company loaned $70,000 to Intercell Corporation, an affiliate of the Company. The loan is unsecured, bears interest at 5.75% per annum, and is due on demand.

3.   Note Payable - Related Party:

     In October 2000 the Company paid a note payable of $66,837 plus accrued interest of $10,455 to a related party.

4.   Common Stock, Stock Options, Warrants and Convertible Debentures:

     Financing agreement:

     In October 2000, the Company entered into a $15,000,000 equity financing agreement with a third party. Under the first installment of the agreement, the Company received $7,500,000 cash, net of $507,989 in offering costs, in exchange for 4,531,613 shares of the Company's common stock (approximately $1.66 per share, before offering costs), a warrant ("the Initial Warrant") to purchase an additional 453,161 shares of the Company's common stock, and a separate warrant to purchase shares of the Company's common stock ("the Vesting Warrant"). The $1.66 per share amount was based upon 80% of the average market price of the Company's common stock prior to the closing, as defined in the agreement. The Initial Warrant is exercisable immediately through October 2005 at an exercise price of $2.586 per share. Under the Vesting Warrant, on defined dates, the warrant shall vest with respect to a defined number of shares that are exercisable at $0.001 per share immediately and through October 2005. The defined dates are the 65th, 130th, and 195th trading days following the closing of the $7,500,000 transaction. The defined number of shares is equal to one-third of the initial shares (4,531,613) multiplied by an amount equal to the initial purchase price multiplied by an initial percentage (the initial percentage is equal to 115%, 125% and 140% from the 65th, 130th, and 190th days, respectively, from the initial closing date), less the reset price, which is equal to the average market value of the Company's common stock at those dates. This amount is then divided by the reset price and equals the number of shares issuable under the Vesting Warrant. For the 65th trading day, 2,143,975 shares were issued in March, 2001 for the first one-third installment under the vesting warrant. On the 130th trading day, the companies and individuals that provided the equity financing have stated that 7,418,895 shares are due for the second one-third installment under the vesting warrant. As described in Note 6, the Company does not intend to issue the shares and on April 27, 2001 the Company filed suit against the companies and individuals that provided the equity financing (Note 6). As a result of the suit filed by the Company, management does not believe that the second installment of the equity financing will be completed.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


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

     Convertible debentures:

     During the nine months ended March 31, 2001, the Company issued 1,194,616 shares of common stock in exchange for $1,431,633 of convertible debentures and $48,296 of accrued interest on the convertible debentures. The remaining $1,850,000 of convertible debentures (having a carrying value of $1,829,239, net of unamortized discount) and accrued interest of $59,878 were redeemed, at a 25% premium, for cash of $2,372,378, and in exchange for an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.17 per share (the market value of the Company's common stock at the date of grant). The warrant was valued at $68,550 using the Black-Scholes pricing model. The value of the warrant and premium on redemption of the convertible debentures resulted in a loss on extinguishment of debt of $551,811 (accounted for as an extraordinary loss in accordance with SFAS No. 4). Under the debenture agreement, the debentures were convertible at the lessor of $2.915 or 80% of the average of the three lowest daily closing bid prices of the Company's common stock during the 30 trading days immediately preceding the date on which the holder elected to convert the debentures. During the nine months ended March 31, 2001, the conversion rate for those transactions was approximately $1.24 per share.

     Other:

     During the nine months ended March 31, 2001, the Company issued 36,000 shares of common stock to third parties in exchange for services valued at $82,116, based on the quoted market price of the Company's common stock on the date the services were performed. In addition, the Company granted stock options to purchase 1,970,000 shares of common stock at exercise prices of $1.625 to $2.375 per share to employees and directors of the Company. The options exercise prices were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the year 2010. Subsequent to March 31, 2001, the Company issued 3,125,000 shares of common stock, to be held in escrow as a retainer for services to be performed.

     In September, 2000 the Company issued a stock option to purchase 50,000 shares of common stock at $3.00 per share for services received from a third party. The stock option expires on December 31, 2002. The option was valued at $56,650 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


5.   License Agreements:

     The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of the Company's control, pending the resolution of certain legal issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The Company has not recorded any receivables or revenues associated with the accrued royalty payments on licenses which were outstanding as of September 3, 1996. The original inventor filed a Motion of Appeal on March 29, 2000 regarding the Declaratory Judgment. In January 2001, the Colorado Court of Appeals ordered that the case be remanded to the district court for the limited purpose of determining whether the original inventor has waived his right to appeal, or whether the appeal has become moot, by reason of appellant's having accepted benefits under the order and judgment that are the subject of the appeal. On April 23, 2001 the District Court Judge signed an order that the original inventor has waived his right to appeal. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

6.   Financing Agreement Suit:

     On April 27, 2001 the Company filed an action in the United States District Court in and for the District of Colorado, against Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thompson Kernaghan, of Toronto (Canada)(collectively, the "Defendants").

     The suit alleges among other things, that the Defendants have violated Sections 10 and 20 of the Securities and Exchange Act of 1934 (the "Act"), violations of anti-fraud and controlling persons of the Colorado Securities Act, aiding and abetting violations of the Colorado Securities Act, common law fraud and civil conspiracy and seek Declaratory Judgment against the Defendants.

     The Company is seeking various forms of relief from the Defendants, including an accounting, a declaratory judgment, actual damages of at least $190,000,000 due to the decline in the market value of the Company's common stock caused by the actions of the Defendants and exemplary and treble damages.

     On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2000 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement.

                          NANOPIERCE TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


     Harvest Court is seeking the delivery of the 7,418,895 free trading shares of the Company's common stock and other unspecified damages.


7.   Foreign and Domestic Operations:

     Operating results and long-lived assets as of and for the periods ended March 31, 2001 and 2000, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.


                                          Three Months Ended    Nine Months Ended
                                               March 31              March 31
                                          ------------------    -----------------
                                           2001       2000       2001       2000
                                           ----       ----       ----       ----


          Revenues:
            United States                $    -          -          -          -
            Germany                        14,848        -       94,277        -
                                           ------     ------     ------     ------

            Total                        $ 14,848        -       94,277        -
                                           ======     ======     ======     ======


          Long-lived assets at
            March 31, 2001:
              United States                           $ 1,001,200
              Germany                                      18,212
                                                        ---------

              Total                                   $ 1,019,412
                                                        =========


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

     The independent auditors' report on the Company's financial statements as of June 30, 2000, and for each of the years in the two-year period then ended includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.


Results of operations

     The Company recognized revenues of $14,848 for the three months ended March 31, 2001, and $94,277 for the nine months ended March 31, 2001. The revenues were from work on various contracts to provide consulting services and software development assistance to third parties by the Company's German subsidiary, Nanocard Technologies, GmbH ("Nanocard"). During the three months and nine months ended March 31, 2000 the Company had no revenues.

     Research and development expense was $79,743 for the three months ended March 31, 2001 and $167,407 for the nine months ended March 31, 2001. The Company had no research and development expense in the three and nine months ended March 31, 2000.

     General and administrative expenses increased to $2,051,581 for the nine months ended March 31, 2001, from $2,015,604 for the nine months ended March 31, 2000, and decreased to $732,366 for the three months ended March 31, 2001 from $928,729 for the three months ended March 31, 2000. This increase for the nine months ended March 31, 2001 can be attributed to among other things, the increased operations of both the facility in Colorado Springs and the facility in Germany and the hiring of additional employees to support operations. The increase in expenses can further be attributed to an increase in legal fees due to the increase in the number of Securities and Exchange Commission filings.
The increases are offset by a reduction of financing costs. The decrease for the three months ended March 31, 2001 can be attributed primarily to a decrease in financing costs of approximately $458,000 offset by the increase in the cost of operations of the Company's facilities in Colorado and Germany.

     Interest income increased due to the increase in the amount of cash invested in interest bearing accounts.

     Interest expense decreased as a result of the redemption and conversion of the convertible debentures.

     The Company recorded an extraordinary loss of $551,811 during the nine months ended March 31, 2001 as a result of the Company's redemption of its convertible debt.

     The Company incurred a net loss of $2,566,128 for the nine months ended March 31, 2001 compared to a net loss of $2,867,897 for the nine months ended March 31, 2000. The decrease in the net loss is primarily due to the decrease in interest expense described above offset by the extraordinary loss of $551,811 described above and the increase in research and development expense.


Liquidity and financial condition

     The Company's current operations are not generating positive cash flows. In order to meet operating needs the Company, in October 2000 completed the first installment of a $15 million dollar equity financing. The Company received the first installment of $7,500,000 and in return issued 4,531,613 of its common shares to the investor and granted certain options to the investor. As a result of a suit filed by the Company in April, 2001, management does not believe that the second installment of this equity financing will be completed.

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

     During the three months ended March 31, 2001 the Company loaned $500,000 to an unrelated third party - Global Capital Partners Inc. ("Global"). The note bears interest at 12%, is secured by 750,000 shares of Nanopierce Technologies, Inc. stock and is due on May 14, 2001. As additional consideration, Global also agreed to issue 25,000 shares of Global's restricted common stock to the Company. Due to the lack of marketability no value was placed on the 25,000 shares.

     During the three months ended March 31, 2001 the Company loaned $70,000 to Intercell Corporation, an affiliate of the Company. The loan is unsecured, bears interest at 5.75% per annum, and is due on demand.

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

     The Company is continuing to look for additional financing through marketing of its NCS though the pursuit of licensing, joint ventures, co-manufacturing or other similar arrangements with industry partners. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its NCS to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

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


                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings


     The Company and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to the Company's ownership of its intellectual property and the rights as to whom should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, Mr. DiFrancesco is to receive all accrued and future royalty payments from the licenses, which were outstanding as of September 3, 1996. The Company also granted to Mr. DiFrancesco a two-year royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. The Colorado Court of Appeals ordered that the case is remanded to the district court for the limited purpose of determining whether Mr. DiFrancesco has waived his right to appeal, or whether the appeal has become moot, by reason of appellant's having accepted benefits under the order and judgment that are the subject of the appeal. On April 23, 2001 the District Judge signed an order that Mr. DiFrancesco has waived his right to appeal.

     On April 27, 2001 the Company filed an action in the United States District Court in and for the District of Colorado, against Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thompson Kernaghan, of Toronto (Canada)(collectively, the "Defendants"). The suit alleges among other things, that the Defendants have violated Sections 10 and 20 of the Securities and Exchange Act of 1934 (the "Act"), violations of anti-fraud and controlling persons of the Colorado Securities Act, aiding and abetting violations of the Colorado Securities Act, common law fraud and civil conspiracy and seek Declaratory Judgment against the Defendants. The Company is seeking various forms of relief from the Defendants, including an accounting, a declaratory judgment, actual damages of at least $190,000,000 due to the decline in the market value of the Company's common stock caused by the actions of the Defendants and exemplary and treble damages.

     On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2001 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement. Harvest Court is seeking the delivery of the 7,418,895 free trading shares of the Company's common stock and other unspecified damages.


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


                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (Registrant)


May 14, 2001                         /s/  Paul H. Metzinger
                                     ----------------------------------
                                     Paul H. Metzinger, President & CEO


May 14, 2001                         /s/  Kristi J. Kampmann
                                     -------------------------------------------
                                     Kristi J. Kampmann, Chief Financial Officer

                                LIST OF EXHIBITS


Exhibit 11   Computation of Net Loss Per Share