Form 10KSB
period 2001-06-30
NANOPIERCE TECHNOLOGIES INC
filed 2001-09-27
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)
         --------------------------------------------------------------


          Nevada                                       84-0992908
-------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

                       370 Seventeenth Street, Suite 3640
                             Denver, Colorado 80202
              ----------------------------------------------------
              (Address and zip code of principal executive office)
                       370 Seventeenth Street, Suite 3580
                             Denver, Colorado 80202
              ----------------------------------------------------
                 (Former address of principal executive office)


Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

                        (Title of Class)        Name of Each
                                              Exchange On Which
                                                  Registered
                    -------------------------------------------
                          Common Stock,           NASDAQ:BB
                        $0.0001 Par Value      Frankfurt Exchange
                                                Hamburg Exchange


     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ---            ---

As of the close of trading on September 24, 2001, there were 55,701,798 shares outstanding, 44,496,610 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on September 24, 2001, was approximately $29,367,763.

Transitional  Small  Business  Disclosure     Yes         No  X
                                                  ---        ---

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

     On February 26, 1998, the Company acquired the intellectual property rights related to the Company's patented Particle Interconnect Technology (the "PI Technology") from Particle Interconnect Corporation ("PI Corp"), a Colorado Corporation, a wholly owned subsidiary of Intercell Corporation (now known as Intercell International Corporation, hereinafter "Intercell"), a Nevada Corporation. In exchange for the assets of PI Corp, the Company issued 7,250,000 shares of its common stock and 100 shares of the Company's Series A Preferred Stock (convertible into 7,250,000 common shares) to Intercell. Intercell, subsequently converted the 100 shares of the Series A Preferred Stock in June 1999 for 7,250,000 common shares. Intercell currently holds 8,808,050 common shares of the Company as of June 30, 2001 (8,558,050 common shares as of September 15, 2001). The Company acquired the PI Technology in order to pursue a more focused, strategic application and development of the PI Technology.

     On January 19, 2000, the Company created a wholly owned subsidiary, Nanopierce Card Technologies, GmbH, in Hohenbrunn, Germany ("NanoPierce Card or NCT"). The Company owns 100% of the equity of NanoPierce Card. The subsidiary was created to market the Company's technology initially within the Smartcard/Smartlabel industry and eventually for other applications on an international basis.

     The Company's Technology Group is located in Colorado Springs, Colorado. The Technology Group is responsible for research and development of the PI Technology, the development of new intellectual properties and the limited production of devices using the PI Technology.

     It is the mission of the Company to make electrical connections through the commercial exploitation of its patented technology, subsequently referred to as the NanoPierce Connection System ("NCS").

NANOPIERCE  CONNECTION  SYSTEM

     NCS is an electrical or electroless process using metallized, hard, microscopic particles that are readily available and inexpensive, such as industrial diamond dust, which can be deposited onto a contact surface. Under slight pressure, the conductive particles penetrate the contact of an electrical component, providing an electrical connection. NCS can be applied to many different substrates (flexible, rigid, metallic and non-metallic), allowing NCS to replace more conventional methods of making electrical contacts, such as soldering, spring-loading, pin-in-hole connections and conventional "flip chip" attachment.

      NCS provides several advantages to the electrical connection industry among which are; lower costs through the usage of less expensive materials; the elimination of manufacturing steps; improved thermal and electrical properties; elimination of special environments for application; decreased production time; easy integration into existing production lines; increased design miniaturization; adaptability for specific applications and excellent RF (radio frequency) performance.

     The Company currently holds 12 Patents with the U.S. Patent and Trademark Office in relation to NCS. Further, the Company has filed several patent applications both in the United States and internationally in order to continue to protect the intellectual property underlying NCS. The Company has also filed Trademark Applications with the U.S. Patent and Trademark Office to protect its name, logo and other trademarks.

BUSINESS  PLAN

     Management of the Company has developed a business strategy that focuses on the development of NCS for applications in four major markets at this time. In connection with this strategy the Company has signed co-operation agreements with several potential customers within the industry to further develop the applications. The applications are as follows:

          1. SMART CARDS. Smart Cards are similar to a magnetic strip credit card, except that a smart card has a memory chip embedded in it, that when coupled with a reader, has the processing power to serve many different applications. Smart cards are either "contact" cards, "contactless" cards, e.g. radio frequency (RF) activated cards or "dual interface" cards, which can be activated by a contact source or an RF source. NCS will primarily be used in one of three ways: (1) to connect the chip to the chip module in contact cards, (2) to connect the chip to the antenna in contactless cards, and (3) for both connections in the case of dual interface cards.

          2. SMART LABELS. Smart Labels are paper-thin devices equipped with a chip and an antenna. Smart Labels are able to both send and receive data, when activated by an RF signal.

          3. LED ARRAYS. LED (Light Emitting Diodes) Arrays are either standardized subassemblies or customer-specific components equipped with light emitting diodes.

          4. WAFERPIERCE. Wafers are 6, 8 or 12-inch silicon or other substrate material used in the process of making chips with integrated circuits. NCS can be applied in an electroless chemical deposition process to the contact pads on the chips.

               This application broadens the use of the chips, since the connection capability is already present on the contact pads of the chips, which allows for an improved flip chip attachment method.

     In addition to the development and marketing of NCS, the Company through NanoPierce Card, has generated revenues during the last fiscal year through software development and project management for various customers in industries with potential NCS applications. It is the belief of the Company that these initial software development contracts will lead to additional contracts. While additional human resources will be needed to fulfill these agreements, no significant capital commitments should be required by the Company in connection with the contracts.

     For the fiscal year ended June 30, 2001, the Company recognized $132,325 in revenue from its software development activities.

RESEARCH AND DEVELOPMENT

     Research and Development activities are conducted by the Technology Group in Colorado Springs, Colorado. For the Fiscal Years Ended June 30, 2001 and 2000, the Company incurred $441,459 and $133,088 in research and development expenses. The Company, in order to expand its research activities during the last year, has built the first high volume, reel to reel, continuous deposition system designed to apply the NCS technology to flexible substrates. Currently, the Colorado Springs facility is in the process of finishing work on a clean room to be used in the application of the NCS technology at the wafer level.

COMPETITION

     Competition in the electronic connector market is fierce. The principal competitive factors are product quality, performance, price and service. The Company and its licensees face competition from well-established firms with other interconnect technologies.

     The Company will face competition from the development of existing and future competing technologies. There currently exists approximately 28 different technologies that can be used to create interconnect solutions, including dendrite crystals, gold dot technology, an isotropic technology (technologies using materials whose behavior differs in the up/down and left/right diversion), elastomerics (rubber-like synthetic materials) and Z-axis conductive adhesives. These technologies currently are produced by materials and chemical suppliers, flexible and rigid printed circuit board manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than the Company. The Company believes that each existing technology currently has unacceptable limitations with regard to electrical/mechanical performance, manufacturability or cost as compared to the NCS Technology. However, there are no assurances that the Company or the NCS Technology can successfully compete with current or future technologies.

GOVERNMENT  REGULATION

     The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its limited operations. Further, the Company believes that it is in compliance with all material German laws and regulations governing its limited operations in Germany. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2001.

EMPLOYEES

     As of June 30, 2001, the Company and its subsidiary had 19 employees. Messrs. Metzinger, Neuhaus, Wernle and Ms. Kampmann, key officers of the Company have signed Employment Agreements with the Company or NanoPierce Card. (See-
Item 9- "Directors and Officers of the Company") None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     The Company's corporate headquarters are located at 370 17th Street, Suite 3640, Denver, Colorado 80202. The Company moved into offices on June 27, 2001 and has a 5-year lease on the property. Intercell International Corporation maintains an administrative office on the premises.

     The  Company's  Technology  Group  is  located  at  4180 Center Park Drive,
Colorado Springs, Colorado 80916. In the last fiscal year the Company was required to lease additional facility space for the expanded operations of the Technology Group. The Company currently has a 3-year lease on the property.

     NanoPierce Card leases offices located at Lise-Meitner-Strasse 1, D-85662 Hohenbrunn, Germany. From these offices marketing, software development and additional research and development activities take place. NanoPierce Card in the last year, in connection with the software development activities, has leased additional storage space.

ITEM  3.  LEGAL  PROCEEDINGS

DIFRANCESCO  LITIGATION

     The Company and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. The Colorado Court of Appeals remanded the case to the District Court to determine whether

Mr. DiFrancesco had waived his right to appeal. On April 23, 2001, the District Court, City and County of Denver issued a Court Order that Mr. DiFrancesco had lost his right to Appeal. Mr. DiFrancesco has filed an amended Appeal to review that Order. No ruling has yet been issued by the Colorado Court of Appeals.

HARVEST  COURT  LITIGATION

     On April 27, 2001, the Company filed an action in the United States District Court in and for the District of Colorado, against Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thompson Kernaghan, of Toronto (Canada) (collectively, the "Defendants"). The Company subsequently dismissed this suit, without prejudice and on July 27, 2001 re-filed the action in the District Court, City and County of Denver. The suit alleges among other things, that the Defendants have violated the anti-fraud and controlling persons sections of the Colorado Securities Act, aiding and abetting violations of the Colorado Securities Act, common law fraud and civil conspiracy and Declaratory Judgment against the Defendants. The Company is seeking various forms of relief from the Defendants, including an accounting, a declaratory judgment, actual damages of at least $190,000,000 and exemplary and treble damages.

     On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2001 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second "reset" date and approximately 4,545,303 shares dues on the third "reset" date. Harvest Court is seeking delivery of such shares or damages in the alternative. On August 1, 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court.

     On September 13, 2001, Thomson, Kernaghan & Co., Ltd. filed suit against the Company, Paul H. Metzinger and Dr. Michael E. Wernle in the Ontario Superior Court of Justice. The suit alleges that the Company, Paul H. Metzinger and Dr. Michael E. Wernle have defamed Thomson, Kernaghan & Co., Ltd. in two press releases made in connection with the Harvest Court litigation in April and August 2001. Thomson, Kernaghan & Co., Ltd. is seeking general damages for defamation and punitive, aggravated and exemplary damages.

     Other than the above mentioned lawsuits, to the knowledge of the management of the Company there are no material legal proceedings pending or threatened (other than routine litigation incidental to business) to which the Company (or any officer, director, affiliate of beneficial owner of more than 5% of the Company's voting securities) is party or to which property of the Company is subject.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no meetings of security holders during the period covered by this report.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD") The NASDAQ symbol for the Common Stock is "NPCT". The common stock of the Company is also traded on the Frankfurt Exchange and the Hamburg Exchange under the symbol "NPI".

     The following table sets forth the range of high and low quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


            2000 FISCAL YEAR        HIGH        LOW
            ------------------     -----       -----
          September 30, 1999       $0.34       $0.31

          December 31, 1999         0.27        0.20

          March 31, 2000            5.75        5.13

          June 30, 2000             2.00        1.88

            2001 FISCAL YEAR
            ------------------

          September 30, 2000        1.94        1.84

          December 31, 2000         0.94        0.78

          March 31, 2001            0.35        0.35

          June 30, 2001             0.64        0.62


     As of June 30, 2001, there were approximately 253 holders of record of the Company's Common Stock.

DIVIDEND  POLICY

     The Company has not paid any cash dividends on its common stock in the past and does not anticipate paying any dividends in the foreseeable future.

Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The Company made the following unregistered sales of its securities from March 31, 2001 through June 30, 2001.


             TITLE OF        NO. OF
         -----------------  ---------
 DATE       SECURITIES       SHARES      CONSIDERATION        PURCHASER
-------  -----------------  ---------  -----------------  ------------------

5/31/01    Common Stock       24,000   Investor Relation  Investor Relations
                                       Services           Worldwide
                                                          Corporation


     EXEMPTION FROM REGISTRATION CLAIMED. The sale by the Company of its unregistered securities was made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The corporation, which purchased the unregistered securities, was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which it requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the purchase. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Certain statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

RESULTS  OF  OPERATIONS

     The Company recognized $132,325 in revenues during the fiscal year ended June 30, 2001 and no revenues during the fiscal year ended June 30, 2000. The $132,325 in revenues during the fiscal year ended June 30, 2001 was from various software development contracts generated by NanoPierce Card. The Company expects to continue to recognize revenue from software development contracts currently in place and being developed at this time.

     The Company recognized $216,440 in interest income in the fiscal year ended June 30, 2001, compared to $41,431 during the fiscal year ended June 30, 2001. The increase of $175,000 is attributable to the Company's increased investment activities in various interest bearing investments.

     Total operating expenses during the fiscal year ended June 30, 2001 were $3,362,976 compared to $2,654,803 during the fiscal year ended June 30, 2000. The increase of $708,173 is attributable to increases in salaries, depreciation, marketing and research and development activities all attributable to the increased activities and expansions of NanoPierce Card and the Technology Group. Further, legal expenses were significantly higher for the fiscal year ended June 30, 2001 due to a quarterly expense of $175,343 in connection with litigation research for the Harvest Court Litigation, as part of a Contingency Fee Agreement, the Company issued 3,125,000 of its common shares, valued at $1,000,000 to cover expenses to be incurred on its behalf, of which the $175,343 represents the amortized portion of those deferred costs. Research and development expense for the fiscal year ended June 30, 2001 were $441,459 compared to $133,088 for the fiscal year ended June 30, 2000. The increase of $308,371 is attributable to additional salaries incurred in research and development and the expansion of research activities for the Company's WaferPierce product.

     Interest expense for the fiscal year ended June 30, 2001 was $32,521 and $1,129,933 for the fiscal year ended June 30, 2000. The decrease of $902,001 was due to the payment of all of the Company's long-term debt during the fiscal year ended June 30, 2001, and the non-recurring beneficial conversion feature of the $995,000, which was recorded as interest expense in the fiscal year ended June 30, 2000. The Company paid in full the remainder of its outstanding debt in connection with $4,000,000 in Convertible Debentures and paid in full a promissory note to a related party.

     The Company during the fiscal year ended June 30, 2001 recognized net losses of $3,598,543 compared to a net loss of $3,743,305 for the fiscal year ended June 30, 2000. The decrease of $144,762 is explained by the $1,097,412 decrease in interest expense, which was offset by an increase of $704,668 in operating expenses and the recognition of an extraordinary loss of $551,811 in connection with the payment of the $4,000,000 in convertible debt.

LIQUIDITY  AND  FINANCIAL  CONDITION

     The Company's current operations are not generating positive cash flows. The Company in October 2000 entered into a $15,000,000 Equity Financing. The Company received the first installment of $7,500,000 and in return issued 4,531,613 of its common shares to the investor and granted certain options to the investor. As a result of suit filed by the Company in April 2001, management does not believe that the second installment of this equity financing will be completed.

     During October 2000, the Company redeemed for cash the remaining $1,850,000 outstanding convertible debentures of the $4,000,000 financing completed in January 2000. In addition to the outstanding principal, the Company also paid $59,878 in interest, a premium of $462,500 and issued a warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.17 per share. In addition, the Company paid in full the outstanding note payable and accrued interest of $77,292 payable to a related party.

     During the fiscal year ended June 30, 2001, the Company loaned $500,000 to an unrelated third party, Global Capital Partners, Inc. ("Global"). The note bears interest at 12%, is secured by 750,000 shares of Global and was due on May 14, 2001. As additional consideration, Global also agreed to issue 6,250 shares of Global's restricted common stock to the Company. On May 29, 2001, the Company agreed to extend the due date of the note to August 30, 2001. At such time, Global made a payment of $125,000 on the principal of the note, $12,493 on the accrued interest to date and a prepayment on the interest of $7,500. In addition Global agreed to issue an additional 6,250 shares of Global's restricted common stock to the Company. On August 30, 2001, Global made a payment of $100,000 on the outstanding amount and arrangements were made to extend the final payment to September 30, 2001.

     During the fiscal year ended June 30, 2001, the Company loaned $92,500 to Intercell International Corporation, an affiliate of the Company. The loan is unsecured, bears interest at 5.75% per annum and is due on demand.

     During the fiscal year ended June 30, 2001, the Company made investments in Machinery and Equipment to support its expanded activities at all three offices. The Company during the fiscal year ended June 30, 2001, made improvements to the Colorado Springs facility totaling $70,838 in connection with the building of a clean room for the WaferPierce Process. Such improvements are being depreciated over the life of the 3-year lease.

     During the fiscal year ended June 30, 2001, the Company paid all outstanding long-term debt and at this time has no long-term debt.

     In January 2000, the Company created a wholly owned subsidiary, NanoPierce Card. The Company is the sole holder of all of the equity of NanoPierce Card; the Company has invested $1,676,000 in the equity of NanoPierce Card as of June 30, 2001. During the fiscal year ended June 30, 2001, both NanoPierce Card and the Technology Group expanded their facilities to provide more space for increased activities. During the same period the Company move its corporate headquarters to a larger space.

PLAN  OF  OPERATIONS

     The Company has signed various agreements with companies both overseas and in the states. The agreements are to apply the Company's NCS technology to various products mainly in the smart card/smart label industry. Management is pursuing the development of further similar agreements both nationally and internationally with companies not only in the smart card/smart label industry, the wafer manufacturing industry, but also other industries, as well. The Company is continuing to advance those agreements already in place.

     The Company in September 2001 will provide funding for a sales representative in Taipei, Taiwan. Such office would be responsible for the marketing and sales of NCS in Taiwan.

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

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 will have a significant immediate impact on the financial condition or results of operations of the Company as the Company has no current planned business combinations. The Company is currently assessing the impact, if any, that SFAS No. 142 may have on its financial condition or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101.

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, SFAS No. 133 did not impact the Company's financial statements.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The Financial Statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

EXECUTIVE  OFFICERS  AND  DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:


       NAME AND AGE                 POSITION                     PERIOD
Paul H. Metzinger (62)       Director, President, Chief   December 1998 to present
                             Executive Officer, General   January 2000 to present
                             Manager of NanoPierce Card

Dr. Herbert J. Neuhaus (42)  Director, Executive Vice     January 1999 to present
                             President of Technology &
                             Marketing

Dr. Michael E. Wernle (39)   Director, Executive Vice     November 1999 to present
                             President of Strategic
                             Business Development,
                             President & Chief Executive
                             Officer of NanoPierce Card   January 2000 to present

Kristi J. Kampmann (28)      Chief Financial Officer,     October 1999 to present
                             Secretary                    February 1998 to present

Dr. Robert Shaw (62)         Director                     October 2000 to present

Albert M. Capote (45)        Director                     October 2000 to June 1, 2001


     The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Board of Directors elects the officers at its annual meeting immediately following the shareholders annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director of executive officer. The Company has not established an Executive Committee of the Board of Directors or any committee that would serve similar functions such as an audit, incentive compensation or nominating committee.

BIOGRAPHICAL INFORMATION ON OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was President and Chief Executive Officer of the Company from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present. He has been a director of the Company since February 26, 1998. He has served as the General Manager of NanoPierce Card since January 19, 2000. In addition, he serves as the President, Chief Executive Officer, Chief Financial Officer and a Director of Intercell International Corporation. Prior to becoming a director and officer of the Company, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

     HERBERT J. NEUHAUS, PH.D. Dr. Neuhaus has been the Executive Vice President of Marketing and Technology and a Director of the Company since January 1, 1999. Dr. Neuhaus previously served as the Managing Director of Particle Interconnect Corporation from August 18, 1997 to November 1, 1997. From August 1989 to August 1997, he was associated with the Electronic Material Venture Group in the New Business Development Department of Amoco Chemical Company, Naperville, Illinois. While associated with Amoco chemical Company he held among other positions:
Business Development Manger/Team Leader; Project Manager --High Density Interconnect; Product Manager MCM Products and as a research scientist.

     Dr. Neuhaus received his Ph.D. degree in Physics form the Massachusetts Institute of Technology, Cambridge, Massachusetts in 1989 and his BS in Physics from Clemson University, Clemson, South Carolina in 1980.

     DR.  MICHAEL  E.  WERNLE.  Dr.  Wernle  has  served  as  the Executive Vice
President for Strategic Business Development and a Director of the Company, since November 1999. He has been the President and Chief Executive Officer of NanoPierce Card since January 19, 2000. Dr. Wernle was formerly Chief Operations Officer for Meinen, Ziegel & Co., GmbH, Munich, Germany. He also served as the Director of Production for Mikron/Philips-Graz, Graz, Austria. Where he was responsible for the development and production of RFID and Contactless Smart Card Systems.

     Dr. Wernle received his Ph.D. in Applied Physics from the Technical University of Vienna in 1990 and his Masters Degree in Industrial Electronics in 1988.

     KRISTI J. KAMPMANN. Ms. Kampmann was appointed the Chief Financial Officer of the Company on October 15, 1999. Ms. Kampmann has been Secretary of the Company since February 1998. She has served as the Secretary of Intercell International Corporation, since July 28, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer and Chief Financial Officer, in addition, during the same period she served in the same capacity to the Chief Executive Officer of Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996 and received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. She currently is attending the University of Colorado at Denver, where she will receive her M.B.A. in December 2001.

     DR. ROBERT SHAW. Dr. Shaw has been a Director of the Company since October 31, 2000. Dr. Shaw currently is an Assistant Professor of Physics at Farleigh Dickinson University. Among others, he has held the positions of Research chemist at the American Cyanamid Research Laboratories, Stamford; Senior Research Physicist at Exxon Research and Engineering Company; Manager of New Business Development at Exxon Enterprises, Exxon Corporation, New York, NY; and President of Robert Shaw Associates, Inc., Chatham, NJ.

     Dr. Shaw received his Ph.D. in Solid State Physics form Cambridge University, Cambridge, England. He was among the first to conduct academic research on electronic conduction mechanisms in amorphous semiconductors. He received a B.S. in Inorganic Chemistry with a minor in Nuclear Physics from North Carolina State University, Raleigh, NC.

     ALBERT CAPOTE. Mr. Capote served as a Director of the Company from October 31, 2000 to May 2001, when he resigned for personal reasons. Mr. Capote is the founder and President of Aguila Technologies, Inc. He also founded Toranaga Technologies, Inc., now named Ormet Corporation, in 1988.


ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and the Company's three most highly compensated executive officers for the fiscal year ended June 30, 2001 and 2000 (the "Named Executive Officers"):

                              ANNUAL COMPENSATION                                   LONG TERM COMPENSATION
                              -------------------                                   ----------------------
                                                                                 AWARDS                   PAYOUTS
                                                                                 ------                   -------
 NAME &                                                                  RESTRICTED   SECURITIES      LTIP
PRINCIPAL                      SALARY       BONUS         OTHER ANNUAL      STOCK     UNDERLYING     PAYOUTS     ALL OTHER
POSITION           YEAR         ($)          ($)          COMPENSATION    AWARDS ($)  OPTIONS (#)      ($)       COMPENSATION
Paul H.
Metzinger,
Director,             2001  $    181,500  $          -0-  $         -0-  $       -0-     500,000  $         -0-  $      -0-
President &
CEO(1)                2000  $    165,000  $          -0-  $         -0-  $       -0-         -0-  $         -0-  $      -0-

Dr. Herbert
J. Neuhaus,
Director, Ex.
VP of                 2001  $    181,500  $          -0-  $         -0-  $       -0-     100,000  $         -0-  $      -0-
Technology
& Marketing           2000  $    165,000  $          -0-  $         -0-  $       -0-     500,000  $         -0-  $      -0-

Dr. Michael
E. Wernle,
Director, Ex.
VP of
Strategic
Business              2001  $    175,000  $          -0-  $         -0-  $       -0-     485,000  $         -0-  $      -0-
Dvlpmt, Pres
& CEO of
NanoPierce
Card                  2000  $    165,000  $          -0-  $         -0-  $       -0-     500,000  $         -0-  $      -0-

Kristi J.
Kampmann,
Chief
Financial             2001  $     60,000  $          -0-  $         -0-  $       -0-      50,000  $         -0-  $      -0-
Officer &
Secretary             2000  $     42,000  $          -0-  $         -0-  $       -0-      75,000  $         -0-  $      -0-
--------------

1  Paul  Metzinger  has  served as President & CEO since December 1998.  He is compensated pursuant to a written Employment
Agreement,  dated  January  1,  1999  at  an  annual  salary  of  $181,500.
2 Dr. Neuhaus has served as the Executive Vice President of Technology and Marketing since January 1999.  He is compensated pursuant  to  a  written  Employment  Agreement,  dated  January  2000  at  an  annual  salary  of  $181,500.
3  Dr.  Wernle  has  served  as the Executive Vice President of Strategic Business Development since November 1999.  He has served  as  the  President & CEO of NanoPierce Card since January 2000.  He is compensated pursuant to a written Employment
Agreement  with  NanoPierce  Card,  dated  February  1,  2000,  at  an  annual  salary  of  $175,000  (350,000  DM).
4  Kristi  Kampmann has served as the Chief Financial Officer since October 1999.  She is compensated pursuant to a written
Employment  Agreement,  dated  July  2000,  at  an  annual  salary  of  $60,000.

     The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer listed in the above table, which cannot be precisely ascertained but which is less than 10% of the cash compensation paid to each such executive officer, is not included in such table.

                             OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended June 30, 2001

                                INDIVIDUAL GRANTS
                                -----------------

                     % OF TOTAL
                        # OF        OPTIONS/SARS
                     UNDERLYING      GRANTED TO
                    OPTIONS/SARS    EMPLOYEES IN    EXERCISE OF BASE   EXPIRATION
NAME                 GRANTED (#)   FISCAL YEAR(1)   PRICE ($/SHARE)       DATE
Paul H. Metzinger         500,000          26.64%  $            2.125     10/6/10

Dr. Herbert J.            500,000          26.64%  $            2.125     10/6/10
Neuhaus

Dr. Michael E.            500,000          26.64%  $            2.125     10/6/10
Wernle

Kristi J. Kampmann         75,000           3.50%  $            2.125     10/6/10

--------------

1 Based on a total of 2,115,000 options granted to employees in the fiscal year ended June 30, 2001.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 2001 by the Company's executive officers and the 2001 fiscal year-end value of unexercised options.

                                                       # OF SECURITIES     VALUE OF
                                                         UNDERLYING       UNEXERCISED
                         SHARES                          UNEXERCISED      IN-THE-MONEY
                      ACQUIRED ON     VALUE REALIZED   OPTIONS/SARS AT   OPTIONS/SAR AT
       NAME           EXERCISE (#)          ($)          FISCAL YEAR       FY-END ($)
                                                        EXERCISABLE/      EXERCISABLE/
                                                        UNEXERCISABLE     UNEXERCISABLE

Paul H. Metzinger                  0                0      2,500,000/0  $    1,550,000/0

Dr. Herbert J.                     0                0      1,350,000/0  $      850,550/0
Neuhuas

Dr. Michael E.                     0                0        985,000/0  $      620,550/0
Wernle

Kristi J. Kampmann                 0                0        250,000/0  $      157,500/0

--------------
1  The  average  of the closing bid and asked price of the Common Stock on June 30, 2001
($0.63)  was  used  to  calculate  the  option  value.

EMPLOYMENT  AGREEMENTS

     On January 1, 1999, the Company entered into an employment agreement with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company. The employment agreement with Mr. Metzinger expires December 31, 2002. On January 6, 1999 the Company entered into an employment agreement with Dr. Herbert J. Neuhaus to serve as the Executive Vice President of Technology and Marketing. The employment agreement with Dr. Neuhaus was renewed on January 1, 2000 and expires December 31, 2003. On November 1, 1999, the Company entered into an employment agreement with Dr. Michael E. Wernle to serve as the Executive Vice President Strategic Business Development. This employment agreement has been superceded by his employment agreement with NanoPierce Card. On February 1, 2000, NanoPierce Card entered into an employment agreement with Dr. Michael E. Wernle to serve as the President of NanoPierce Card. The employment agreement between Dr. Wernle and NanoPierce Card expires as provided by German law.

     On July 15, 2000, the Company entered into an employment agreement with Kristi J. Kampmann to serve as the Chief Financial Officer. Such employment agreement expires on July 15, 2002. Pursuant to her employment agreement Ms.
Kampmann receives an annual salary of $60,000 to be increased to $75,000 annually upon the completion of her MBA.

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

COMPENSATION  PURSUANT  TO  PLANS

     STOCK OPTION PLANS. During the fiscal year ended June 30, 2001, the Company granted registered options pursuant to its registered 1998 Compensatory Stock Option Plan to purchase 2,115,000 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of June 30, 2001, 6,852,000 options are exercisable.

     The Company has one Stock Option Plan entitled the NanoPierce Technologies, Inc. 1998 Compensatory Stock Option Plan. The Company has reserved 7,500,000 shares of common stock for issuance under the Plan.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of common Stock as of June 30, 2001 on a fully diluted basis, by (a) each person known by the Company to won beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

------------------------------  --------------  ------------  -------------------
NAME, ADDRESS & NATURE OF
BENEFICIAL OWNER                TITLE OF CLASS     AMOUNT     PERCENT OF CLASS(7)
------------------------------  --------------  ------------  -------------------

The Paul H. Metzinger Trust
Paul H. Metzinger, President
& CEO, Director                 Common Stock    4,618,058(1)                7.14%
370 17th Street, Suite 3640
Denver, CO 80202
------------------------------  --------------  ------------  -------------------
The Cheri L. Metzinger Trust
Cheri L. Metzinger, Wife of
Paul H. Metzinger               Common Stock    4,618,058(2)                7.14%
3236 Jellison Street
Wheatridge, CO 80033
------------------------------  --------------  ------------  -------------------
Dr. Herbert J. Neuhaus, Ex.
VP of Technology &
Marketing, Director             Common Stock    1,460,000(3)                2.26%
770 Maroonglen Court
Colorado Springs, CO 80906
------------------------------  --------------  ------------  -------------------
Dr. Michael E. Wernle, Ex
VP of Strategic Business
Development, Director,          Options           985,000(4)                1.52%
President & CEO of
NanoPierce Card
Lise-Meitner-Strasse
1D-85662 Hohenbrunn
Germany
------------------------------  --------------  ------------  -------------------
Kristi J. Kampmann, Chief
Financial Officer
370 17th Street, Suite 3640     Common Stock      269,080(5)                0.38%
Denver, CO 80202
------------------------------  --------------  ------------  -------------------
Dr. Robert E. Shaw, Director
8 Nicklaus Court                Options           100,000(6)                0.16%
Florham Park, NJ 07932
------------------------------  --------------  ------------  -------------------
Intercell International
Corporation
370 17th Street, Suite 3640     Common Stock      8,808,050                13.61%
Denver, CO 80202
------------------------------  --------------  ------------  -------------------
All Officers & Directors as a
Group (5 persons)               Common Stock      7,332,138                13.16%
------------------------------  --------------  ------------  -------------------

1 Includes 1,147,807 common shares held directly and beneficially; 970,251 common shares that Mr. Metzinger owns beneficially though his wife and options held by Mr. Metzinger consisting of 500,000 shares exercisable at $2.125 per share, 500,000 shares exercisable at $0.52 per share and 1,500,000 shares exercisable at $0.3250 per share.


2 Cheri L. Metzinger is the wife of Mr. Paul H. Metzinger, the Chief Executive Officer and President of the Company. This includes 970,251 shares held directly and beneficially and 1,147,807 common shares and 2,000,000 common shares subject to option owned beneficially by her husband.
3 Based on 110,000 common shares and options consisting of 500,000 shares exercisable at $2.125 per share, 100,000 shares exercisable at $2.75 per share, 250,000 shares exercisable at $0.52 per share and 500,000 shares exercisable at $0.20 per share.
4 Based on options consisting of 500,000 shares exercisable at $2.125 per share, 160,000 shares exercisable at $2.75 per share, 25,000 shares exercisable at $0.52 per share and 300,000 shares at $0.45 per share.
5 Based on 19,080 common shares and options 75,000 shares exercisable at $2.125 per share, 50,000 shares exercisable at $2.75 per share, 50,000 shares exercisable at $0.52 per share and 50,000 shares exercisable at $0.3250 per share.
6 Based on an option consisting of 100,000 shares exercisable at $2.00 per share.
7 Based on 55,701,398 shares of common stock issued and outstanding on June 30, 2001 and assuming exercise of all 6,852,000 presently exercisable options and exercise of 2,170,661 outstanding warrants, there would be 64,724,059 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the fiscal year ended June 30, 1999, Paul H. Metzinger, President & Chief Executive Officer, a Director and a major shareholder of the Company loaned the Company $117,777. This amount was represented by a demand, unsecured Corporate Promissory Note in the amount of $117,777, dated April 1, 1999. On May 31, 2000, the Company paid the Corporate Promissory Note in full using a combination of stock and cash.

     A former affiliate and a shareholder of the Company made certain loans to the Company amounting to $66,837. Cheri L. Metzinger, wife of Paul H. Metzinger, acquired such Notes from such shareholder by paying the face amount of the Notes. The Company issued a demand unsecured Corporate Promissory Note in the amount of $66,837, dated March 31, 1999, bearing interest at the rate of 10% per annum to Cheri L. Metzinger. The Company paid the Promissory Note in full on October 23, 2000.

     As previously stated options were granted to each of Paul H. Metzinger, Dr. Herbert J. Neuhaus, Dr. Michael E. Wernle and Kristi J. Kampmann, officers and directors of the Company, during the fiscal year ended June 30, 2001.

                                     PART IV

ITEM  13.     EXHIBITS

     (a)  The  following  documents  are  filed  as  a  part  of  this  Report.

               (i) Financial Statements. See Index to Financial Statements and Schedule on page F-2 of this Report.
               (ii) Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT NO.  DESCRIPTION
   2           Agreement  dated  February 26, 1998, by and among the registrant,
               Particle  Interconnect  Corporation and Intercell Corporation (5)
   2.02        Application  and  Development Agreement, dated April 15, 1999, by and  among  the  registrant  and  Multitape  & Co., Gmbh, KG. (3)
   2.03        Technology  Cooperation  Agreement,  dated  May  17, 1999, by and among  the  registrant  and  Meinen,  Zeigel  &  Co.  (3)
   2.04        Technology  Development  Agreement,  dated  June 11, 1999, by and among  the  registrant  and  ORGA  Kartensysteme,  GmbH.  (3)
   2.05        Agreement-In-Principle,  dated  May  18,  1999,  by and among the registrant  and  Cirrex  Corporation.  (3)
   4.01        The  Articles  of  Incorporation  of  the  Company  (4)
   4.02        Amendment  to  the  Articles  of Incorporation of the Company (4)
   4.03        Certificate  of  Designation  of  Rights  and  Preferences of the
               Series  A  Preferred  Stock  (5)
   4.04        Certificate  of  Designation  of  Rights  and  Preferences of the
               Series  B  Preferred  Stock  (6)
   4.05        Certificate  of  Designation  of  Rights  and  Preferences of the
               Series  C  Preferred  Stock  (6)
   4.06        Form  of  Common  Stock  Certificate  (4)
   4.07        The By-laws of the Company  (4)
   10.01       Employment and Non-Disclosure, Non-Competition Agreement, dated
               January 1, 1999, between Paul H. Metzinger and the registrant (3)
   10.02       Employment and Non-Disclosure, Non-Competition Agreement, dated
               January  6,  1999,  between  Dr.  Herbert  J.  Neuhaus  and  the registrant  (3)
   10.03       Employment and Non-Disclosure, Non-Competition Agreement, dated
               July  15, 2000, between Kristi J. Kampmann and the registrant (2)
   11          Statement regarding Computation of Per Share Earnings  1
___________________

1    Filed  herewith
2 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2001.
3 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
4 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998.
5 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
6 Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NANOPIERCE  TECHNOLGIES,  INC.
                                         (a  Nevada  corporation)


Date:  September 27,  2001          By:  /s/  Paul  H.  Metzinger
                                         --------------------------------------
                                         Paul  H.  Metzinger,  Director,  Chief
                                         Executive  Officer  &  President



Date:  September 27,  2001          By:  /s/  Kristi  J.  Kampmann
                                         --------------------------------------
                                         Kristi  J.  Kampmann,  Chief  Financial
                                         Officer  &  Chief  Accounting  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date:  September 27,  2001          By:  /s/  Paul  H.  Metzinger
                                         --------------------------------------
                                         Paul  H.  Metzinger,  Director,  Chief
                                         Executive  Officer  &  President


Date:  September 27,  2001          By:  /s/  Herbert  J.  Neuhaus
                                         --------------------------------------
                                         Herbert  J.  Neuhaus,  Director  &
                                         Executive  Vice-President  of
                                         Technology  &  Marketing


Date:  September 27,  2001          By:  /s/  Michael  E.  Wernle
                                         --------------------------------------
                                         Michael  E.  Wernle,  Director  &
                                         Executive Vice-President of Strategic
                                         Business Development


Date:  September 27,  2001          By:  /s/  Robert  Shaw
                                         --------------------------------------
                                         Robert  Shaw,  Director

                          NANOPIERCE TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     Page
                                                                     ----
Independent Auditors' Report                                         F-2

Financial Statements:

  Consolidated Balance Sheet - June 30, 2001                         F-3

  Consolidated Statements of Operations -
        Years ended June 30, 2001 and 2000                           F-4

  Consolidated Statements of Comprehensive Loss -
        Years ended June 30, 2001 and 2000                           F-5

  Consolidated Statements of Shareholders' Equity (Deficit) -
        Years ended June 30, 2001 and 2000                           F-6

  Consolidated Statements of Cash Flows -
        Years ended June 30, 2001 and 2000                           F-8

  Notes to Consolidated Financial Statements                         F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board  of  Directors
Nanopierce  Technologies,  Inc.
Denver,  Colorado

We  have  audited  the  accompanying  consolidated  balance  sheet of Nanopierce
Technologies, Inc. and subsidiary as of June 30, 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanopierce Technologies, Inc. and subsidiary as of June 30, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


GELFOND  HOCHSTADT  PANGBURN,  P.C.




Denver,  Colorado
September  14,  2001

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS
Current  assets:
  Cash  and  cash  equivalents                               $ 3,384,536
  Accounts  receivable                                            48,225
  Notes  receivable                                              675,000
  Deferred  legal  costs  and  other  prepaid  expenses          865,235
                                                             ------------
     Total  current  assets                                    4,972,996
                                                             ------------

Property  and  equipment:
  Machinery                                                      324,226
  Office  equipment  and  furniture                              166,765
  Leasehold  improvements                                         70,838
                                                             ------------
                                                                 561,829
  Less  accumulated  depreciation                               (115,338)
                                                             ------------
                                                                 446,491
                                                             ------------

Other  assets:
  Notes  receivable,  related  party                              92,500
  Marketable  securities                                             474
  Deposits  and  other                                            46,136
  Intellectual  property  rights,  net  of  accumulated
     amortization  of  $334,315                                  665,685
  Patent  applications                                            83,310
                                                             ------------
                                                                 888,105
                                                             ------------

                                                             $ 6,307,592
                                                             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
  Accounts  payable                                          $   139,253
  Accrued  liabilities                                            31,486
                                                             ------------
      Total  liabilities  -  all  current                        170,739
                                                             ------------

Commitments  and  contingencies  (Notes  8  and  9)

Shareholders'  equity  (Notes  6  and  7):
     Preferred  stock,  $0.0001  par  value;  5,000,000
       shares  authorized:
        Series  A;  no  shares  issued  and  outstanding
        Series B; maximum of 75,000 shares issuable; no
          shares issued and outstanding
        Series C; maximum of 700,000 shares issuable; no
          shares  issued  and  outstanding
     Common stock, $0.0001 par value; 100,000,000 shares
       authorized; 55,701,398 shares issued and outstanding        5,570
     Additional paid-in capital                               18,451,781
     Accumulated  other  comprehensive  income                     6,265
     Accumulated  deficit                                    (12,326,763)
                                                             ------------
               Total  shareholders'  equity                    6,136,853
                                                             ------------

                                                             $ 6,307,592
                                                             ============


               See notes to the consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                                  2001          2000
                                              ------------  ------------
Revenues                                      $   132,325             -
                                              ------------  ------------

Operating expenses:
  Research and development                        441,459       133,088
  General and administrative                    2,741,250     2,511,715
  Selling and marketing                           180,267        10,000
                                              ------------  ------------

                                                3,362,976     2,654,803
                                              ------------  ------------

Loss from operations                           (3,230,651)   (2,654,803)
                                              ------------  ------------

Other income (expense):
     Interest income:                                            41,431
        Related party                               1,597
        Other                                     214,843
     Interest expense:
        Related party                          (    2,087)   (   10,548)
        Other                                  (   30,434)   (1,119,385)
                                              ------------  ------------
                                                  183,919    (1,088,502)
                                              ------------  ------------

Loss before extraordinary item                 (3,046,732)   (3,743,305)

Extraordinary loss on extinguishment of debt   (  551,811)            -
                                              ------------  ------------

Net loss                                      $(3,598,543)   (3,743,305)
                                              ============  ============

Net loss per share, basic and diluted:
  Loss from continuing operations             $(     0.06)  (      0.11)
  Extraordinary loss                           (     0.01)            -
                                              ------------  ------------
    Net loss                                  $(     0.07)   (     0.11)
                                              ============  ============

Weighted average number of common shares
outstanding                                    51,147,026    32,709,638
                                              ============  ============



               See notes to the consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                2001         2000
                            ------------  -----------
Net loss                    $(3,598,543)  (3,743,305)

Change in unrealized gain
  on securities              (    1,467)         993

Change in foreign currency
  translation adjustments         8,265   (    2,474)
                            ------------  -----------

Comprehensive loss          $(3,591,745)  (3,744,786)
                            ============  ===========


               See notes to the consolidated financial statements.

                                          NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                               YEARS ENDED JUNE 30, 2001 AND 2000


                                               Common stock                        Accumulated other               Receivable
                                     ------------------------------    Additional    comprehensive   Accumulated      from
                                          Shares          Amount     paid-in capital  income(loss)    deficit      Intercell
                                     -----------------  -----------  ---------------  ------------  -----------  --------------
Balances, July 1, 1999                      29,734,614  $     2,973        5,452,255          948   (4,984,915)      (  69,182)

Common stock issued for services               985,125           99          276,851            -            -               -

Common stock issued for cash                 1,369,911          137          332,613            -            -               -

Common stock issued for note
 payable, accrued interest and
 accounts payable to officers                  565,934           57          152,745            -            -               -

Common stock issued upon exercise
 of stock options and warrants               1,434,229          143           49,777            -            -               -

Common stock issued for notes
 payable                                       624,000           62          298,005            -            -               -

Common stock issued for convertible
 debentures and accrued interest               399,861           40          703,953            -            -               -

Warrants issued in connection
 with notes payable and
 convertible debentures                              -            -          122,305            -            -               -

Warrants issued for services                         -            -          290,000            -            -               -

Beneficial conversion feature
 related to convertible debentures                   -            -          995,000            -            -               -

Payments received from
 Intercell Corporation                               -            -                -            -            -          69,182

Net loss                                             -            -                -            -   (3,743,305)              -

Change in unrealized gain on
 securities                                          -            -                -          993            -               -
Foreign currency translation
 adjustments                                         -            -                -     (  2,474)           -               -
                                     -----------------  -----------  ---------------  ------------  -----------  --------------



                                        Total
                                    shareholders'
                                       equity
                                     -----------
Balances, July 1, 1999                  402,079

Common stock issued for services        276,950

Common stock issued for cash            332,750

Common stock issued for note
 payable, accrued interest and
 accounts payable to officers           152,802

Common stock issued upon exercise
 of stock options and warrants           49,920

Common stock issued for notes
 payable                                298,067

Common stock issued for convertible
 debentures and accrued interest        703,993

Warrants issued in connection
 with notes payable and
 convertible debentures                 122,305

Warrants issued for services            290,000

Beneficial conversion feature
 related to convertible debentures      995,000

Payments received from
 Intercell Corporation                   69,182

Net loss                             (3,743,305)

Change in unrealized gain on
 securities                                 993
Foreign currency translation
 adjustments                         (    2,474)
                                     -----------


                                   (Continued)

                                         NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                              YEARS ENDED JUNE 30, 2001 AND 2000
                                                          (CONTINUED)



                                               Common stock                        Accumulated other               Receivable
                                     ------------------------------    Additional    comprehensive  Accumulated      from
                                          Shares          Amount     paid-in capital  income(loss)    deficit      Intercell
                                    -----------------  -----------  ---------------  ------------  ------------  --------------
Balances, June 30, 2000                    35,113,674        3,511        8,673,504         (533)   (8,728,220)              -

Common stock issued for services               60,000            5           96,991            -             -               -

Common stock and warrant issued
 for convertible debt and
 accrued interest                           1,194,616          120        1,548,359            -             -               -

Common stock issued in connection
 with financing agreement:
 6,675,588 shares for $7,500,000
 cash, 9,532,520 shares upon
 cashless exercise of warrants,
 net of $507,989 of offering costs         16,208,108        1,621        6,990,390            -             -               -

Common stock issued for
 litigation expenses                        3,125,000          313          999,687            -             -               -

Options and warrants
 issued for services                                -            -          142,850            -             -               -

Net loss                                            -            -                -            -    (3,598,543)              -

Other comprehensive income (loss):
  Change in unrealized gain on
   securities                                       -            -                -       (1,467)            -               -
  Change in foreign currency
   translation adjustments                          -            -                -        8,265             -               -
                                    -----------------  -----------  ---------------  ------------  ------------  -------------

Balances, June 30, 2001                    55,701,398  $     5,570       18,451,781        6,265   (12,326,763)              -
                                    =================  ===========  ===============  ============  ============  =============



                                       Total
                                    shareholders'
                                       equity
                                    -----------
Balances, June 30, 2000             (   51,738)

Common stock issued for services        96,996

Common stock and warrant issued
 for convertible debt and
 accrued interest                    1,548,479

Common stock issued in connection
 with financing agreement:
 6,675,588 shares for $7,500,000
 cash, 9,532,520 shares upon
 cashless exercise of warrants,
 net of $507,989 of offering costs   6,992,011

Common stock issued for
 litigation expenses                 1,000,000

Options and warrants
 issued for services                   142,850

Net loss                            (3,598,543)

Other comprehensive income (loss):
  Change in unrealized gain on
   securities                           (1,467)
  Change in foreign currency
   translation adjustments               8,265
                                    -----------

Balances, June 30, 2001              6,136,853
                                    ===========


               See notes to the consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                                                  2001           2000
                                                            -------------  -------------
Cash flows from operating activities:
  Net loss                                                  $ (3,598,543)    (3,743,305)
                                                            -------------  -------------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                       100,000        100,000
      Depreciation expense                                       105,143         10,195
      Amortization of deferred legal costs                       175,343            -
      Amortization of discount on note receivable and
       amortization of beneficial conversion feature
       on convertible debentures                                   5,257      1,016,615
      Expenses incurred in exchange for common stock
       warrants and options                                      239,846        566,950
      Extraordinary loss on extinguishment of debt               551,811            -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                         (   40,341)    (    4,370)
      Decrease (increase) in prepaid expenses                      3,871     (   44,449)
      Increase in deposits and other assets                   (   20,713)    (   13,732)
      Increase in accounts payable and
        accrued liabilities                                       47,083         26,564
      Increase (decrease) in deferred revenue                 (   16,822)        16,822
                                                            -------------  -------------

  Total adjustments                                            1,150,478      1,674,595
                                                            -------------  -------------

Net cash used in operating activities                         (2,448,065)    (2,068,710)
                                                            -------------  -------------

Cash flows from investing activities:
  Increase in patent applications                             (   83,310)           -
  Purchase of property and equipment                          (  398,107)    (  163,722)
  Advances to Intercell International Corporation                    -              -
  Payments received on Intercell International
  Corporation advance                                                -           69,182
  Payments received on note receivable                           125,000         54,100
  Increase in notes receivable                                (  892,500)    (   44,100)
                                                            -------------  -------------

Net cash used in investing activities                         (1,248,917)    (   84,540)
                                                            -------------  -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                       6,992,011        332,750
  Proceeds from issuance of convertible debentures
    and warrants                                                     -        4,000,000
  Proceeds from notes payable                                        -          302,500
  Proceeds from exercise of options and warrants                     -           49,920
  Redemption of convertible debentures                        (2,312,500)           -
  Payments on note payable                                    (   66,837)    (   62,582)
                                                            -------------  -------------

Net cash provided by financing activities                      4,612,674      4,622,588
                                                            -------------  -------------

Effect of exchange rate changes on cash and cash equivalents       2,551     (    3,686)
                                                            -------------  -------------

Net increase in cash and cash equivalents                        918,243      2,465,652

Cash and cash equivalents, beginning                           2,466,293            641
                                                            -------------  -------------

Cash and cash equivalents, ending                             $3,384,536      2,466,293
                                                            =============  =============


                                   (continued)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                   (CONTINUED)


                                                                     2001           2000
                                                               ----------  --------------

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $    67,362          6,329
                                                               ==========  ==============

Supplemental schedule of non-cash investing and financing activities:

     Issuance of 3,125,000 shares of common stock
       in exchange for deferred legal costs                    $ 1,000,000              -
                                                               ==========  ==============

     Conversion of debentures and accrued
       interest to common stock and warrant                    $ 1,548,479        703,993
                                                               ==========  ==============


     Conversion of note payable, accrued interest and
       accounts payable to officers, to common stock           $       -          152,802
                                                               ==========  ==============

     Conversion of notes payable, and
       accrued interest to common stock                        $       -          298,067
                                                               ==========  ==============


     Warrants issued in connection with notes
       payable and convertible debentures                      $       -          122,305
                                                               ==========  ==============


               See notes to the consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS  OF  PRESENTATION:

     The accompanying consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), and its wholly owned foreign subsidiary, Nanopierce Card Technologies GmbH, Hohenbrunn (NCT), a German subsidiary, which was incorporated on January 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. NCT activities through June 30, 2001 consist primarily of providing software development and implementation service, and performing administrative, research and development, selling and marketing activities.

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

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     The fair values of the Company's cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate their carrying amounts due to the short maturities of these instruments. The fair value of the Company's note receivable from a related party is not practicable to estimate due to the related party nature of the underlying transactions.

     CASH  AND  CASH  EQUIVALENTS:

     The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

     DEFERRED  LEGAL  COSTS:

     Included in deferred legal costs and other prepaid expenses at June 30, 2001, is $824,657 of deferred legal fees. The deferred legal fees were recorded in connection with the Company's April 2001 issuance of 3,125,000 shares of common stock valued at $1,000,000 ($0.32 per share), issued as a non-refundable retainer for legal services to be performed. The Company is amortizing these deferred costs on a straight-line basis over a one-year period, which represents the estimated period the benefits of the legal costs are expected to be incurred. Through June 30, 2001, the Company recorded amortized legal costs of $175,343.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     INTELLECTUAL  PROPERTY  AND  PATENT  APPLICATIONS:

     The PI Technology was acquired upon the issuance of 7,250,000 shares of common stock and 100 shares of Series A preferred stock of the Company and was valued at the estimated fair value of the PI Technology at the date of acquisition based on a written cash offer from an outside third party. This third party is a manufacturer in a field, which uses the intellectual property. The intellectual property is being amortized using the straight-line method over 10 years. The 10-year period is based on the estimated useful life, limited by the remaining average patent protection period. Costs incurred to establish patents are capitalized and amortized beginning at the time of the application over the shorter of the estimated useful life of the technology or the patent term. Unsuccessful patent application costs are expensed as incurred. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the PI Technology, along with projected operating information. Based on its evaluation, management does not believe that there has been any impairment through June 30, 2001.

     MARKETABLE  SECURITIES:

     Marketable securities consist of approximately 1,180 shares of common stock of Intercell International Corporation (Intercell). These securities are classified as available-for-sale and are carried at fair value based upon quoted market prices. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component of comprehensive income (loss), included as a separate item in shareholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). At June 30, 2001, Intercell owns approximately 16% of the outstanding common stock of the Company.

     PROPERTY  AND  EQUIPMENT:

     Property and equipment are stated at cost. Depreciation expense is provided by use of the accelerated and straight-line methods over the estimated useful lives of the assets, generally 3 to 10 years for machinery, office equipment and furniture. Leasehold improvements are amortized over a period of three years, which represents the shorter of the estimated useful lives of the leasehold improvements or the lease term.

     REVENUE  RECOGNITION:

     During the year ended June 30, 2001, NCT performed various software development and implementation services for third parties. These services are substantially unrelated to the development and marketing of the PI Technology. Revenues from these services are generally recorded at the time of delivery to the customer and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. At June 30, 2001, there was no deferred revenues related to contract services in progress.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RESEARCH  AND  DEVELOPMENT:

     Research  and  development  costs  are  expensed  as  incurred.

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

     FOREIGN  CURRENCY  TRANSACTIONS:

     Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the years ended June 30, 2001 and 2000.

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

     COMPREHENSIVE  INCOME:

     SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires that unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments are included in comprehensive income (loss). Accumulated other comprehensive income of $6,265 at June 30, 2001, consists of an unrealized gain on marketable securities of $474 and foreign currency translation adjustments of $5,791.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

     Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options, warrants, and convertible preferred stock and debentures are not considered in the calculation, as the impact of the potential common shares (9,022,661 shares at June 30, 2001 and 16,204,500 shares at June 30, 2000) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other
     Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 will have a significant immediate impact on the financial condition or results of operations of the Company as the Company has no current planned business combinations. The Company is currently assessing the impact, if any, that SFAS No. 142 may have on its financial condition or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, SFAS No. 133 did not impact the Company's financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000



1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECLASSIFICATIONS:

     Certain amounts reported in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

2.   RESULTS  OF  OPERATIONS  AND  MANAGEMENT'S  PLANS:

     The Company reported a net loss of $3,598,543 for the year ended June 30, 2001, and an accumulated deficit of $12,326,763 as of June 30, 2001. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior years.

     During the year ended June 30, 2001, the Company entered into an equity financing agreement in which the Company received $7,500,000 in cash (Note
     7). As a result, the Company believes that it has adequate funds to support operations for the next twelve months.

     To address its on-going and long-term cash needs, the Company is in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company. The Company also believes sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements.

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

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


4.   NOTES  RECEIVABLE:

     RELATED  PARTY:

     At July 1, 1999, the Company had a $69,182 receivable from Intercell that was repaid to the Company in 2001.

     During the year ended June 30, 2001, the Company loaned $92,500 to Intercell. The loan is unsecured, bears interest at 5.75%, and is due on demand. This amount is classified as long-term, as the Company does not anticipate demanding payment during the next year.

     OTHER:

     During the year ended June 30, 2001 the Company loaned $500,000 to an unrelated third party - Global Capital Partners, Inc. ("Global"). The note bears interest at 12%, and is collateralized by 750,000 shares of Global common stock. In June 2001, the Company received $125,000 plus accrued interest of $12,493. In August 2001, the Company received an additional $100,000. The remaining $275,000 is due in September 2001. As additional consideration for the loan, the Company received 12,500 shares of Global's restricted common stock and 10,000 shares of IKON Ventures' restricted common stock. Due to lack of marketability, no value was placed on the shares of Global or IKON common stock.

     In April 2001 the Company loaned an additional $300,000 to another third party. This loan is unsecured, non-interest bearing and was repaid to the Company in September 2001.

5.   NOTES  AND  OTHER  PAYABLES  -  RELATED  PARTIES:

     At July 1, 1999, the Company had a note payable of $66,837 plus accrued interest of $10,455 due to a party related to an officer of the Company. These amounts were paid in 2001.

     During the year ended June 30, 2000, the Company issued 565,934 shares of common stock and paid $47,582 in cash to officers of the Company in full settlement of a note payable, accrued interest, and other payables totaling $200,384.

6.   CONVERTIBLE  DEBENTURES  AND  NOTES  PAYABLE:

     CONVERTIBLE  DEBENTURES:

     During the year ended June 30, 2000, the Company issued $4,000,000 of 6% convertible debentures and warrants to purchase 400,000 shares of the Company's common stock for an aggregate purchase price of $4,000,000. The portion of the proceeds applicable to the warrants was determined to be $66,000 utilizing the Black-Scholes pricing model. The debentures were due in January 2002. The warrants expire in January 2003 (Note 7). The convertible debentures included redemption provisions at a 25% premium and a beneficial conversion feature in which the debentures were convertible at the lesser of $2.915 or 80% of the average of the three lowest daily closing bid prices of the Company's common stock during the 30 trading days immediately preceding the date on which the holder elected to convert the debentures. The intrinsic value of the beneficial conversion feature

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

     CONVERTIBLE  DEBENTURES  AND  NOTES  PAYABLE  (CONTINUED):

     CONVERTIBLE  DEBENTURES  (CONTINUED):

     was $995,000 and was charged to interest expense in 2000. In addition to the 400,000 warrants described above, warrants to purchase 230,000 shares of the Company's common stock were issued for services performed by a third party in connection with the issuance of the debentures. The warrants to purchase common stock are at an exercise price of $2.915 per share, which was 80% of the quoted market price of the Company's common stock at the date of issue and are exercisable over a ten-year period (Note 7). These warrants were valued at $37,905 using the Black-Scholes pricing model and that amount has been included in general and administrative expense. The convertible debentures placed certain restrictions on the Company, including the Company's ability to issue additional shares of common stock.

     In the quarter ended June 30, 2000, $700,000 of debentures and accrued interest of $3,993 were converted into 399,861 shares of common stock. During the year ended June 30, 2001, the Company issued 1,194,616 shares of common stock in exchange for $1,431,633 of convertible debentures and $48,296 of related accrued interest (approximately $1.24 per share. The remaining $1,850,000 of convertible debentures (having a carrying value of $1,829,239, net of unamortized discount) and accrued interest of $59,878 were redeemed, at a 25% premium, for cash of $2,372,378, and in exchange for an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.17 per share (the market value of the Company's common stock at the date of grant). The warrant was valued at $68,550 using the Black-Scholes pricing model. The value of the warrant and premium on redemption of the convertible debentures resulted in a loss on extinguishment of debt of $551,811 (accounted for as an extraordinary loss).

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

     During the year ended June 30, 2000, the Company also issued $180,000 of promissory notes, convertible at $0.20 to $0.40 per share into common stock of the Company. The conversion price represented the market price of the Company's common stock on the date of issuance of the notes. The notes were converted in January 2000 into 575,000 shares of common stock.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


7.   SHAREHOLDERS'  EQUITY:

     COMMON  STOCK:

     In October 2000, the Company entered into a $15,000,000 equity financing agreement with a third party. Under the first installment of the agreement, the Company received $7,500,000 cash, net of $507,989 in offering costs, in exchange for 4,531,613 shares of the Company's common stock (approximately $1.66 per share, before offering costs), a warrant ("the Initial Warrant") to purchase an additional 453,161 shares of the Company's common stock, and a separate warrant to purchase shares of the Company's common stock ("the Vesting Warrant"). The $1.66 per share amount was based upon 80% of the average market price of the Company's common stock prior to the closing, as defined in the agreement. The Initial Warrant is exercisable immediately through October 2005 at an exercise price of $2.586 per share. Under the Vesting Warrant, on defined dates, the warrant shall vest with respect to a defined number of shares that are exercisable at $0.001 per share immediately and through October 2005. The defined dates are the 65th, 130th, and 195th trading days following the closing of the $7,500,000 transaction. The defined number of shares is equal to one-third of the initial shares (4,531,613) multiplied by an amount equal to the initial purchase price multiplied by an initial percentage (the initial percentage is equal to 115%, 125% and 140% from the 65th, 130th, and 190th days, respectively, from the initial closing date), less the reset price, which is equal to the average market value of the Company's common stock at those dates. This amount is then divided by the reset price and equals the number of shares issuable under the Vesting Warrant. For the 65th trading day, 2,143,975 shares were issued in March, 2001 for the first one-third installment under the vesting warrant. The companies and individuals that provided the equity financing have stated that 7,418,895 shares are due for the second one-third installment under the vesting warrant and 4,545,303 shares are due for the third one-third installment under the vesting warrant. The Company does not intend to issue the shares (Note 9). As a result of lawsuits filed, the second installment of the equity financing will not be completed.

     In order to close the first installment of the financing, the third party investor required the Company to cause the holders of an existing option to purchase up to 10,000,000 shares of the Company's common stock, to immediately exercise the options and also required the Company to cause the option holders to agree to restrictions on the sale and use of the 10,000,000 shares for a defined time period. The option holders agreed to these terms in exchange for a reduction in the exercise price to purchase 10,000,000 shares of common stock from $.51 to $.25 per share. The warrants were exercised by applying a $1,350,000 commission due to the option holders on the $15,000,000 financing and in part through a cash-less exercise. A net 9,532,520 shares of common stock were issued for the warrants in October 2000.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


7.   SHAREHOLDERS'  EQUITY  (CONTINUED):

     COMMON  STOCK  (CONTINUED):

     During the years ended June 30, 2001 and 2000, the Company issued shares of common stock in exchange for services. The shares were issued for the following services and were valued at the quoted market price of the Company's common stock at the date the services were performed:

                                         2001                2000
                                 ---------------------  -----------------
                                  Shares      Amount    Shares    Amount
                                 ---------  ----------  -------  --------
     Third parties, investment-
       related services             60,000  $   96,996  985,125  $276,950
     Deferred legal Costs        3,125,000   1,000,000        -         -
                                 ---------  ----------  -------  --------
                                 3,185,000  $1,096,996  985,125  $276,950
                                 =========  ==========  =======  ========

     During the year ended June 30, 2001 the Company issued 1,194,616 shares of common stock (808,701 shares for the year ended June 30, 2000) in connection with the conversion of convertible debentures including accrued interest.

     STOCK  OPTIONS  AND  WARRANTS:

     STOCK  OPTIONS:

     The  Company  has  established a Compensatory Stock Option Plan (the Option
     Plan) and has reserved 7,500,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

     A  summary  of  the  Option  Plan  is  as  follows:

                                        2001                    2000
                                --------------------  -----------------------
                                           Weighted                Weighted-
                                            average                 average
                                           exercise                 exercise
                                 Shares      price      Shares       price
                                ---------  ---------  -----------  ----------
Outstanding, beginning of
  Year                          4,737,000  $     .37   4,875,000   $      .37
Granted                         2,115,000       2.02     912,000         1.82
Forfeited                               -          -           -            -
Exercised                               -          -  (1,050,000)         .33
                                ---------  ---------  -----------  ----------

Outstanding, end of year        6,852,000  $    1.08   4,737,000   $      .66
                                =========  =========  ===========  ==========

Options exercisable at
  end of year                   6,607,000  $    1.11   4,267,000   $      .70
Weighted-average fair value of
  options granted during the
  year at market                           $    1.64               $     1.36

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


7.   SHAREHOLDERS'  EQUITY  (CONTINUED):

     STOCK  OPTIONS  AND  WARRANTS  (CONTINUED):

     During the year ended June 30, 2001, no options were exercised. During the year ended June 30, 2000, 1,050,000 options were exercised (including cashless exercises) in exchange for 973,207 shares of common stock. The following table summarizes information about stock options outstanding as of June 30, 2001:

                        Options Outstanding              Options Exercisable
              ----------------------------------------  ---------------------
                          Weighted-
                           average                                 Weighted-
Range of                  remaining       Weighted-                 average
exercise      Number of  contractual       average      Number of   exercise
prices         options   life (years)  exercise price    options     price
------------  ---------  ------------  ---------------  ---------  ----------
0.20- 0.50    3,280,000          7.43  $          0.32  3,035,000  $     0.32
0.51 - 1.00     985,000          8.84             0.55    985,000        0.55
1.01 - 2.00     360,000          7.08             1.88    360,000        1.88
2.01 - 3.00   2,217,000          7.16             2.29  2,217,000        2.29
5.01 - 6.00      10,000          8.67             6.00     10,000        6.00
              ---------  ------------  ---------------  ---------  ----------
              6,852,000          7.81  $          1.08  6,607,000  $     1.11
              =========  ============  ===============  =========  ==========

     During 2001, options to purchase 2,115,000 shares of the Company's common stock, at exercise prices ranging from $.60 to $3.00 per share, were granted to fifteen employees of the Company, six of whom are or were officers and/or directors of the Company. The exercise prices were based on the market value of the Company's common stock at the date of grant and expire through 2011. In addition, during the year ended June 30, 2001, the Company granted options and warrants to third parties to purchase up to 250,000 shares of the Company's common stock at exercise prices of $0.65 to $3.00 per share. The options and warrants were exchanged for services valued at $142,850 using the Black-Scholes option-pricing model. The options expire in December 2002, and the warrants expire in May 2006.

     During 2000, options to purchase 912,000 shares of the Company's common stock at exercise prices ranging from $.40 to $6.00 per share were granted to twelve employees of the Company, three of whom are officers and/or directors of the Company. The exercise prices were based on the market value of the Company's common stock at the date of grant and expire through 2010.

     ACCOUNTING  FOR  STOCK-BASED  COMPENSATION  UNDER  SFAS  NO.  123:

     The Company applies APB 25 for its employee-based stock-compensation plans. Had compensation cost for the Company's stock plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                   2001                2000
                                              -------------       ------------

     Net loss, as  reported                   $ (3,598,543)        (3,743,305)
     Net loss, pro  forma                       (7,400,000)        (4,988,000)
     Net loss, per  share, as reported          (     0.07)        (     0.13)
     Net loss, per  share, pro forma            (     0.14)        (     0.15)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


7.   SHAREHOLDERS'  EQUITY  (CONTINUED):

     STOCK  OPTIONS  AND  WARRANTS  (CONTINUED):

     The fair value of options granted during 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2001              2000
                                              -----------        -----------

     Expected  dividend  yield                       0%                0%
     Expected  stock  price  volatility            122%               96%
     Risk-free  interest  rate                     5.2%              6.5%
     Expected  life  of  options               6.5  years         6.5  years

     WARRANTS:

     At June 30, 2001 the following warrants to purchase common stock were outstanding:

     Number  of  common                Exercise                 Expiration
shares  covered  by  warrants            price                 date
-----------------------------         ---------             --------------------

       70,000                            2.81                    July  22, 2003
       50,000                            3.52                    July  22, 2001
      140,000                            1.50                  January  4, 2003
      630,000                            2.92                 January  10, 2003
      105,000                             .30                 October  26, 2002
      192,500                             .30                 October  27, 2002
      140,000                             .30                 November  8, 2002
       70,000                             .30                 November 22, 2002
       70,000                             .30                 December 17, 2002
       50,000                            2.17                 January  20, 2003
      453,161                            2.58                 October  20, 2005
      200,000                             .65                    May  16,  2006
    ---------
    2,170,661
    =========

     During the year ended June 30, 2001, warrants to purchase 200,000 shares of the Company's common stock were issued for public relation services. The warrants were valued at $86,200 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense for the year ended June 30, 2001.

     During the year ended June 30, 2000, warrants to purchase 10,000,000 shares of the Company's common stock were issued to two entities for services performed in connection with arranging proposed debt financing which the Company elected not to pursue. The warrants were valued at $290,000 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense for the year ended June 30, 2000. During the year ended June 30, 2001 the warrants to purchase 10,000,000 shares of common stock were exercised as described above.

     During the year ended June 30, 2000, warrants were exercised for the purchase of 461,022 shares of the Company's common stock for proceeds of $25,000.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


8.   LICENSE  AGREEMENTS:

     The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of the Company's control, pending the resolution of certain legal issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the licenses, which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The Company has not recorded any receivables or revenues associated with the accrued royalty payments on licenses which were outstanding as of September 3, 1996. The original inventor filed a Motion of Appeal on March 29, 2000 regarding the Declaratory Judgment. On April 23, 2001 the District Court Judge signed an order that the original inventor has waived his right to appeal. The inventor has filed an amended appeal to review that order, on which no ruling has yet been issued. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

9.   FINANCING  AGREEMENT  SUIT:

     On April 27, 2001 the Company filed an action in the United States District Court in and for the District of Colorado, against Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan & Co. Ltd., of Toronto (Canada)(collectively, the "Defendants"). The Company subsequently dismissed this suit, without prejudice and on July 27, 2001 re-filed the action in the District Court, City and County of Denver. The suit alleges among other things, that the Defendants have violated the anti-fraud and controlling persons Sections of the Colorado Securities Act, aiding and abetting violations of the Colorado Securities Act, common law fraud and civil conspiracy. The Company is seeking various forms of relief from the Defendants, including an accounting, a declaratory judgment, actual damages of at least $190,000,000 and exemplary and treble damages.

     On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2000 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the second reset provision and 4,545,303 shares due in connection with the third reset provision of the Purchase Agreement. Harvest Court is seeking the delivery of such shares or damages in the alternative. On August 1, 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court. In September 2001, a suit was filed by Thomson Kernaghan & Co. Ltd. Against the Company and certain officers/Directors of the Company seeking general damages for defamation and punitive, aggravated and exemplary damages that aggregated in excess of $3,000,000. The Company intends to vigorously defend against these claims and does not believe the outcome of these claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


10.  INCOME  TAXES:

     The Company and its subsidiary did not incur income tax expense for the years ended June 30, 2001 and 2000. The reconciliation between taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the years ended June 30, 2001 and 2000 is as follows:

                                                          2001         2000
                                                    --------------  -----------
     Expected  income  tax  benefit                 $  (1,227,000)  (1,272,000)
     Increase  in  valuation  allowance                 1,227,000    1,272,000
                                                    --------------  -----------
                                                    $           -            -
                                                    ==============  ===========

     The tax effects of temporary differences that give rise to substantially all of deferred tax assets at June 30, 2001 are as follows:

     Deferred  tax  assets:
        Net  operating  loss                        $  2,720,000
     Less  valuation  allowance                       (2,720,000)
                                                    -------------
     Net  deferred  tax  assets                     $          -
                                                    =============

     As of June 30, 2001, the Company has net operating loss carryforwards of approximately $8,000,000, which expire between 2010 and 2021. The Company's net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

11.  LEASES:

     The Company has entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through September 30, 2006. Future minimum lease payments under these operating leases are as follows:

             Year  ending
               June  30,
             -----------

                 2002                         $  156,018
                 2003                            147,691
                 2004                             84,253
                 2005                             86,032
                 2006                             21,508
                                              ----------
                                              $  495,502
                                              ==========

     Aggregate rental expense under operating leases was $84,744 and $21,650 for the years ended June 30, 2001 and 2000, respectively.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


12.  FOREIGN  AND  DOMESTIC  OPERATIONS:

     Operating results and long-lived assets as of and for the year ended June 30, 2001, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.


                           United  States    Germany       Total
                           --------------  -----------  -----------

Revenues  for  year
  ended  June  30,  2001   $   (      - )  (  132,325)  (  132,325)
                           ==============  ===========  ===========

Long-lived  assets  at
  June  30,  2001          $     773,908       21,223      795,131
                           ==============  ===========  ===========