Form 10QSB
period 2001-09-30
NANOPIERCE TECHNOLOGIES INC
filed 2001-11-14
CIK 827161

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                       370 Seventeenth Street, Suite 3640
                             Denver, Colorado 80202
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


     As of November 5, 2001 there were 55,701,398 shares of the registrant's sole class of common stock outstanding.


     Transitional Small Business Disclosure Format   Yes     No  X
                                                         ---    ---

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                                                                      PAGE
                                                                      ----

     Independent Accountants' Report                                  F-2

     Condensed Consolidated Balance Sheet
          September 30, 2001                                          F-3

     Condensed Consolidated Statements of Operations -
          Three months ended
          September 30, 2001 and 2000                                 F-4

     Condensed Consolidated Statements of Comprehensive
          Loss - Three months ended
          September 30, 2001 and 2000                                 F-5

     Condensed Consolidated Statement of Shareholders'
          Equity - Three months ended September 30, 2001              F-6

     Condensed Consolidated Statements of Cash Flows -
          Three months ended September 30, 2001 and 2000              F-7

     Notes to Condensed Consolidated Financial Statements             F-8


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

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Nanopierce Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiary as of September 30, 2001, the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended September 30, 2001 and 2000, and the statement of stockholders' equity for the three-month period ended September 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
November 12, 2001

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                               $    2,967,013
  Accounts receivable                                             78,901
  Notes receivable                                               275,410
  Deferred legal costs and other prepaid expenses                596,327
                                                          --------------
    Total current assets                                       3,917,651
                                                          --------------

Property and equipment:
  Machinery                                                      346,203
  Office equipment and furniture                                 201,023
  Leasehold improvement                                          101,991
                                                          --------------
                                                                 649,217
  Less accumulated depreciation                              (   158,666)
                                                          --------------
                                                                 490,551
                                                          --------------

Other assets:
  Notes receivable - related party                               127,500
  Deposits and other                                             113,434
  Intellectual property rights, net of accumulated
    amortization of $359,315                                     640,685
  Patent applications                                            114,789
                                                          --------------
                                                                 996,408
                                                          --------------

                                                          $    5,404,610
                                                          ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $      167,061
  Accrued liabilities                                             21,224
  Deferred revenue                                                37,167
                                                          --------------
    Total liabilities - all current                              225,452
                                                          --------------


Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000
    shares authorized:
    Series A; no shares issued and outstanding
    Series B; maximum of 75,000 shares issuable; no
      shares issued and outstanding
    Series C; maximum of 700,000 shares issuable; no
      shares issued and outstanding
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 55,701,398 shares issued and outstanding           5,570
  Additional paid-in capital                                  18,451,781
  Accumulated other comprehensive income                          44,890
  Accumulated deficit                                        (13,323,083)
                                                          --------------
               Total shareholders' equity                      5,179,158
                                                          --------------

                                                          $    5,404,610
                                                          ==============

          See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                              2001         2000
                                          ------------  -----------
Revenues                                  $    24,066       14,942
                                          ------------  -----------

Operating expenses:
  Research and development expense            107,452       67,301
  General and administrative expenses         944,904      640,331
  Selling and marketing                        17,991            -
                                          ------------  -----------
                                            1,070,347      707,632
                                          ------------  -----------

Loss from operations                       (1,046,281)   ( 692,690)
                                          ------------  -----------

Other income (expense):
  Interest income                              49,961       27,568
  Interest expense:
    Related party                                   -    (   1,264)
    Other                                           -    (  23,173)
                                          ------------  -----------
                                               49,961        3,131
                                          ------------  -----------

Net loss                                  $(  996,320)   ( 689,559)
                                          ============  ===========

Net loss per share, basic and diluted     $(     0.02)   (    0.02)
                                          ============  ===========

Weighted average number of common shares
  outstanding                              55,701,398   35,816,632
                                          ============  ===========

          See notes to the condensed consolidated financial statements

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
             Condensed Consolidated Statements of Comprehensive Loss
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                2001         2000
                            ------------  -----------
Net loss                    $(  996,320)  (  689,559)

Change in unrealized gain
  on securities              (      237)  (      521)

Change in foreign currency
  translation adjustments        38,862        3,575
                            ------------  -----------

Comprehensive loss          $(  957,695)  (  686,505)
                            ============  ===========

          See notes to the condensed consolidated financial statements.

                            NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Statement of Shareholders' Equity
                                Three Months Ended September 30, 2001
                                             (Unaudited)


                                                        Accumulated
                       Common stock         Additional  other                         Total
                       -------------------  Paid-in     comprehensive   Accumulated   shareholders'
                         Shares    Amount   capital     income          deficit       equity
                       ----------  -------  ----------  --------------  ------------  --------------
Balances,
  July 1, 2001         55,701,398  $ 5,570  18,451,781          6,265   (12,326,763)      6,136,853


Net loss                        -        -           -              -      (996,320)       (996,320)

Other comprehensive
 income (loss):
   Change in
   unrealized gain on
   securities                   -        -           -           (237)            -            (237)

   Change in
   foreign currency
   translation
   adjustments                  -        -           -         38,862             -          38,862
                       ----------  -------  ----------  --------------  ------------  --------------

Balances,
  September 30, 2001   55,701,398  $ 5,570  18,451,781         44,890   (13,323,083)      5,179,158
                       ==========  =======  ==========  ==============  ============  ==============

          See notes to the condensed consolidated financial statements

                          NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                         Condensed Consolidated Statements of Cash Flows
                         Three Months Ended September 30, 2001 and 2000
                                           (Unaudited)


                                                                           2001         2000
                                                                       ------------  -----------
Cash flows from operating activities:
  Net loss                                                             $(  996,320)  (  689,559)
                                                                       ------------  -----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                                  25,000       25,000
      Depreciation expense                                                  43,328       15,205
      Amortization of discount on debentures                                     -        4,473
      Amortization of deferred legal costs                                 250,000            -
      Expenses incurred in exchange for common
        stock, warrants and options                                              -      181,954
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                   (   30,676)  (   37,568)
      Decrease in prepaid expenses                                          18,908       22,839
      Increase in deposits and other assets                             (   47,061)      (1,545)
      Increase in accounts payable and
        accrued liabilities                                                 27,610        2,140
      Increase in deferred revenue                                          37,167       18,424
                                                                       ------------  -----------

  Total adjustments                                                        324,276      230,922
                                                                       ------------  -----------

Net cash used in operating activities                                   (  672,044)  (  458,637)
                                                                       ------------  -----------

Cash flows from investing activities:
  Increase in patent applications                                       (   31,479)           -
  Purchase of property and equipment                                    (   87,388)  (  121,962)
  Payments received on notes receivable                                    399,590            -
  Increase in notes receivable                                          (   35,000)           -
                                                                       ------------  -----------

Net cash provided by (used in) investing activities                        245,723   (  121,962)
                                                                       ------------  -----------

Effect of exchange rate changes on cash and cash equivalents                 8,798        1,324
                                                                       ------------  -----------

Net decrease in cash and cash equivalents                               (  417,523)  (  579,275)

Cash and cash equivalents, beginning                                     3,384,536    2,466,293
                                                                       ------------  -----------

Cash and cash equivalents, ending                                      $ 2,967,013    1,887,018
                                                                       ============  ===========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $         -            -
                                                                       ============  ===========

Supplemental schedule of non-cash investing and financing activities:

  Conversion of debentures and accrued
    interest to common stock                                           $         -    1,326,520
                                                                       ============  ===========

          See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


1.   Business, Organization and Summary of Significant Accounting Policies:


     Presentation of Interim Information:

     The accompanying condensed consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), and its wholly owned foreign subsidiary, Nanopierce Card Technologies GmbH, Hohenbrunn (NCT), a German subsidiary, which was incorporated on January 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. NCT activities through September 30, 2001 consist primarily of providing software development and implementation service, and performing administrative, research and development, selling and marketing activities.

     In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 2001 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

     The Company reported a net loss of $996,320 for the period ended September 30, 2001 and an accumulated deficit of $13,323,083 as of September 30, 2001. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior years. The Company believes that it has adequate funds to support operations for the current fiscal year ending June 30, 2002.

     To address its on-going and long-term cash needs, the Company is continuing discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company. The Company also believes sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements.

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

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


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

     Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options, warrants, and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (9,112,661 shares at September 30, 2001 and 16,324,500 shares at September 30, 2000) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.


     Recently issued accounting pronouncement:

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.


2.   Note receivable:

     During the three months ended September 30, 2001 the Company extended the due date of a note receivable in the amount of $275,410 due from an unrelated party from September 30, 2001 to November 30, 2001.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)



3.   Common Stock, Stock Options and Warrants:

     No common stock was issued during the three months ended September 30, 2001. During the three months ended September 30, 2000, the Company issued 1,076,407 shares of common stock in exchange for $1,278,855 of convertible debentures and $47,665 of accrued interest on the convertible debentures. The Company also issued 36,000 shares of common stock to third parties in exchange for services valued at $82,116 based on the quoted market price of the Company's common stock on the date the services were performed.

     During the three months ended September 30, 2001, the Company granted stock options to purchase 140,000 shares of common stock at exercise prices of $0.66 to $0.67 per share to employees and a director of the Company. During the three months ended September 30, 2000, the Company granted stock options to purchase 70,000 shares of common stock at exercise prices of $1.625 to $2.375 per share to employees of the Company. The options exercise prices were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the years 2010 and 2011.

     In September 2000, the Company issued a stock option to purchase 50,000 shares of common stock at $3.00 per share for services received from a third party. The stock option expires on December 31, 2002. The option was valued at $56,650 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

     During the three months ended September 30, 2001 warrants to purchase 50,000 shares of common stock expired.


4.   License Agreements:

     The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of the Company's control, pending the resolution of certain legal issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The Company has not recorded any receivables or revenues associated with the accrued royalty payments on licenses which were outstanding as of September 3, 1996. The original inventor filed a Motion of Appeal on March 29, 2000 regarding the Declaratory Judgment. On April 23, 2001 the District Court Judge signed an order that the original inventor has waive his right to appeal. The Inventor has filed an amended appeal to review that order. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


5.   Financing Agreement Suit:

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

     On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2000 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the second reset provision and 4,545,303 shares due in connection with the third reset provision of the Purchase Agreement. Harvest Court is seeking the delivery of such shares or damages in the alternative. On August 1, 2001, the Supreme Court of the Sate of New York of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court. In September 2001, a suit was filed by Thomson Kernaghan & Co., Ltd. against the Company and certain officers/directors of the Company seeking general damages for defamation and punitive, aggravated and exemplary damages that aggregate in excess of $3,000,000. The Company intends to vigorously defend against these claims and does not believe the outcome of these claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

6.   Foreign and Domestic Operations:

     Operating results and long-lived assets as of and for the quarter ended September 30, 2001 and 2000, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                 United States   Germany    Total
                                 --------------  -------  ---------
     Revenues for quarter
       ended September 30, 2001  $            -   24,066     24,066
                                 ==============  =======  =========

     Revenues for quarter
       ended September 30, 2000  $            -   14,942     14,942
                                 ==============  =======  =========

     Long-lived assets at
       September 30, 2001        $    1,233,492   12,533  1,246,025
                                 ==============  =======  =========

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


Results of operations

     The Company recognized revenues of $24,066 for the three months ended September 30, 2001 compared to $14,942 for the three months ended September 30, 2000. The revenues were from various software development contracts generated by the Company's German subsidiary, Nanocard Technologies, GmbH ("Nanocard").

     Total operating expenses during the three months ended September 30, 2001 were $1,070,347 compared to $707,632 during three months ended September 30, 2000. The increase of $362,715 is attributable to increases in salaries, depreciation, marketing and research and development activities related to the increased activities and expansions of Nanocard and the Colorado Springs technology group. Further, legal expenses were significantly higher for the three months ended September 30, 2001 due to $250,000 of amortized legal fees in connection with litigation research for the Harvest Court Litigation. Research and development expenses for the three months ended September 30, 2001 were $107,452 compared to $67,301 for the three months ended September 30, 2000. The increase of $40,151 is primarily attributable to additional salaries incurred in research and development and the expansion of research activities for the Company's WaferPierce product.

     Interest expense decreased by $24,437 due to the payment of all of the Company's long-term debt during the fiscal year ended June 30, 2001.

     The Company incurred a net loss of $996,320 for the three months ended September 30, 2001 compared to a net loss of $689,559 for the three months ended September 30, 2000. The increase in the net loss is primarily due to the increase in activity described in general and administrative expenses.


Liquidity and financial condition

     The Company's current operations are not generating positive cash flow. The Company reported a net loss of $996,320 for the period ended September 30, 2001 and an accumulated deficit of $13,323,083 as of September 30, 2001. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior years. As a result of funds received from equity financing completed during the fiscal year ended June 30, 2001, the Company believes that it has adequate funds to support operations for the current fiscal year ending June 30, 2002.

      To address its on-going and long-term cash needs, the Company is in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company. The Company also believes sales of it products and technology license rights may provide additional funds to meet the Company's capital requirements.


Recently issued accounting pronouncement:


In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

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

On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2000 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 4,545,303 shares dues on the third reset date. Harvest Court is seeking delivery of such shares or damages in the alternative. On August 1, 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court. In September 2001, a suit was filed by Thomson Kernaghan & Co., Ltd. against the Company and certain officers/directors of the Company seeking general damages for defamation and punitive, aggravated and exemplary damages that aggregate in excess of $3,000,000. The Company intends to vigorously defend against these claims and does not believe the outcome of these claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is to early at this time to determine the ultimate outcome of these matters.

Item 2 - Changes in Securities


     The Company made the following unregistered sales of its securities from July 1, 2001, to September 30, 2001.

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


                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (Registrant)


November 12, 2001                     /s/ Paul H. Metzinger
                                      ----------------------------------
                                      Paul H. Metzinger, President & CEO


November 12, 2001                     /s/ Kristi J. Kampmann
                                      ----------------------------------
                                      Kristi J. Kampmann, Chief Financial
                                      Officer

                                LIST OF EXHIBITS


Exhibit 11     Computation of Net Loss Per Share