Form 10QSB
period 2001-12-31
NANOPIERCE TECHNOLOGIES INC
filed 2002-02-14
CIK 827161

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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


     As of February 1, 2002 there were 55,737,398 shares of the registrant's sole class of common stock outstanding.


     Transitional Small Business Disclosure Format   Yes      No  X
                                                         ---     ---

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                                                                      PAGE
                                                                      ----

     Independent Accountants' Report                                  F-2

     Condensed Consolidated Balance Sheet
          December 31, 2001                                           F-3

     Condensed Consolidated Statements of Operations -
          Three months and six months ended
          December 31, 2001 and 2000                                  F-4

     Condensed Consolidated Statements of Comprehensive
          Loss - Three months and six months ended
          December 31, 2001 and 2000                                  F-5

     Condensed Consolidated Statement of Changes in Stockholders'
          Equity - Six months ended December 31, 2001                 F-6

     Condensed Consolidated Statements of Cash Flows -
          Six months ended December 31, 2001 and 2000                 F-7

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

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Nanopierce Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiary as of December 31, 2001, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2001 and 2000, the condensed consolidated statement of changes in stockholders' equity for the six-month period ended December 31, 2001, and cash flows for the six-month periods ended December 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


GELFOND HOCHSTADT PANGBURN, P.C.



Denver, Colorado
February 11, 2002

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                December 31, 2001
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                 $  1,810,461
  Accounts receivable                                             61,039
  Note receivable                                                275,410
  Deferred legal costs and other prepaid expenses                432,912
                                                            ------------
    Total current assets                                       2,579,822
                                                            ------------

Property and equipment:
  Machinery                                                      359,657
  Office equipment and furniture                                 219,490
  Leasehold improvements                                         156,745
                                                            ------------
                                                                 735,892
  Less accumulated depreciation                              (   216,081)
                                                            ------------
                                                                 519,811
                                                            ------------

Other assets:
  Note receivable - related party                                127,500
  Deposits and other                                             101,859
  Intellectual property rights, net of accumulated
    amortization of $384,315                                     615,685
  Patent applications, net of accumulated amortization
    of $7,698                                                    146,265
                                                            ------------
                                                                 991,309
                                                            ------------

                                                            $  4,090,942
                                                            ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $    150,154
  Accrued liabilities                                             26,008
  Deferred revenue                                                48,043
                                                            ------------
    Total liabilities - all current                              224,205
                                                            ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000
    shares authorized:
    Series A; no shares issued and outstanding
    Series B; maximum of 75,000 shares issuable; no
      shares issued and outstanding
    Series C; maximum of 700,000 shares issuable; no
      shares issued and outstanding
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 55,737,398 shares issued and outstanding           5,574
  Additional paid-in capital                                  18,479,137
  Accumulated other comprehensive income                          49,910
  Accumulated deficit                                        (14,667,884)
                                                            ------------
               Total shareholders' equity                      3,866,737
                                                            ------------

                                                            $  4,090,942
                                                            ============

     See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
              Three and Six Months Ended December 31, 2001 and 2000
                                  (Unaudited)


                                       Three Months Ended          Six Months Ended
                                          December 31               December 31
                                    -------------------------  ------------------------
                                        2001         2000         2001         2000
                                    ------------  -----------  -----------  -----------

Revenues                            $    36,097       64,487       60,163       79,429
                                    ------------  -----------  -----------  -----------

Research and development expense         94,896       20,363      202,348       87,664
General and administrative expense    1,291,106      678,884    2,236,010    1,319,215
Selling and marketing                    22,151            -       40,142            -
                                    ------------  -----------  -----------  -----------

                                      1,408,153      699,247    2,478,500    1,406,879
                                    ------------  -----------  -----------  -----------

Loss from operations                 (1,372,056)  (  634,760)  (2,418,337)  (1,327,450)
                                    ------------  -----------  -----------  -----------

Other income (expenses):
 Interest income                         33,178       61,028       83,139       88,596
 Interest expense:
   Related party                              -          823)           -   (    2,087)
   Other                            (     5,923)  (    7,262)  (    5,923)  (   30,435)
                                    ------------  -----------  -----------  -----------
                                         27,255       52,943       77,216       56,074
                                    ------------  -----------  -----------  -----------

Loss before extraordinary item      ( 1,344,801)  (  581,817)  (2,341,121)  (1,271,376)

Extraordinary loss on
 extinguishment of debt                       -   (  551,811)           -   (  551,811)
                                    ------------  -----------  -----------  -----------

Net loss                            $(1,344,801)  (1,133,628)  (2,341,121)  (1,823,187)
                                    ============  ===========  ===========  ===========

Net loss per share, basic
 and diluted:
   Loss from continuing
    operations                      $(      .02)  (      .01)  (      .04)  (      .03)
   Extraordinary loss                         -   (      .01)           -   (      .01)
                                    ------------  -----------  -----------  -----------
     Net loss                       $(      .02)  (      .02)  (      .04)  (      .04)
                                    ============  ===========  ===========  ===========

Weighted average number
 of common shares
 outstanding                         55,710,198   46,812,076   55,714,507   41,314,355
                                    ============  ===========  ===========  ===========

          See notes to the condensed consolidated financial statements

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Comprehensive Loss
              Three and Six Months Ended December 31, 2001 and 2000
                                  (Unaudited)

                                 Three Months Ended         Six Months Ended
                                    December 31                December 31
                             -------------------------  ------------------------
                                 2001         2000         2001         2000
                             ------------  -----------  -----------  -----------
Net loss                     $(1,344,801)  (1,133,628)  (2,341,121)  (1,823,187)

Change in unrealized
   gain on securities                 83   (      757)  (      154)  (    1,278)

Changes in foreign currency
   translation adjustments         4,937       27,942       43,799       31,517
                             ------------  -----------  -----------  -----------

Comprehensive loss           $(1,339,781)  (1,106,443)  (2,297,476)  (1,792,948)
                             ============  ===========  ===========  ===========

          See notes to the condensed consolidated financial statements.

                           NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
               Condensed Consolidated Statement of Changes in Stockholders' Equity
                                Six Months Ended December 31, 2001
                                           (Unaudited)


                                                                Accumulated other                      Total
                            Common     stock     Additional       comprehensive     Accumulated    stockholders'
                            Shares    Amount   paid-in capital     income(loss)       deficit     equity(deficit)
                          ----------  -------  ---------------  ------------------  ------------  ---------------
Balances,
  July 1, 2001            55,701,398  $ 5,570       18,451,781              6,265   (12,326,763)       6,136,853

Common stock issued
  for services                36,000        4           27,356                  -             -           27,360

Net loss                           -        -                -                  -   ( 2,341,121)      (2,341,121)

Other comprehensive
  income:
    Change in unrealized
      gain on securities           -        -                -            (   154)            -       (      154)
    Foreign currency
      translation
      adjustments                  -        -                -             43,799             -           43,799
                          ----------  -------  ---------------  ------------------  ------------  ---------------

Balances,
  December 31, 2001       55,737,398  $ 5,574       18,479,137             49,910   (14,667,884)       3,866,737
                          ==========  =======  ===============  ==================  ============  ===============

                   See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                  Six Months Ended December 31, 2001 and 2000
                                  (Unaudited)

                                                                  2001         2000
                                                              ------------  -----------
Cash flows from operating activities:
  Net loss                                                    $(2,341,121)  (1,823,187)
                                                              ------------  -----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                         57,698       50,000
      Depreciation expense                                        107,866       37,824
      Amortization of discount on debentures                            -        5,257
      Amortization of deferred legal costs                        500,000            -
      Expenses incurred in exchange for common
        stock, warrants and options                                27,360      138,766
      Extraordinary loss in redemption of
        convertible debentures                                          -      551,811
    Changes in operating assets and liabilities:
      Increase in accounts receivable                          (   12,814)  (   44,765)
      Increase in prepaid expenses                             (   52,677)  (   35,476)
      Increase in deposits and other assets                    (   47,372)  (   37,736)
      Increase (decrease) in accounts payable and
        accrued liabilities                                        16,578   (   55,413)
      Increase (decrease) in deferred revenue                      48,043   (   16,822)
                                                              ------------  -----------
  Total adjustments                                               644,682      593,446
                                                              ------------  -----------

Net cash used in operating activities                          (1,696,439)  (1,229,741)
                                                              ------------  -----------

Cash flows from investing activities:
  Increase in patent applications                              (   70,653)           -
  Increase in note receivable                                  (   35,000)           -
  Purchase of property and equipment                           (  174,063)  (  201,397)
  Payments received on notes receivable                           399,590            -
                                                              ------------  -----------

Net cash provided by (used in) investing activities               119,874   (  201,397)
                                                              ------------  -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                -    6,992,011
  Redemption of convertible debentures                                  -   (2,312,500)
  Payment on note payable - related party                               -   (   66,837)
                                                              ------------  -----------

Net cash provided by financing activities                               -    4,612,674
                                                              ------------  -----------

Effect of exchange rate changes on cash and cash equivalents        2,490       31,517
                                                              ------------  -----------

Net increase (decrease) in cash and cash equivalents           (1,574,075)   3,213,053

Cash and cash equivalents, beginning                            3,384,536    2,466,293
                                                              ------------  -----------

Cash and cash equivalents, ending                             $ 1,810,461    5,679,346
                                                              ============  ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $     5,923       70,334
                                                              ============  ===========

Supplemental schedule of non-cash investing and financing activities:

  Conversion of debentures and accrued
    interest to common stock and warrant                      $         -    1,548,479
                                                              ============  ===========

          See notes to the condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)


1.   Business, Organization and Summary of Significant Accounting Policies:

     Presentation of Interim Information:

     The accompanying condensed consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), and its wholly owned foreign subsidiary, Nanopierce Card Technologies GmbH, Hohenbrunn (NCT), a German subsidiary, which was incorporated on January 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. NCT activities through December 31, 2001 consist primarily of providing software development and implementation service, and performing administrative, research and development, and selling and marketing activities.

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

     The Company reported a net loss of $2,341,121 for the six months ended December 31, 2001 and an accumulated deficit of $14,667,884 as of December 31, 2001. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior years. The Company believes that it has adequate funds to support operations for the current fiscal year ending June 30, 2002. The Company also believes sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements.

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

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)


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

     Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options, warrants, and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (9,642,661 shares at December 31, 2001 and 15,578,426 shares at December 31, 2000) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     Recently issued accounting pronouncement:

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

2.   Notes receivable:

     Related Party:

     At June 30, 2001, the Company has an unsecured, 5.75% note receivable from Intercell of $92,500, due on demand. During the three months ended September 30, 2001, the Company advanced an additional $35,000 to Intercell under this note receivable.

     Other:

     During the year ended June 30, 2001, the Company loaned $500,000 to an unrelated third party - Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. At June 30, 2001, the note balance was $375,000, of which an additional $100,000 was received in August 2001. The note was not paid in November 2001; and therefore, in January 2002, the Company agreed to the assignment of the note, and related accrued interest, by Global, to an entity represented by a shareholder of the Company. The terms of note were changed at the date of assignment, whereby the note

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)


     now bears interest at 5% per annum and is unsecured, and is due in October 2002. A $32,000 principle payment, along with accrued interest of $18,000, was made in January 2002.

     At June 30, 2001, the Company also had a $300,000 loan receivable from another third party, which was unsecured and non-interest bearing. This loan was repaid to the Company in September 2001.

3.   Common Stock, Convertible Debentures, Stock Options and Warrants:

     During the six months ended December 31, 2001, the Company issued 36,000 shares of common stock to third parties in exchange for services valued at $27,360 based on the quoted market price of the Company's common stock on the date the services were performed. During the six months ended December 31, 2000, the Company issued 1,194,616 shares of common stock in exchange for $1,431,633 of convertible debentures and $48,296 of accrued interest on the convertible debentures. The remaining $1,850,000 of convertible debentures (having a carrying value of $1,829,239, net of unamortized discount) and accrued interest of $59,878 were redeemed, at a 25% premium, for cash of $2,372,378, and in exchange for an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.17 per share (the market value of the Company's common stock at the date of grant). The warrant was valued at $68,550 using the Black-Scholes pricing model. The value of the warrant and premium on redemption of the convertible debentures resulted in a loss on extinguishment of debt of $551,811 (accounted for as an extraordinary loss in accordance with SFAS No. 4). The Company also issued 36,000 shares of common stock to third parties during the six months ended December 31, 2000 in exchange for services valued at $82,116 based on the quoted market price of the Company's common stock on the date the services were performed.

     During the six months ended December 31, 2001, the Company granted stock options to purchase 540,000 shares of common stock at exercise prices of $0.66 to $0.70 per share to employees and a director of the Company. During the six months ended December 31, 2000, the Company granted stock options to purchase 1,905,000 shares of common stock at exercise prices of $1.625 to $2.375 per share to employees and directors of the Company. The exercise prices of the options granted in 2001 and 2000 were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the years 2010 and 2011.

     In September 2000, the Company issued a stock option to purchase 50,000 shares of common stock at $3.00 per share for services received from a third party. The stock option expires on December 31, 2002. The option was valued at $56,650 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

     During the six months ended December 31, 2001, warrants to purchase 50,000 shares of common stock expired.

4.   License Agreements:

     The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. The Company has not recorded any receivables or revenues associated with the accrued royalty payments on licenses which were outstanding as of September 3, 1996. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of the Company's control, pending the resolution of certain legal issues. The Company and Louis DiFrancesco, the inventor of the PI Technology are involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)


     On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. On December 6, 2001 the Colorado Court of Appeals rendered an opinion of Judgment Reversed and Case Remanded with Directions. The Colorado Court of Appeals found that there was not a settlement agreement and has ordered the case continue to be heard by the District Court, City and

     County of Denver. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

5.   Financing Agreement Suit:

     In connection with a financing obtained in October 2000, the Company filed various actions in both the United States District Court for the District of Colorado and in the District Court in and for the City and County of Denver, Colorado against, among others, Harvest Court, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court transferred all cases pending before it to the United States District Court for the southern District of New York, New York City, New York.

     On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2000 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 4,545,303 shares due in connection with the third reset date. Harvest Court is seeking the delivery of such shares or damages in the alternative. On August 1, 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court.

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

6.   Foreign and Domestic Operations:

     Operating results and long-lived assets as of and for the quarter ended December 31, 2001 and 2000, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Six Months Ended December 31, 2001 and 2000
                                  (Unaudited)


                        Three Months Ended       Six Months Ended
                           December 31             December 31
                      ----------------------  ----------------------
                         2001        2000        2001        2000
                      ----------  ----------  ----------  ----------
Revenues:
  United States       $        -           -           -           -
  Germany                 36,097      64,487      60,163      79,429
                      ----------  ----------  ----------  ----------

  Total               $   36,097      64,487      60,163      79,429
                      ==========  ==========  ==========  ==========

Long-lived assets at
  December 31, 2001:
    United States                 $1,307,046
    Germany                           76,254
                                  ----------

    Total                         $1,383,300
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


Results of operations

     The Company recognized revenues of $60,163 for the six months ended December 31, 2001 ($36,097 for the three months ended December 2001) compared to $79,429 for the six months ended December 31, 2000 ($64,487 for the three months ended December 31, 2000). The revenues were from work on various contracts to provide consulting services and software development assistance to third parties by the Company's German subsidiary, Nanocard Technologies, GmbH ("Nanocard").

     Research and development expense was $202,348 for the six months ended December 31, 2001 compared to $87,664 for the six months ended December 31, 2000. Research and development expense also increased from $20,363 for the three months ended December 31, 2000 to $94,896 for the three months ended December 31, 2001. The increases are primarily attributable to additional salaries and expansion of research activities for the Company's technology.

     General and administrative expenses increased to $2,236,010 for the six months ended December 31, 2001, from $1,319,215 for the six months ended December 31, 2000, and increased to $1,291,106 for the three months ended December 31, 2001 from $678,884 for the three months ended December 31, 2000. The increases are attributable to increases in salaries, depreciation and general expenses resulting from the increased activities and expansion of Nanocard and the Colorado Springs technology group. Further, legal expenses were significantly higher due to amortized legal fees of $500,000 for the six months ended December 31, 2001 ($250,000 for the three months ended December 31, 2001) in connection with litigation research for the Harvest Court Litigation.

     Selling and marketing expense was $40,142 for the six months ended December 31, 2001 and $22,151 for the three months ended December 31, 2001. The Company had no selling and marketing expense in the six and three months ended December 31, 2000.

     Interest income decreased due to the decrease in the amount of cash invested in interest bearing accounts and lower interest rates.

     Interest expense decreased due to the payment of the Company's long-term debt during the fiscal year ended June 30, 2001.

     The Company recorded an extraordinary loss of $551,811 during the six and three months ended December 31, 2000 as a result of the Company's redemption of its convertible debt.

     The Company incurred a net loss of $2,341,121 for the six months ended December 31, 2001 compared to a net loss of $1,823,187 for the six months ended December 31, 2000. The increase in the net loss is primarily due to the increase in activity described in general and administrative expenses and research and development expenses.

Liquidity and financial condition


     The Company's current operations are not generating positive cash flow.
The Company reported a net loss of $2,341,121 for the six months ended December 31, 2001 and an accumulated deficit of $14,667,884 as of December 31, 2001. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior years. As a result of funds received from equity financing completed during the fiscal year ended June 30, 2001, the Company believes that it has adequate funds to support operations for the current fiscal year ending June 30, 2002.

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

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

License Agreements
     The Company and Louis DiFrancesco, the inventor of the PI Technology are involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. On December 6, 2001 the Colorado Court of Appeals rendered an opinion of Judgment Reversed and Case Remanded with Directions. The Colorado Court of Appeals found that there was not a settlement agreement and has ordered the case continue to be heard by the District Court, City and County of Denver. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

Financing Agreement
     In connection with a financing obtained in October 2000, the Company filed various actions in both the United States District Court for the District of Colorado and in the District Court in and for the City and County of Denver, Colorado against, among others, Harvest Court, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court transferred all cases pending before it to the United States District Court for the southern District of New York, New York City, New York.

     On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2000 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 4,545,303 shares due in connection with the third reset date. Harvest Court is seeking the delivery of such shares or damages in the alternative. On August 1, 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court.

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

Item 2 - Changes in Securities


     The Company made the following unregistered sales of its securities from October 1, 2001 to December 31, 2001.

  Date      Title of    Amount of
of Sale    Securities   Securities   Consideration    Purchaser
--------  ------------  ----------  ---------------  -----------
11/14/01  Common Stock      36,000  Public relation  James Stock
                                    services

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


                                     NANOPIERCE TECHNOLOGIES, INC.
                                     (Registrant)


February 11, 2002                    /s/ Paul H. Metzinger
                                     -------------------------------------------
                                     Paul H. Metzinger, President & CEO


February 11, 2002                    /s/ Kristi J. Kampmann
                                     -------------------------------------------
                                     Kristi J. Kampmann, Chief Financial Officer

                                LIST OF EXHIBITS



Exhibit 11     Computation of Net Loss Per Share