Form 10QSB
period 2002-03-31
NANOPIERCE TECHNOLOGIES INC
filed 2002-05-15
CIK 827161

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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


     As of May 3, 2002 there were 57,627,002 shares of the registrant's sole class of common stock outstanding.


     Transitional Small Business Disclosure Format   Yes     No  X
                                                         ---    ---

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                                                                      PAGE
                                                                      ----

     Independent Accountants' Report                                   F-2

     Condensed Consolidated Balance Sheet
          March 31, 2002                                               F-3

     Condensed Consolidated Statements of Operations -
          Three months and nine months ended
          March 31, 2002 and 2001                                      F-4

     Condensed Consolidated Statements of Comprehensive
          Loss - Three months and nine months ended
          March 31, 2002 and 2001                                      F-5

     Condensed Consolidated Statement of Changes in Stockholders'
          Equity - Nine months ended March 31, 2002                    F-6

     Condensed Consolidated Statements of Cash Flows -
          Nine months ended March 31, 2002 and 2001                    F-7

     Notes to Condensed Consolidated Financial Statements              F-8


Item 2.  Management's Discussion and Analysis                            1


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              4

Item 2.   Changes in Securities                                          5

Item 6.   Exhibits and Reports on Form 8-K                               5


     SIGNATURES                                                          6


     LIST OF EXHIBITS                                                    7

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Nanopierce Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of March 31, 2002, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended March 31, 2002 and 2001, the condensed consolidated statement of changes in stockholders' equity for the nine-month period ended March 31, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
May 10, 2002

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $  1,125,388
  Accounts receivable                                             47,092
  Note receivable                                                242,615
  Deferred legal costs and other prepaid expenses                155,111
                                                              ----------
    Total current assets                                       1,570,206
                                                              ----------

Property and equipment:
  Machinery                                                      384,506
  Office equipment and furniture                                 223,070
  Leasehold improvements                                         152,432
                                                              ----------
                                                                 760,008
  Less accumulated depreciation                              (   279,681)
                                                              ----------
                                                                 480,327
                                                              ----------

Other assets:
  Deposits and other                                             160,298
  Intellectual property rights, net of accumulated
    amortization of $409,315                                     590,685
  Patent applications, net of accumulated amortization
    of $17,959                                                   221,494
                                                              ----------
                                                                 972,477
                                                              ----------

                                                            $  3,023,010
                                                              ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $    179,920
  Accrued liabilities                                             40,872
  Deferred revenue                                                23,713
                                                              ----------
    Total liabilities - all current                              244,505
                                                              ----------


Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000
    shares authorized:
    Series A; no shares issued and outstanding
    Series B; maximum of 75,000 shares issuable; no
      shares issued and outstanding
    Series C; maximum of 700,000 shares issuable; no
      shares issued and outstanding
  Common stock, $0.0001 par value; 200,000,000 shares
    authorized; 55,754,002 shares issued and outstanding           5,575
  Additional paid-in capital                                  18,583,936
  Accumulated other comprehensive income                          33,766
  Accumulated deficit                                        (15,844,772)
                                                              ----------
               Total shareholders' equity                      2,778,505
                                                              ----------

                                                            $  3,023,010
                                                              ==========


          See notes to the condensed consolidated financial statements.

                     NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended March 31, 2002 and 2001
                                      (Unaudited)


                                        Three Months Ended         Nine Months Ended
                                            March 31                   March 31
                                    -------------------------  ------------------------
                                        2002         2001         2002         2001
                                    ------------  -----------  -----------  -----------
Revenues                            $    31,870       14,848       92,033       94,277
                                    ------------  -----------  -----------  -----------

Research and development expense         63,884       79,743      266,232      167,407
General and administrative expense    1,097,037      732,366    3,333,047    2,051,581
Selling and marketing expense            65,157            -      105,299            -
                                    ------------  -----------  -----------  -----------

                                      1,226,078      812,109    3,704,578    2,218,988
                                    ------------  -----------  -----------  -----------

Loss from operations                 (1,194,208)  (  797,261)  (3,612,545)  (2,124,711)
                                    ------------  -----------  -----------  -----------

Other income (expenses):
  Interest income                        17,320       54,320       94,536      142,930
  Interest expense:
    Related party                             -            -            -       (2,087)
    Other                                     -            -            -      (30,449)
                                    ------------  -----------  -----------  -----------
                                         17,320       54,320       94,536      110,394
                                    ------------  -----------  -----------  -----------

Loss before extraordinary item       (1,176,888)  (  742,941)  (3,518,009)  (2,014,317)

Extraordinary loss on
 extinguishment of debt                       -            -            -     (551,811)
                                    ------------  -----------  -----------  -----------

Net loss                            $(1,176,888)  (  742,941)  (3,518,009)  (2,566,128)
                                    ============  ===========  ===========  ===========

Net loss per share, basic
  and diluted:
    Loss from continuing
     operations                     $      (.02)        (.01)        (.06)        (.05)
    Extraordinary loss                        -            -            -         (.01)
                                    ------------  -----------  -----------  -----------
     Net loss                       $      (.02)        (.01)        (.06)        (.06)
                                    ============  ===========  ===========  ===========

Weighted average number
 of common shares outstanding        55,748,652   50,932,506   55,723,095   44,473,600
                                    ============  ===========  ===========  ===========


          See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
               Three and Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                Three Months Ended         Nine Months Ended
                                      March 31                 March 31
                             ------------------------  ------------------------
                                 2002         2001        2002         2001
                             ------------  ----------  -----------  -----------

Net loss                     $(1,176,888)   (742,941)  (3,518,009)  (2,566,128)

Change in unrealized
  gain on securities                 331          47          177       (1,231)

Changes in foreign currency
  translation adjustments        (16,475)    (15,580)      27,324       15,937
                             ------------  ----------  -----------  -----------

Comprehensive loss           $(1,193,032)   (758,474)  (3,490,508)  (2,551,422)
                             ============  ==========  ===========  ===========


          See notes to the condensed consolidated financial statements.

                        NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statement of Changes in Stockholders' Equity
                              Nine Months Ended March 31, 2002
                                         (Unaudited)

                                                                Accumulated other                   Total
                           Common stock       Additional         comprehensive     Accumulated   stockholders'
                          Shares    Amount  paid-in capital         income           deficit        equity
                        ----------  ------  ---------------  --------------------  ------------  -------------
Balances,
  July 1, 2001          55,701,398  $5,570      18,451,781                  6,265  (12,326,763)     6,136,853

Common stock issued
  for services              36,000       4          27,356                      -            -         27,360

Common stock issued
  upon exercise of
  stock options             16,604       1              (1)                     -            -              -

Warrants issued
  for services                   -       -         104,800                      -            -        104,800

Net loss                         -       -               -                      -   (3,518,009)    (3,518,009)

Other comprehensive
  income:
    Change in unrealized
      gain on securities         -       -               -                    177            -            177
    Foreign currency
      translation
      adjustments                -       -               -                 27,324            -         27,324
                        ----------  ------  ---------------  --------------------  ------------  -------------

Balances,
  March 31, 2002        55,754,002  $5,575      18,583,936                 33,766  (15,844,772)     2,778,505
                        ==========  ======  ===============  ====================  ============  =============

          See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                  2002           2001
                                                            -------------  -------------
Cash flows from operating activities:
  Net loss                                                  $ (3,518,009)    (2,566,128)
                                                            -------------  -------------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                        92,959         75,000
      Depreciation expense                                       171,209         57,327
      Amortization of discount on debentures                           -          5,257
      Amortization of deferred legal costs                       750,000              -
      Expenses incurred in exchange for common
        stock, warrants and options                              132,160        138,766
      Extraordinary loss in redemption of
        convertible debentures                                         -        551,811
    Changes in operating assets and liabilities:
      Increase in accounts receivable                         (    4,665)    (   32,720)
      Increase in prepaid expenses                            (   41,664)    (   53,567)
      (Increase) decrease in deposits and other assets        (  106,398)         7,223
      Increase (decrease) in accounts payable and
        accrued liabilities                                       48,509     (   61,715)
      Increase (decrease) in deferred revenue                     24,181     (   16,822)
                                                            -------------  -------------
  Total adjustments                                            1,066,291        670,560
                                                            -------------  -------------

Net cash used in operating activities                         (2,451,718)    (1,895,568)
                                                            -------------  -------------

Cash flows from investing activities:
  Increase in patent applications                             (  156,143)    (   60,303)
  Increase in note receivable                                 (   35,000)    (  570,000)
  Purchase of property and equipment                          (  204,909)    (  158,124)
  Payments received on notes receivable                          559,885              -
                                                            -------------  -------------

Net cash provided by (used in) investing activities              163,833     (  788,427)
                                                            -------------  -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                               -      6,992,011
  Redemption of convertible debentures                                 -     (2,312,500)
  Payment on note payable - related party                              -     (   66,837)
                                                            -------------  -------------

Net cash provided by financing activities                              -      4,612,674
                                                            -------------  -------------

Effect of exchange rate changes on cash and cash equivalents      28,737     (    3,620)
                                                            -------------  -------------

Net increase (decrease) in cash and cash equivalents          (2,259,148)     1,925,059

Cash and cash equivalents, beginning                           3,384,536      2,466,293
                                                            -------------  -------------

Cash and cash equivalents, ending                           $  1,125,388      4,391,352
                                                            =============  =============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $      3,396         70,348
                                                            =============  =============

Supplemental schedule of non-cash investing and financing activities:

  Conversion of debentures and accrued
    interest to common stock and warrant                    $          -      1,548,479
                                                            =============  =============


          See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)


1.    Business, Organization and Summary of Significant Accounting Policies:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), its wholly owned subsidiary, Nanopierce Connections Systems, Inc., a Nevada Corporation (NCOS) which was incorporated in 2002, and its wholly owned foreign subsidiaries, Nanopierce Card Technologies GmbH, Hohenbrunn (NCT) and ExypnoTech, Gmbh (EPT), both German subsidiaries, which were incorporated in 2000 and 2002, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company reported a net loss of $3,518,009 for the nine months ended March 31, 2002 and an accumulated deficit of $15,844,772 as of March 31, 2002. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior years. The Company believes that it has adequate funds to support operations for the current fiscal year ending June 30, 2002. The Company also believes sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements.

To address its on-going and long-term cash needs, the Company is continuing discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt (Note 3). Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

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

NCOS business activities is to include the licensing, selling and or manufacturing of certain electronic products using the NCS technology. NCT activities through March 31, 2002 consist primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. EPT proposes to engage in the manufacturing of Smart Inlays.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)


Business Risk:

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principle products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

International Operations:

The Company's foreign subsidiaries (NCT and EPT) operations are located in Germany. NCT and EPT transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

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

Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options, warrants, and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (9,987,661 shares at March 31, 2002 and 8,727,661 shares at March 31, 2001) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

2.    Notes receivable:

Related Party:

At June 30, 2001, the Company had an unsecured, 5.75% note receivable from Intercell International Corporation ("Intercell", a 16% shareholder of the Company) of $92,500, due on demand. During the three months ended September 30, 2001, the Company advanced an additional $35,000 to Intercell under this note receivable. The note was paid during the three months ended March 31, 2002.

Other:

During the year ended June 30, 2001, the Company loaned $500,000 to an unrelated third party - Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. At June 30, 2001, the note balance was $375,000, of which an

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)


additional $100,000 was received in August 2001. The note was not paid in November 2001; and therefore, in January 2002, the Company agreed to the assignment of the note ($275,000), and related accrued interest ($14,630), by Global, to a third party. This third party is an investment group involved in assisting the Company with its financing efforts. The terms of the note were changed at the date of assignment, whereby the note now bears interest at 5% per annum and is unsecured, and is due in October 2002. A $32,385 principal payment, along with accrued interest of $17,205, was received in January 2002.

At June 30, 2001, the Company also had a $300,000 loan receivable from another third party, which was unsecured and non-interest bearing. This loan was repaid to the Company in September 2001.

3.    Common Stock, Convertible Debentures, Stock Options and Warrants:

In March 2002, the Company increased its authorized common shares from 100,000,000 to 200,000,000. In January 2002, options on 25,000 shares were exercised (cashless exercise election) in exchange for 16,604 shares of common stock and in November 2001, the Company issued 36,000 shares of common stock to third parties in exchange for services valued at $27,360 based on the quoted market price of the Company's common stock on the date the services were performed. During the nine months ended March 31, 2001, the Company issued 1,194,616 shares of common stock in exchange for $1,431,633 of convertible debentures and $48,296 of accrued interest on the convertible debentures. The remaining $1,850,000 of convertible debentures (having a carrying value of $1,829,239, net of unamortized discount) and accrued interest of $59,878 were redeemed, at a 25% premium, for cash of $2,372,378, and in exchange for an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.17 per share (the market value of the Company's common stock at the date of grant). The warrant was valued at $68,550 using the Black-Scholes pricing model. The value of the warrant and premium on redemption of the convertible debentures resulted in a loss on extinguishment of debt of $551,811 (accounted for as an extraordinary loss in accordance with SFAS No. 4). The Company also issued 36,000 shares of common stock to third parties during the nine months ended March 31, 2001 in exchange for services valued at $82,116 based on the quoted market price of the Company's common stock on the date the services were performed.

On March 29, 2002, the Company entered into a financing agreement in the amount of $2,000,000 which consists of two tranches of $1,000,000 each. Pursuant to the terms of the financing agreement, the Company is required, for the first tranch, to issue 800,000 units at $1.25 per unit. The closing bid price of the Company's common stock on March 28, 2002 was $1.54. Each unit consists of one share of common stock of the Company and a warrant to purchase 1.1 share on common stock of the Company at $1.45 per common share. The warrants have a term of 5 years and the exercise of the warrants could be cashless under certain circumstances. The Company also agreed to pay a document preparation fee of 25,000 warrants to purchase 25,000 shares of common stock of the Company at $1.45 per share for each tranch and to pay the sales agent $100,000 and warrants to purchase 10% of the number of common shares to be issued under the units for each tranch. These warrants also have a term of 5 years, the exercise price is $1.45 per share, and the exercise of the warrants could be cashless under certain circumstances. In April 2002, the Company received $1,000,000 under the financing agreement. The Company issued 800,000 common shares and issued an additional 1,073,000 common shares to be held by an escrow agent for the potential shares to be issued pursuant to the warrants. The Company also paid the sales agent fee of $100,000. The number of second tranch units shall be established by the parties between the 30th and the 60th day following the first tranch closing date.

During the nine months ended March 31, 2002, the Company granted stock options to purchase 710,000 shares of common stock at exercise prices of $0.66 to $1.27 per share to employees and a director of the Company. During the nine months ended March 31,

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)


2001, the Company granted stock options to purchase 1,970,000 shares of common stock at exercise prices of $1.625 to $2.375 per share to employees and directors of the Company. The exercise prices of the options granted in 2002 and 2001 were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the years 2010 and 2012.

In September 2000, the Company issued a stock option to purchase 50,000 shares of common stock at $3.00 per share for services received from a third party.
The stock option expires on December 31, 2002. The option was valued at $56,650 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

In January 2002, the Company issued warrants to purchase 200,000 shares of common stock at $1.25 per share for services received from a third party. The warrants expire in January 2007. The warrants were valued at $104,800 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

During the nine months ended March 31, 2002, warrants to purchase 50,000 shares of common stock expired.

4.    License Agreements:

The Company has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of the Company's control, pending the resolution of certain legal issues. Because of the pending legal issues, the Company has not recorded any receivables or revenues associated with the accrued royalty payments on licenses. The Company and Louis DiFrancesco, the inventor of the PI Technology are involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996.

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

5.    Financing Agreement Suit:

In connection with a financing obtained in October 2000, the Company filed various actions in both the United States District Court for the District of Colorado and in the District Court in and for the City and County of Denver, Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court transferred all cases pending before it to the United States District Court for the southern District of New York, New York City, New York.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)



On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2000 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 4,545,303 shares due in connection with the third reset date. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. On August 1, 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court, LLC.

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


6.    Foreign and Domestic Operations:

Operating results and long-lived assets as of and for the periods ended March 31, 2002 and 2001, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                        Three Months Ended     Nine Months Ended
                             March 31             March 31
                      ----------------------  -------------------
                         2002        2001       2002      2001
                      ----------  ----------  --------  ---------

Revenues:
  United States       $    3,310           -     3,310          -
  Germany                 28,560      14,848    88,723     94,277
                      ----------  ----------  --------  ---------

  Total               $   31,870      14,848    92,033     94,277
                      ==========  ==========  ========  =========

Long-lived assets at
  March 31, 2002:
  United States                   $1,306,451
  Germany                            145,701
                                  ----------

  Total                           $1,452,152
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


Results of operations

     The Company recognized revenues of $92,033 for the nine months ended March 31, 2002 ($31,870 for the three months ended March 2002) compared to $94,277 for the nine months ended March 31, 2001 ($14,848 for the three months ended March 31, 2001). The revenues were primarily from work on various contracts to provide consulting services and software development assistance to third parties by the Company's German subsidiary, Nanopierce Card Technologies, GmbH ("NCT").

     Research and development expense was $266,232 for the nine months ended March 31, 2002 compared to $167,407 for the nine months ended March 31, 2001. Research and development expense decreased from $79,743 for the three months ended March 31, 2001 to $63,884 for the three months ended March 31, 2002. The increase for the nine months ended March 31, 2002 is primarily attributable to additional salaries and expansion of research activities for the Company's technology. The decrease for the three months ended March 31, 2002 is primarily attributable to the increased emphasis on selling and marketing which were $105,299 and $65,157 for nine months and three months ended March 31, 2002, respectively. There were no significant selling and marketing expenses in the prior year periods.

     General and administrative expenses increased to $3,333,047 for the nine months ended March 31, 2002, from $2,051,581 for the nine months ended March 31, 2001, and increased to $1,097,037 for the three months ended March 31, 2002 from $732,366 for the three months ended March 31, 2001. The increases are attributable to increases in salaries, depreciation and general expenses resulting from the increased activities and expansion of the Company's subsidiaries. Further, legal expenses were significantly higher due to amortized legal fees of $750,000 for the nine months ended March 31, 2002 ($250,000 for the three months ended March 31, 2002) in connection with litigation research for the Harvest Court Litigation.

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

     The Company incurred a net loss of $3,518,009 for the nine months ended March 31, 2002 compared to a net loss of $2,566,128 for the nine months ended March 31, 2001. The increase in the net loss is primarily due to the increase in activity described in general and administrative expenses, research and development expenses, and selling and marketing.

Liquidity and financial condition


     The Company's current operations are not generating positive cash flow. The Company reported a net loss of $3,518,009 for the nine months ended March 31, 2002 and an accumulated deficit of $15,844,772 as of March 31, 2002. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in prior years. As a result of funds received from equity financing completed during the fiscal year ended June 30, 2001 and $1,000,000 of equity financing completed subsequent to March 31, 2002, the Company believes that it has adequate funds to support operations for the current fiscal year ending June 30, 2002.

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


Recently issued accounting pronouncement


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


Critical accounting policies


     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred revenues; depreciation of fixed assets, amortization of intangible assets such as our intellectual property, financing operations, currency valuations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that the following are some of the more significant accounting policies and methods used by the Company:

     -    stock based compensation;
     - valuation of intellectual property, patent applications and other long-lived assets;
     -    international operations;
     -    revenue recognition and deferred revenue; and
     -    litigation.

Stock-based compensation

     SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Valuation of intellectual property, patent applications and other long-lived assets

     The Company assesses the impairment of long-lived assets and intangible assets such as intellectual property and patent applications whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. Through March 31, 2002, management assessed the carrying value of intellectual and other long-lived assets for impairment when circumstances warranted such a review.
The Company does not believe that any impairment has occurred as of March 31, 2002.

International operations

     The Company's two foreign subsidiaries (NCT and EPT) operations are located in Germany. NCT and EPT transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. Any of these factors could have a material adverse effect on the Company's financial condition or results of operations in the future.

Revenue recognition and deferred revenue

     The Company's revenue recognition policy is significant because future revenue could be a key component of its results of operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly.

     The Company derives most of its revenue through its German subsidiary, NCT, which performed various software development and implementation services for third parties. These services are substantially unrelated to the development and marketing of the PI Technology. Revenues from these services are generally recorded at the time of delivery to the customer and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable.

Litigation

     The Company is involved in certain legal proceedings, as described in Notes 4 and 5 to the consolidated financial statements included in this report. The legal fees involved with these legal proceedings will continue to be material.

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

Item 2 - Changes in Securities


     The Company made the following unregistered sales of its securities from October 1, 2001 to March 31, 2002.


  Date    Title of        Amount of
of Sale   Securities      Securities   Consideration       Purchaser
--------  --------------  ----------  ---------------  -----------------
11/14/01    Common Stock      36,000  Public relation  James Stock
                                      services

01/07/02    Warrants           5,000  Services         James Creamer

01/07/02    Warrants           7,500  Services         Steven R. Hinkle

01/07/02    Warrants          60,000  Services         HKL FIN, LLC

01/07/02    Warrants          12,500  Services         Keith Koch

01/07/02    Warrants          12,500  Services         David Lavigne

01/07/02    Warrants          12,500  Services         Joe Lavigne

01/07/02    Warrants          84,000  Services         J.D. Mayotte

01/07/02    Warrants           6,000  Services         S.R. Hinkle, Inc.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     Exhibit 11  Computation of Net Loss Per Share

     (b)  Reports on Form 8K:

          * January 15, 2002 - Report Form 8K regarding the transfer of assets to the Company's wholly owned subsidiary, NCOS.

          * March 25, 2002 - Report Form 8K regarding the Company's increase in authorized capital.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (Registrant)


May 13, 2002                     /s/ Paul H. Metzinger
                                 ---------------------
                                     Paul H. Metzinger, President & CEO


May 13, 2002                     /s/ Kristi J. Kampmann
                                 ----------------------
                                     Kristi J. Kampmann, Chief Financial Officer

                                LIST OF EXHIBITS


Exhibit 11     Computation of Net Loss Per Share