Form 10KSB
period 2002-06-30
NANOPIERCE TECHNOLOGIES INC
filed 2002-09-26
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-19598-D


                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                       84-0992908
  ------------------------------                ------------------------------
  (State of other jurisdiction of              (I.R.S. employer identification
   incorporation or organization)                           number)


                       370 Seventeenth Street, Suite 3640
                             Denver, Colorado 80202
                 ----------------------------------------------
              (Address and zip code of principal executive office)


                 ----------------------------------------------
                 (Former address of principal executive office)


Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None


              (Title of Class)          Name of Each
                                      Exchange On Which
                                         Registered
          ------------------------------------------------
               Common Stock,              NASDAQ:BB
             $0.0001 Par Value        Frankfurt Exchange
                                       Hamburg Exchange


     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ----           ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III or this Form 10-KSB or any amendment
hereto.   [X]

     As of the close of trading on September 24, 2002, there were 57,651,002 shares outstanding, 48,685,738 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on September 24, 2002, was approximately
$ 32,376,016.

     The registrant's revenue for the fiscal year ended June 30, 2002 was $156,128.

Transitional Small Business Disclosure     Yes       No  X
                                               ----     ----

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

     On February 26, 1998, the Company acquired the intellectual property rights related to the Company's patented Particle Interconnect Technology (the "PI Technology") from Particle Interconnect Corporation ("PI Corp"), a Colorado Corporation, a wholly owned subsidiary of Intercell Corporation (now known as Intercell International Corporation, hereinafter "Intercell"), a Nevada Corporation. In exchange for the assets of PI Corp, the Company issued 7,250,000 shares of its common stock and 100 shares of the Company's Series A Preferred Stock (convertible into 7,250,000 common shares) to Intercell. Intercell, subsequently converted the 100 shares of the Series A Preferred Stock in June 1999 for 7,250,000 common shares. As of June 30, 2002 and through September 24, 2002, Intercell held 6,718,126 common shares of the Company. The Company acquired the PI Technology in order to pursue a more focused, strategic application and development of the PI Technology, subsequently referred to as the NanoPierce Connection System ("NCS(TM)")

     The Company, since the acquisition of NCS, has focused on providing the electronics industry with possible solutions to their "connection" problems, through not only know-how, but also products and services provided by either the Company or its subsidiaries.

     The Company has three wholly owned subsidiaries.

     NANOPIERCE CARD TECHNOLOGIES, GMBH ("NANOPIERCE CARD" OR "NCT"). Established in January 2000, NanoPierce Card is located in Hohenbrunn, Germany. NanoPierce Card is responsible for the marketing of the Company's technology, services and products on an international basis. In addition to marketing services, NanoPierce Card is involved in software development in connection with various aspects of the applications of the technology.

     NANOPIERCE CONNECTION SYSTEMS, INC. ("NANOPIERCE CONNECTION" OR "NCOS"). NanoPierce Connection is a Nevada corporation, located in Colorado Springs, Colorado, USA. Beginning business in January 2002, NanoPierce Connection, originally the Technology Development Division of the Company, is the center of not only research and development activities, but also the development of various applications of the NCS on both flexible and rigid substrates. NanoPierce Connection provides the WaferPierce(TM) service to potential customers.

     EXYPNOTECH, GMBH ("EXYPNOTECH" OR "EPT"). ExypnoTech, organized in February 2002, has production facilities located in Rudolstadt, Germany and performs certain administrative activities in Hohenbrunn, Germany. ExypnoTech produces inlay components used in the manufacturing of, among other things, Smart Labels. In August 2002, ExypnoTech accepted delivery of its first production line and began producing and selling the inlay components. ExypnoTech, in addition to the inlay components, plans to manufacture and sell other types of RFID (Radio Frequency Identification) components.

     In addition to its subsidiaries, the Company has retained the services of a sales representative in Taipei, Taiwan in connection with the development of customers in Asia.

THE TECHNOLOGY

     NCS(TM) is a method where metallized, hard, microscopic particles are deposited onto one of two contact surfaces, through electrolytic or electro-less plating methods or other methods. When the two surfaces are pressed together, the conductive particles penetrate the second contact surface and create an electrical connection. Bonding of the contact surfaces can be achieved using nonconductive adhesives or ultrasonic welding.

     NCS can be used with many different substrates (flexible, rigid, metallic and non-metallic), allowing NCS to replace more conventional methods of making electrical contacts, such as soldering, spring-loading, pin-in-hole connections and conventional "flip chip" attachment. In addition, NCS can be used to form either temporary or permanent connections.

     NCS provides several advantages to potential users among which are; lower costs through the usage of less expensive materials; the elimination of manufacturing steps; improved thermal and electrical properties; elimination of special environments for application; decreased production time; easy integration into existing production lines; increased design miniaturization; adaptability for specific applications and excellent RF (radio frequency) performance.

     The Company has extended NCS to permit the direct attachment of semiconductor chips to a substrate, a process called WaferPierce(TM). WaferPierce is comprised of two parts: (1) the electroless application of NCS to the contact pads of chips while still in wafer form; and (2) a proprietary chip attachment process in which chips are bonded to a substrate face down using the core NCS method.

     WaferPierce offers both cost and performance benefits over the current methods of chip attachment. These benefits include the simplification and acceleration of chip assembly, reduction of substrate costs and economic wafer preparation. In addition, WaferPierce has several functional advantages, such as, good electrical and thermal conductivities, reliability, thinness and good high frequency characteristics and the absence of lead.

     The Company currently holds 12 Patents with the U.S. Patent and Trademark Office. Further, the Company has filed several patent applications both in the United States and internationally in order to continue to protect its intellectual property. The Company has also filed trademark applications with the U.S. Patent and Trademark Office to protect its name, logo and other trademarks.

BUSINESS STRATEGY

     The Company has developed a business strategy to penetrate all possible markets with its technology, with the ultimate plan to make NCS the preferred technology in these markets. The Company currently provides potential customers with three possible ways to gain access to the NCS technology.

     1. WAFERPIERCE SERVICE. Through its subsidiary, NanoPierce Connection, the Company is able to provide a WaferPiercing service to its customers. NanoPierce Connection is currently providing this service in developing samples for potential customers.

     2. LICENSING. For those customers needing NCS or WaferPierce on a larger scale than the Company is able to provide at this time through NanoPierce Connection, the Company is willing to provide a license to the customer, to transfer know-how in connection with various aspects or applications of NCS and WaferPierce.

     3. RFID COMPONENTS. The Company, through ExypnoTech currently has the capability to provide RFID components, using NCS to potential customers. In addition, ExypnoTech, in manufacturing the RFID components, uses chips that have been treated using the WaferPierce process. ExypnoTech has signed contracts with several customers to provide RFID components. In the future, the Company plans to continue to utilize the strategy of providing the final product to the user in those markets where it is economically practical.

While there are numerous possible applications for NCS and WaferPierce, the Company has decided to focus, at this time, on those specific applications that are low cost and experience high volumes.

     1. RFID COMPONENTS. RFID components are used to identify objects, by short-range radio over a few millimeters to distances as great as a meter. RFID inlays consist of a small transponder chip bonded onto a metal foil antenna on an exceptionally thin and small plastic or paper sheet. NCS can be used to provide the connection between the transponder chip and the antenna. In addition, NCS can be used to connect the chip to the chip module in contact smart cards or the chip module to the antenna in the case of contactless smart cards. There are many different applications for RFID components, but the two applications being focused on by the Company are Smart Labels and Smart Cards. The Company currently offers RFID Components using NCS through its subsidiary, ExypnoTech.

     2. HIGH BRIGHTNESS LIGHT EMITTING DIODES (LEDS). LEDs are extremely small, luminescent chips that are used in large numbers in arrays in such familiar items as traffic lights, automotive brake lights, displays, and eventually in the future to replace conventional light bulbs. LEDs require several connections to be made in tight and tiny spaces. NCS can be used to make these connections, rather than the traditional uses of wire bonding and conductive adhesives.

     3. WAFERPIERCE SERVICE. Wafers are 2, 4, 6, 8 or 12 -inch silicon or other substrate material used in the process of making chips with integrated circuits in the semiconductor industry. NCS can be used as a method of a chip attachment to the actual substrate, replacing conventional flip chip processes used to remove chips and attach them to substrates.

     4. OTHER APPLICATIONS. The applications described above are not the only possible applications for NCS; other viable applications include connectors and sockets in both printed and flexible circuit boards. Further applications include temporary applications, such as test connectors, sockets and switches.

     In connection with the above applications, the Company and/or its subsidiaries have signed numerous Non-Disclosure Agreements and/or Cooperation Agreements with potential customers.

     In addition to the development and marketing of NCS, the Company through NanoPierce Card, has generated revenues during the last two fiscal years through software development and project management for various customers in industries with potential NCS applications. It is the belief of the Company that these initial software development contracts will lead to additional contracts. While additional human resources will be needed to fulfill these agreements, no significant capital commitments should be required by the Company in connection with the contracts.

     For the fiscal year ended June 30, 2002, the Company recognized $151,391 in revenue from its software development activities.

RESEARCH AND DEVELOPMENT

     Research and development activities are conducted through NanoPierce Connection, with additional activities occurring at NanoPierce Card. For the fiscal years ended June 30, 2002 and June 30, 2001, the Company incurred $687,598 and $441,459 in research and development expenses. The Company, in order to expand its research and development and operational activities during the last year, completed the construction of a clean room for the further development of NCS at the wafer level.

COMPETITION

     Competition in the electronic connector market is fierce. The principal competitive factors are product quality, performance, price and service. The Company and its licensees face competition from well-established firms with other interconnect technologies.

     The Company will face competition from the development of existing and future competing technologies. There currently exists approximately 28 different technologies that can be used to create interconnect solutions, including dendrite crystals, gold dot technology, an isotropic technology (technologies using materials whose behavior differs in the up/down and left/right directions), elastomerics (rubber-like synthetic materials) and Z-axis conductive adhesives. These technologies currently are produced by materials and chemical suppliers, flexible and rigid printed circuit board manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than the Company. The Company believes that each existing technology currently has unacceptable limitations with regard to electrical/mechanical performance, manufacturability or cost as compared to NCS. However, there are no assurances that the Company or the NCS can successfully compete with current or future technologies.

GOVERNMENT REGULATION

     The Company believes that it is in compliance with all federal and state laws and regulations governing its limited operations. Further, the Company believes that it is in compliance with all German laws and regulations governing its limited operations in Germany. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2002.

EMPLOYEES

     As of June 30, 2002, the Company and its subsidiaries had 28 employees. Messrs. Metzinger, Neuhaus, Wernle and Ms. Kampmann, key officers of the Company, have signed employment agreements with the Company or its subsidiaries. (See- Item 9- "Directors and Officers of the Company") None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

ITEM 2.    DESCRIPTION OF PROPERTIES

     The Company's corporate headquarters are located at 370 17th Street, Suite 3640, Denver, Colorado 80202. The Company moved into its current office space on June 27, 2001 and has a 5-year lease on the property, expiring September 2006. Intercell maintains an administrative office on the premises.

     NanoPierce Connection is located at 4180 Center Park Drive, Colorado Springs, Colorado 80916. The Company currently has a 3-year lease on the property, expiring March 2003. From these facilities research and development activities in connection with application development take place. The facility also has a clean room for use in the WaferPierce process.

     NanoPierce Card leases offices located at Lise-Meitner-Strasse 1, D-85662 Hohenbrunn, Germany. NanoPierce Card has a 3-year lease on the property, expiring February 2003. From these offices marketing, software development and additional research and development activities take place.

     ExypnoTech leases production space located at Professor-Hermann-Klare-Strasse 6, D-07407 Rudolstadt, Germany. ExypnoTech has a 5-year lease on the facilities, expiring March 2007, after the first 12 months, the lease can be cancelled with a notice period of 6 months. From this facility production of the inlays will occur. ExypnoTech also uses the facilities of NanoPierce Card for certain administrative tasks.

ITEM 3.    LEGAL PROCEEDINGS

DIFRANCESCO LITIGATION

     The Company and Louis DiFrancesco, the inventor of the PI Technology, are involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. The matter is scheduled for trial on the merits on October 15, 2002 in the District Court in and for the City and County of Denver.

HARVEST COURT LITIGATION

     On April 27, 2001, the Company filed an action in the United States District Court in and for the District of Colorado, against Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan & Co., Ltd., of Toronto (Canada) (collectively, the "Defendants"). The Company subsequently dismissed this suit, without prejudice. The Company filed a new Complaint against the same defendants, except Harvest Court in the United States District Court for the District of Colorado, alleging various violations of federal and state securities laws and other federal laws. The U.S. District Court subsequently ordered the case transferred to the Untied States District Court, Southern District of New York. The Company has filed a Second Amended Complaint, motions are being argued and discovery has commenced in this matter.

     On May 7, 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company has breached the October 20, 2001 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second "reset" date and approximately 4,545,303 shares dues on the third "reset" date. Harvest Court is seeking delivery of such shares or damages in the alternative. On August 1, 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court. Discovery has commenced in this litigation.

     On September 13, 2001, Thomson, Kernaghan & Co., Ltd. filed suit against the Company, Paul H. Metzinger and Dr. Michael E. Wernle in the Ontario Superior Court of Justice. The suit alleges that the Company, Paul H. Metzinger and Dr. Michael E. Wernle have has defamed Thomson, Kernaghan & Co., Ltd. in two press releases made in connection with the Harvest Court litigation in April and August 2001. Thomson, Kernaghan & Co., Ltd. is seeking general damages for defamation and punitive, aggravated and exemplary damages. In June 2002, Thomson, Kernaghan & Co., Ltd. filed for protection under the bankruptcy laws of Canada and at this time has not pursued the litigation against the Company, Mr. Metzinger or Dr. Wernle.

     Other than the above mentioned lawsuits, to the knowledge of the management of the Company, there are no material legal proceedings pending or threatened (other than routine litigation incidental to business) to which the Company (or any officer, director, affiliate of beneficial owner of more than 5% of the Company's voting securities) is party, or to which property of the Company is subject.

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


       2001 FISCAL YEAR           HIGH           LOW
       ----------------           ----           ---

       September 30, 2000         $1.94         $1.84

       December 31, 2000           0.94          0.78

       March 31, 2001              0.35          0.35

       June 30, 2001               0.64          0.62

       2002 FISCAL YEAR
       ----------------

       September 30, 2001          0.70          0.64

       December 31, 2001           0.70          0.67

       March 31, 2002              1.54          1.42

       June 30, 2002               0.96          0.91


     As of June 30, 2002, there were approximately 296 holders of record of the Company's common stock.

DIVIDEND  POLICY

     The Company has not paid any cash dividends on its common stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from March 31, 2002 through June 30, 2002.


           TITLE OF       NO. OF
           --------       ------
 DATE     SECURITIES      SHARES  CONSIDERATION      PURCHASER
------    ----------      ------  -------------      ---------

4/1/02    Common Stock     5,000  Services          Michael Kober
4/1/02    Common Stock     5,000  Services          Stefan
                                                    Mieslinger


     EXEMPTION FROM REGISTRATION CLAIMED. The issuance by the Company of its unregistered securities was made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The persons, who received the unregistered securities, were employees of the Company. The persons were provided access to all material information, which it requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the issuance. The persons, who received such unregistered securities, acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing the securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

     The independent auditors' report on the Company's financial statements as of June 30, 2002, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Financial Statements.

RESULTS OF OPERATIONS

     The Company recognized $156,128 in revenues during the fiscal year ended June 30, 2002 compared to $132,325 in the fiscal year ended June 30, 2001. Of the $156,128 in revenues, $151,391 was from various software development contracts generated by NanoPierce Card and the remaining $4,737 was from the preparation of samples using WaferPierce for potential customers by NanoPierce Connection. The Company expects to continue to recognize revenue from software development contracts currently in place and being developed at this time. In addition, the Company expects to continue to generate revenues from the preparation of samples for those potential customers that it has non-disclosure agreements and cooperation agreements.

     The Company recognized $105,561 in interest income during the fiscal year ended June 30, 2002 compared to $216,440 during the fiscal year ended June 30, 2001. The decrease of $110,879 is primarily due to the need for capital to support operations throughout the year and an overall decrease in interest rates during the year.

     Total operating expenses during the fiscal year ended June 30, 2002 were $4,990,641, compared to $3,362,976 for the fiscal year ended June 30, 2001. The increase of $1,627,665 is attributable to an increase in operational activities over the year, as described below.

     General and administrative expenses during the fiscal year ended June 30, 2002 were $3,648,851 compared to $2,741,250 for the fiscal year ended June 30, 2001. The increase of $907,601 is mainly attributable to increased legal expenses. In April 2001, the Company issued 3,125,000 of its common shares, valued at $1,000,000 in connection with litigation research for the Harvest Court Litigation, as part of a Contingency Fee Agreement, to cover expenses to be incurred on its behalf. The Company amortized the value of the shares, $1,000,000 over a one-year period. The Company amortized $175,343 of the legal expenses during the fiscal year ended June 30, 2001; the remaining $824,657 was
amortized during the fiscal year ended June 30, 2002.   In addition to the
increase in legal expenses, the Company incurred increases in rent expenses, due to the expansion and addition of facilities and salaries with the increase in administrative staff at its subsidiaries. Selling and marketing expenses during the fiscal year ended June 30, 2002 were $549,817 compared to $180,267 during the fiscal year ended June 30, 2001. The increase of $369,550 was due to an increase in the marketing staff of the Company and appearances at various trade
shows.   Research and development expenses during the fiscal year ended June 30,
2002 were $687,598 compared to $441,459 for the fiscal year ended June 30, 2001. The increase of $246,139 was due to an increase in activities at NanoPierce Connection in connection with the further development and expansion of the NCS technology.

     During the fiscal year ended June 30, 2002, the Company incurred an expense of $104,375 in connection with the impairment of equipment built by the Company to develop the application of the NanoPierce Connection System (NCS(TM)) on flexible substrates. Given the Company's focus on the application of NCS at the wafer-level, and based on management's operational plans and developments for the future, it was decided that because the equipment had no resale value to the Company, to write off the carrying value of the equipment. This write-off is not indicative to the value of the technology, nor does the Company believe that it limits the Company's ability to market NCS in markets using flexible substrates. The Company does not believe that there has been any impairment on other long-lived assets as of June 30, 2002.

     Interest expense for the fiscal year ended June 30, 2002 was $120 compared to $32,521 for the fiscal year ended June 30, 2001. The decrease of $32,401 was due to the payment in full of the outstanding long-term debt during the fiscal year ended June 30, 2001.

     During the fiscal year ended June 30, 2002, the Company recognized net losses of $4,729,072 compared to net losses of $3,598,543 during the fiscal year ended June 30, 2001. The increase of $1,130,529 is explained by the increase of $1,627,665 in operating expenses, offset in a small part by the increase in revenues and the decrease in interest expense.

LIQUIDITY AND FINANCIAL CONDITION

     The Company's current operations are not generating positive cash flows. In April 2002, the Company entered into a $2,000,000 Equity Financing. The Company received the first of two available tranches of $1,000,000 per tranche and in return issued 800,000 free trading common shares to the investor. In addition, the Company issued 1,073,000 of its free-trading common shares, which are being held by an escrow agent for the potential issuance upon exercise of the warrants issued in connection with the financing. Such warrants have a term of five years, with an exercise price of $1.45 per share. The second tranche of $1,000,000 was made available to the Company sixty days after the take down of the first. The Company declined to take down the second tranche, due to depressed market conditions, at that time, and possible dilutive effects on its stock. The Second tranche is no longer available to the Company, pursuant to terms of expiration.

     During the fiscal year ended June 30, 2001, the Company loaned $500,000 to an unrelated third party, Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. At June 30, 2001, the note balance was $375,000, of which an additional $100,000 was received in August 2001. The note was not paid in November 2001 and therefore, in January 2002, the remaining balance of the note, principal of $275,000 and accrued interest of $14,630 were assigned to an unrelated third party. The terms of the note were changed with the assignment; the note now bears interest 5% per annum and is due in October 2002. Through June 30, 2002 principal payments of $130,290 with accrued interest of $19,300 were received. The outstanding balance of the note at June 30, 2002 was $146,434 (principal of $144,709 and accrued interest of $1,725).

     In April 2002, the Company loaned $50,000 to a representative of the unrelated third party, which had been assigned the Global note, in exchange for a unsecured, 8% note receivable due in October 2002. A payment of $23,930 was received in May 2002. The balance at June 30, 2002 was $26,070.

     During the fiscal year ended June 30, 2002, the Company made investments in Machinery and Equipment of approximately $200,891 to support its expanded activities in all 4 offices, as compared to $398,107 during the fiscal year ended June 30, 2001. In August 2002, ExypnoTech accepted delivery on machinery to begin the production of RFID components for usage in Smart Labels. Capital expenditures for this machinery were approximately $262,840.

     During the fiscal year ended June 30, 2002, the Company expanded the scope of its patent and trademark applications. The intellectual property is being amortized using the straight-line method over ten years. On June 30, 2002, the Company has patent and trademark applications costs of $242,646, compared to $83,630 on June 30, 2001. The increase of $159,016 was due in part to the filing of trademark applications at the international level and the filing of new patent applications in connection with the technology.

PLAN  OF  OPERATIONS

     The Company has signed various nondisclosure and cooperation agreements with companies both overseas and in the United States. The agreements are applicable to the application of the Company's NCS technology and/or its WaferPierce method for various products in the smart card/smart label industries, the LED industry and in the semiconductor industry. Management is pursuing the development of further similar agreements both nationally and internationally with additional companies in not only these but other industries. The Company is also involved in creating samples and testing in connection with these agreements.

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

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited on a prospective basis. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations, as the Company did not enter into any business combinations during the year. The Company does not expect that the adoption of SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company.

     In August 2001, FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which address accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, the SFAS No. 144 may have on its financial condition and results of operations.

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

     In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, SFAS No. 133 did not impact the Company's financial statements.

CRITICAL  ACCOUNTING  POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have bee prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred revenues; depreciation or fixed assets, amortization of intangible assets such as our intellectual property, financing operations, currency valuations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

          -    stock based compensation;
          - valuation of intellectual property, patent and trademark applications and other long-lived assets;
          -    international operations;
          -    revenue recognition and deferred revenue;
          -    litigation; and
          -    contractual obligations.

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

Valuation of intellectual property, patent and trademark applications and other long-lived assets

     The Company assesses the impairment of long-lived assets and intangible assets such as intellectual property and patent and trademark applications whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. At June 30, 2002, management assessed the carrying value of intellectual and other long-lived assets for impairment, and based on this assessment the Company believed that impairment was necessary in the case of the machinery built by the Company for the application of the technology on flexible substrates. The Company wrote off the carrying value of the machinery, $104,375. The Company does not believe that there has been any other impairment to long-lived assets as of June 30, 2002.

International  operations

     The Company's two foreign subsidiaries (NanoPierce Card and ExypnoTech) operations are located in Germany. NanoPierce Card and ExypnoTech transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. Any of these factors could have a material adverse effect on the Company's financial condition or results of operations in the future.

Revenue recognition and deferred revenue

     The Company's revenue recognition policy is significant because future revenue could be a key component of its results or operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly.

     The Company derives most of its revenue through its German subsidiary, NanoPierce Card, which performed various software development and implementation services for third parties. These services are substantially unrelated to the development and marketing of the PI Technology. Revenues from these services are generally recorded as the services are performed and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if connection is not probable.

Litigation

     The Company is involved in certain legal proceedings, as described in Notes 7 and 8 to the consolidated financial statements included in this report. The legal fees involved with these legal proceedings will continue to be material.

     The Company intends to vigorously prosecute these legal proceedings and does not believe the outcome of these proceedings will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

Contractual  Obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 10 of the Consolidated Financial Statements. At June 30, 2002, the Company's commitments under these obligations were as follows (in thousands):

                                           OPERATING
                                            LEASES
                                            ------
          Year ending June 30,
                 2003                     $  148
                 2004                         84
                 2005                         86
                 2006                         21
                                             ---

                                          $  339
                                             ===

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

      NAME AND AGE                    POSITION                    PERIOD

Paul H. Metzinger (63)       Director, President, Chief  December 1998 to present
                             Executive Officer,

                             General Manager of          January 2000 to present
                             NanoPierce Card

Dr. Herbert J. Neuhaus (43)  Director, Executive Vice    January 1999 to present
                             President of Technology &
                             Marketing, President &

                             Chief Executive Officer of  January 2002 to present
                             NanoPierce Connection


Dr. Michael E. Wernle (40)   Director, Executive Vice
                             President of Strategic
                             Business Development,       November 1999 to present

                             President & Chief           January 2000 to present
                             Executive Officer of
                             NanoPierce Card,

                             President & Chief           February 2002 to present
                             Executive Officer of
                             ExypnoTech

Kristi J. Kampmann (29)      Chief Financial Officer,    October 1999 to present
                             Secretary                   February 1998 to present

Dr. Robert Shaw (62)         Director                    October 2000 to present

Dr. Noel Eberhardt (64)      Director                    November 2001 to present

John Hoback (62)             Director                    April 2002 to present

Richard Lancaster (35)       Chief Financial Officer of  February 2002 to present
                             NanoPierce Card &
                             ExypnoTech

     The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Board of Directors elects the officers at its annual meeting immediately following the shareholders annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director of executive officer. The Company has established audit, incentive compensation and nominating committees, consisting of the independent directors.

BIOGRAPHICAL INFORMATION ON OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was President and Chief Executive Officer of the Company from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present. He has been a director of the Company since February 26, 1998. He has served as the General Manager of NanoPierce Card since January 19, 2000. In addition, he serves as the President, Chief Executive Officer, Chief Financial Officer and a Director of Intercell International Corporation. Prior to becoming a director and officer of the Company and Intercell International Corporation, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

     HERBERT J. NEUHAUS, PH.D. Dr. Neuhaus has been the Executive Vice President of Marketing and Technology and a Director of the Company since January 1, 1999. He has been the President and Chief Executive Officer of NanoPierce Connection since January 2002. Dr. Neuhaus previously served as the Managing Director of Particle Interconnect Corporation from August 18, 1997 to November 1, 1997. From August 1989 to August 1997, he was associated with the Electronic Material Venture Group in the New Business Development Department of Amoco Chemical Company, Naperville, Illinois. While associated with Amoco Chemical Company he held among other positions: Business Development Manger/Team Leader; Project Manager --High Density Interconnect; Product Manager MCM Products and as a research scientist.

     Dr. Neuhaus received his Ph.D. degree in Physics form the Massachusetts Institute of Technology, Cambridge, Massachusetts in 1989 and his BS in Physics from Clemson University, Clemson, South Carolina in 1980.

     DR. MICHAEL E. WERNLE. Dr. Wernle has served as the Executive Vice President for Strategic Business Development and a Director of the Company, since November 1999. He has been the President and Chief Executive Officer of NanoPierce Card since January 19, 2000. He has been the President and Chief Executive Officer of ExypnoTech since February 2002. Dr. Wernle was formerly Chief Operations Officer for Meinen, Ziegel & Co., GmbH, Munich, Germany. He also served as the Director of Production for Mikron/Philips-Graz, Graz, Austria. Where he was responsible for the development and production of RFID and Contactless Smart Card Systems.

     Dr. Wernle received his Ph.D. in Applied Physics from the Technical University of Vienna in 1990 and his Masters Degree in Industrial Electronics in 1988.

     KRISTI J. KAMPMANN. Ms. Kampmann was appointed the Chief Financial Officer of the Company on October 15, 1999. Ms. Kampmann has been Secretary of the Company since February 1998. She has served as the Secretary of Intercell International Corporation, since July 28, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer and Chief Financial Officer, in addition, during the same period she served in the same capacity to the Chief Executive Officer of Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann received an MBA from the University of Colorado, Denver in December 2001. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996 and received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management.

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

     NOEL EBERHARDT. Mr. Eberhardt has been a Director of the Company since November 28, 2001. Mr. Eberhardt's 35 year career has focused on the design, development, process development and manufacturing of electronic packages. He has held positions with Motorola WSSD (Worldwide Smartcard Systems Division), Indala Corporation and Hytek Microsystems, among a few, throughout his career.

     JOHN HOBACK. Mr. Hoback has been a director of the Company since April 2002. Mr. Hoback currently serves as the President of Z&H Enterprises Solutions, Ltd. Among others, he has held positions with CTS, Amoco Chemical, Electro-Kinetic Systems, Inc. and EMCA/Rohm & Haas Company.

     RICHARD LANCASTER. Mr. Lancaster has served as the Chief Financial Officer of NanoPierce Card since February 1, 2002 and of ExypnoTech since February 2002. From 1995 to February 1, 2002 Mr. Lancaster was with Booz, Allen & Hamilton Management consultants, focusing on managing key financial programs for international technology companies. Mr. Lancaster also served as a project leader with ICI Chemicals and Poymers, Plc and with EDS (Electronic Data Systems) Consulting. Mr. Lancaster received his masters in electrical and information engineering from the University of Cambridge, UK and an MBA from INSEAD, France.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and the Company's three most highly compensated executive officers for the fiscal years ended June 30, 2002 and 2001 (the "Named Executive Officers"):

                        ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                        -------------------                       ----------------------

                                                               AWARDS               PAYOUTS
                                                               ------               -------

                                           OTHER                   SECURITIES
NAME &                                     ANNUAL     RESTRICTED   UNDERLYING     LTIP     ALL OTHER
PRINCIPAL             SALARY     BONUS   COMPENSA-      STOCK        OPTIONS     PAYOUTS   COMPENSA-
POSITION       YEAR     ($)       ($)       TION      AWARDS ($)       (#)         ($)        TION
Paul H.
Metzinger,
Director,      2002  $ 200,000  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
President &
CEO(1)         2001  $ 181,500  $   -0-  $      -0-  $        -0-      500,000  $     -0-  $      -0-

Dr. Herbert
J. Neuhaus,
Director,
Ex. VP of
Technology
&              2001  $ 200,000  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Marketing,
Pre & CEO      2001  $ 181,500  $   -0-  $      -0-  $        -0-      100,000  $     -0-  $      -0-
of
NanoPierce
Connection
(2)

Dr. Michael
E. Wernle,
Director,
Ex. VP of
Strategic      2002  $ 160,000  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Business
Dvlpmt,
Pres & CEO
of             2001  $ 160,000  $   -0-  $      -0-  $        -0-      485,000  $     -0-  $      -0-
NanoPierce
Card &
ExypnoTech
(3)

Kristi J.
Kampmann,
Chief
Financial      2002  $  75,000  $   -0-  $      -0-  $        -0-      100,000  $     -0-  $      -0-
Officer &
Secretary(4)   2001  $  60,000  $   -0-  $      -0-  $        -0-       50,000  $     -0-  $      -0-


---------------
1 Paul Metzinger has served as President & CEO since December 1998.  He is compensated pursuant to a written Employment Agreement, dated January 1, 1999 at an annual salary of $200,000.  At July 15,
2002, Mr. Metzinger agreed to take a 30% cut in the gross amount of his salary, resulting in an annual salary of $140,000.


2 Dr. Neuhaus has served as the Executive Vice President of Technology and Marketing since January
1999.  He has served as the President and CEO of NanoPierce Connection since January 2002.  He is compensated pursuant to a written Employment Agreement, dated January 2002 at an annual salary of
$200,000.  On August 1, 2002, Dr. Neuhaus agreed to take a cut of 20% of his annual salary, resulting in an annual salary of $160,000.

3 Dr. Wernle has served as the Executive Vice President of Strategic Business Development since
November 1999.  He has served as the President & CEO of NanoPierce Card since January 2000.  He has served as the President & CEO of ExypnoTech, since February 2002.  He is compensated pursuant to a written Employment Agreement with NanoPierce Card, dated February 1, 2000, at an annual salary of
$160,000 (181,000 Euros). On August 1, 2002, Dr. Wernle agreed to take a 20% cut in the gross amount of his salary, resulting in an annual salary of $128,000.

4 Kristi Kampmann has served as the Chief Financial Officer since October 1999.  She is compensated pursuant to a written Employment Agreement, dated July 15, 2002, at an annual salary of $60,000.  On
July 15, 2002, Ms. Kampmann agreed to take a 20% cut in the gross amount of her salary, resulting in an annual salary of $60,000.

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

                             OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended June 30, 2002

                               INDIVIDUAL GRANTS
                               -----------------

                                 % OF TOTAL
                    # OF        OPTIONS/SARS
                 UNDERLYING      GRANTED TO
                OPTIONS/SARS    EMPLOYEES IN    EXERCISE OF BASE    EXPIRATION
NAME             GRANTED (#)   FISCAL YEAR(1)   PRICE ($/SHARE)        DATE
Paul H.
Metzinger                   0              0%                 -0-           -0-

Dr. Herbert J.
Neuhaus                     0              0%                 -0-           -0-

Dr. Michael E.
Wernle                      0              0%                 -0-           -0-

Kristi J.                                                                 October
Kampmann              100,000           5.97%             $  0.84          2011

---------------

1 Based on a total of 1,675,000 options granted to employees in the fiscal year ended June 30, 2002.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND

                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 2002 by the Company's executive officers and the 2002 fiscal year-end value of unexercised options.

                                            # OF SECURITIES      VALUE OF
                      SHARES                  UNDERLYING       UNEXERCISED
                   ACQUIRED ON     VALUE      UNEXERCISED      IN-THE-MONEY
                     EXERCISE    REALIZED   OPTIONS/SARS AT   OPTIONS/SAR AT
     NAME              (#)          ($)       FISCAL YEAR       FY-END ($)

                                             EXERCISABLE/      EXERCISABLE/
                                             UNEXERCISABLE    UNEXERCISABLE
Paul H. Metzinger             0          0      2,500,000/0  $    2,337,500/0

Dr. Herbert J.
Neuhuas                       0          0      1,350,000/0  $    1,262,250/0

Dr. Michael E.
Wernle                        0          0        985,000/0  $      920,975/0

Kristi J.
Kampmann                      0          0        325,000/0  $      303,875/0

---------------
1 The average of the closing bid and asked price of the Common Stock on June 30, 2002 ($0.935) was used to calculate the option value.


EMPLOYMENT  AGREEMENTS

     On January 1, 1999, the Company entered into an employment agreement with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company. The employment agreement with Mr. Metzinger expires December 31, 2002. On January 1, 2002, NanoPierce Connection entered into an employment agreement with Dr. Herbert J. Neuhaus to serve as the Chief Executive Officer and President of NanoPierce Connection. The employment agreement expires December 31, 2005. On November 1, 1999, the Company entered into an employment agreement with Dr. Michael E. Wernle to serve as the Executive Vice President Strategic Business Development. This employment agreement has been superceded by his employment agreement with NanoPierce Card. On February 1, 2000, NanoPierce Card entered into an employment agreement with Dr. Michael E. Wernle to serve as the President of NanoPierce Card. The employment agreement between Dr. Wernle and NanoPierce Card expires as provided by German law.

     On July 15, 2002, the Company entered into an employment agreement with Kristi J. Kampmann to serve as the Chief Financial Officer. Such employment agreement expires on July 15, 2003. Pursuant to her employment agreement Ms. Kampmann receives an annual salary of $60,000.

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

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. The Company has two Stock Option Plans. As of June 30, 2002, 7,212,000 options are outstanding under the 1998 Compensatory Stock Option Plan and 1,290,000 options are outstanding under the 2000 Compensatory Stock Option Plan, for a total of 8,502,000 options outstanding. A total of 7,502,000 options are exercisable at June 30, 2002, under these plans. During the fiscal year ended June 30, 2002, the Company granted registered options pursuant to its registered 1998 Compensatory Stock Option Plan to purchase 385,000 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries and granted registered options pursuant to its registered 2000 Compensatory Stock Option Plan to purchase 1,290,000 shares of common stock to directors, officers, and employees of the Company and its subsidiaries. The Company has reserved 7,500,000 shares of common stock for
issuance under the 1998 Compensatory Stock Option Plan.   In January 2002, the
Company's Board of Directors passed a resolution closing the 1998 Compensatory Stock Option Plan for issuance of new options. The Company has reserved 5,000,000 shares of common stock for issuance under the 2000 Compensatory Stock Option Plan.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of common Stock as of June 30, 2002 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

   Name, Address & Nature of
       Beneficial Owner               Title of Class     Amount     Percent of Class(9)
The Paul H. Metzinger Trust
Paul H. Metzinger, President &
CEO, Director                         Common Stock    4,618,058(1)                6.75%
370 17th Street, Suite 3640
Denver, CO 80202

The Cheri L. Metzinger Trust
Cheri L. Metzinger, Wife of
Paul H. Metzinger                     Common Stock    4,618,058(2)                6.75%
3236 Jellison Street
Wheatridge, CO 80033

Dr. Herbert J. Neuhaus, Ex. VP
of Technology & Marketing,
Director, President & CEO             Common Stock    1,460,000(3)                2.13%
NanoPierce Connection
770 Maroonglen Court
Colorado Springs, CO 80906

Dr. Michael E. Wernle, Ex VP
of Strategic Business
Development, Director,                Options           985,000(4)                1.44%
President & CEO of NanoPierce
Card, President & CEO of
ExypnoTech
Lise-Meitner-Strasse
1D-85662 Hohenbrunn
Germany

Kristi J. Kampmann, Chief
Financial Officer & Secretary
370 17th Street, Suite 3640           Common Stock      344,080(5)                0.50%
Denver, CO 80202

Dr. Robert E. Shaw, Director
8 Nicklaus Court                      Options           400,000(6)                0.58%
Florham Park, NJ 07932

Dr. Noel Eberhardt, Director          Options           400,000(7)                0.58%
21407 Krzich Place
Cupertino, CA 95014

John Hoback, Director                 Options           400,000(8)                0.58%
20 White Heron Lake
East Stroudsburg, PA 18301


Intercell International Corporation
370 17th Street, Suite 3640           Common Stock    6,718,126                   9.81%
Denver, CO 80202

All Officers & Directors as a         Common Stock    8,607,138                  12.57%
Group (7 persons)

---------------
1 Includes 1,147,807 common shares held directly and beneficially; 970,251 common shares that Mr. Metzinger owns beneficially though his wife and options held by Mr. Metzinger consisting of 500,000 shares exercisable at $2.125 per share, 500,000 shares exercisable at $0.52 per share and 1,500,000 shares exercisable at $0.3250 per share.
2 Cheri L. Metzinger is the wife of Mr. Paul H. Metzinger, the Chief Executive Officer and President of the Company. This includes 970,251 shares held directly and beneficially and 1,147,807 common shares and 2,000,000 common shares subject to option owned beneficially by her husband.
3 Based on 110,000 common shares and options consisting of 500,000 shares exercisable at $2.125 per share, 100,000 shares exercisable at $2.75 per share, 250,000 shares exercisable at $0.52 per share and 500,000 shares exercisable at $0.20 per share.
4 Based on options consisting of 500,000 shares exercisable at $2.125 per share, 160,000 shares exercisable at $2.75 per share, 25,000 shares exercisable at $0.52 per share and 300,000 shares at $0.45 per share.
5 Based on 19,080 common shares and options; 100,000 shares exercisable at $0.84 per share, 75,000 shares exercisable at $2.125 per share, 50,000 shares exercisable at $2.75 per share, 50,000 shares exercisable at $0.52 per share and 50,000 shares exercisable at $0.3250 per share.
6 Based on options consisting of 250,000 shares exercisable at $0.97 per share, 50,000 shares exercisable at $0.67 per share, and 100,000 shares exercisable at $2.00 per share.
7 Based on options consisting of 300,000 shares exercisable at $0.70 per share and 100,000 shares exercisable at $0.70 per share.
8 Based on options consisting of 400,000 shares exercisable at $1.35 per share. 9 Based on 57,637,002 shares of common stock issued and outstanding on June 30, 2002 and assuming exercise of all 8,502,000 presently exercisable options and exercise of 2,320,661 outstanding warrants, there would be 68,459,663 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As previously stated options were granted to Kristi J. Kampmann, Robert Shaw, Noel Eberhardt and John Hoback, officers and directors of the Company, during the fiscal year ended June 30, 2002.

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

EXHIBIT NO.          DESCRIPTION
     2         Agreement dated February 26, 1998, by and among the registrant,
               Particle Interconnect Corporation and Intercell Corporation 6
     2.02      Application and Development Agreement, dated April 15, 1999, by and among the registrant and Multitape & Co., Gmbh, KG. 4
     2.03      Technology Cooperation Agreement, dated May 17, 1999, by and among the registrant and Meinen, Zeigel & Co. 4
     2.04      Technology Development Agreement, dated June 11, 1999, by and among the registrant and ORGA Kartensysteme, GmbH. 4
     2.05      Agreement-In-Principle, dated May 18, 1999, by and among the registrant and Cirrex Corporation. 4
     4.01      The Articles of Incorporation of the Company 5
     4.02      Amendment to the Articles of Incorporation of the Company 5
     4.03      Certificate of Designation of Rights and Preferences of the
               Series A Preferred Stock 6
     4.04      Certificate of Designation of Rights and Preferences of the
               Series B Preferred Stock 7
     4.05      Certificate of Designation of Rights and Preferences of the
               Series C Preferred Stock 7
     4.06      Form of Common Stock Certificate 5
     4.07      The By-laws of the Company 5
     10.01     Employment and Non-Disclosure, Non-Competition Agreement, dated
               January 1, 1999, between Paul H. Metzinger and the registrant 4
     10.02     Employment and Non-Disclosure, Non-Competition Agreement, dated
               January 1, 2002 between Dr. Herbert J. Neuhaus and the registrant
               2
     10.03     Employment and Non-Disclosure, Non-Competition Agreement, dated
               July 15, 2002, between Kristi J. Kampmann and the registrant 2
     11        Statement regarding Computation of Per Share Earnings 1
     21        Subsidiaries of the Company 1
     23        Consent of Independent Certified Public Accountants 1

---------------
1    Filed herewith
2 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2001.
3 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2000.
4 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
5 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998.
6 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
7 Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.

(b)  REPORTS ON FORM 8-K.

The Registrant filed the following reports on Form 8-K during the fourth quarter of the year ended June 30, 2002:

     (i) Current Report on Form 8-K filed with the Securities and Exchange Commission April 9, 2002

ITEM  14.    CONTROLS AND PROCEDURES

     In the fiscal year ended June 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, internal controls or other factors that could significantly affect these controls. The Company plans to conduct an evaluation of their disclosure controls and procedures each quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NANOPIERCE  TECHNOLGIES,  INC.
                                  (a  Nevada  corporation)


Date:  September 24, 2002            By:  /s/  Paul  H.  Metzinger
                                        --------------------------------------
                                        Paul H. Metzinger, Director, Chief
                                        Executive Officer & President



Date:  September 24, 2002           By:  /s/  Kristi  J.  Kampmann
                                        --------------------------------------
                                         Kristi J. Kampmann, Chief Financial
                                         Officer & Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date:  September 24, 2002            By:  /s/  Paul  H.  Metzinger
                                        --------------------------------------
                                        Paul H. Metzinger, Director, Chief
                                        Executive Officer & President


Date:  September 24, 2002            By:  /s/  Herbert  J.  Neuhaus
                                        --------------------------------------
                                        Herbert J. Neuhaus, Director & Executive
                                        Vice-President of Technology & Marketing


Date:  September 24, 2002            By:  /s/ Michael E. Wernle
                                        --------------------------------------
                                        Michael E. Wernle, Director & Executive
                                        Vice-President of Strategic Business
                                        Development


Date:  September 24, 2002            By:  /s/ Robert Shaw
                                        --------------------------------------
                                        Robert Shaw, Director



Date:  September 24, 2002            By:  /s/ Noel Eberhardt
                                        --------------------------------------
                                        Noel Eberhardt, Director



Date:  September 24, 2002            By:  /s/ John Hoback
                                        --------------------------------------
                                        John Hoback, Director

                                  CERTIFICATION



I, Paul H. Metzinger, certify that:

     1. I have reviewed this annual report on Form 10-KSB of NanoPierce Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


          Date: September 24, 2002


                                        /s/  Paul H. Metzinger
                                        --------------------------------------
                                        Paul H. Metzinger,
                                        Chief Executive Officer & President

                                  CERTIFICATION



I, Kristi J. Kampmann, certify that:

     1. I have reviewed this annual report on Form 10-KSB of NanoPierce Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


          Date:  September 24, 2002


                                        /s/  Kristi J. Kampmann
                                        --------------------------------------
                                        Kristi J. Kampmann,
                                        Chief Financial Officer

                          NANOPIERCE TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Financial Statements:

     Consolidated Balance Sheet - June 30, 2002                              F-3

     Consolidated Statements of Operations -
        Years ended June 30, 2002 and 2001                                   F-4

     Consolidated Statements of Comprehensive Loss -
        Years ended June 30, 2002 and 2001                                   F-5

     Consolidated Statements of Shareholders' Equity (Deficit) -
        Years ended June 30, 2002 and 2001                                   F-6

     Consolidated Statements of Cash Flows -
        Years ended June 30, 2002 and 2001                                   F-8

     Notes to Consolidated Financial Statements                             F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Nanopierce Technologies, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanopierce Technologies, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $4,729,072 for the year ended June 30, 2002, and an accumulated deficit of $17,055,835 as of June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
August 23, 2002

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS
Current assets:
  Cash and cash equivalents                               $    1,093,077
  Accounts receivable, net of allowance for
    doubtful accounts of $8,200                                   98,012
  Notes receivable (Note 4)                                      170,779
  Prepaid expenses                                                54,678
                                                              ----------
    Total current assets                                       1,416,546
                                                              ----------

Property and equipment:
  Machinery                                                      216,823
  Office equipment and furniture                                 218,611
  Leasehold improvements                                         138,776
                                                              ----------
                                                                 574,210
  Less accumulated depreciation                                 (224,925)
                                                              ----------
                                                                 349,285
                                                              ----------

Other assets:
  Deposits and other                                             295,281
  Intellectual property rights, net of accumulated
    amortization of $434,315                                     565,685
  Patent and trademark applications, net of
    accumulated amortization of $26,961                          242,646
                                                              ----------
                                                               1,103,612
                                                              ----------

                                                          $    2,869,443
                                                              ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $      209,915
  Accrued liabilities                                             71,740
                                                              ----------
     Total liabilities - all current                             281,655
                                                              ----------

Commitments and contingencies (Notes 7, 8 and 10)

Shareholders' equity (Notes 5 and 6):
    Preferred stock, $0.0001 par value; 5,000,000
      shares authorized:
        Series A; no shares issued and outstanding
        Series B; maximum of 75,000 shares issuable; no
          shares issued and outstanding
        Series C; maximum of 700,000 shares issuable; no
          shares issued and outstanding
    Common stock, $0.0001 par value; 200,000,000 shares
      authorized; 57,637,002 shares issued and outstanding         5,764
    Additional paid-in capital                                19,496,447
    Accumulated other comprehensive income                       141,412
    Accumulated deficit                                      (17,055,835)
                                                              ----------
               Total shareholders' equity                      2,587,788
                                                              ----------

                                                          $    2,869,443
                                                              ==========

               See notes to the consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                  2002          2001
                                              -------------  -----------

Revenues                                      $    156,128      132,325
                                              -------------  -----------

Operating expenses:
  Research and development                         687,598      441,459
  General and administrative                     3,648,851    2,741,250
  Selling and marketing                            549,817      180,267
  Impairment of equipment                          104,375            -
                                              -------------  -----------

                                                 4,990,641    3,362,976
                                              -------------  -----------

Loss from operations                            (4,834,513)  (3,230,651)
                                              -------------  -----------

Other income (expense):
    Interest income:
      Related party                                      -        1,597
      Other                                        105,561      214,843
    Interest expense:
      Related party                                      -   (    2,087)
      Other                                    (       120)  (   30,434)
                                              -------------  -----------
                                                   105,441      183,919
                                              -------------  -----------

Loss before extraordinary item                 ( 4,729,072)  (3,046,732)

Extraordinary loss on extinguishment of debt             -   (  551,811)
                                              -------------  -----------

Net loss                                      $( 4,729,072)  (3,598,543)
                                              =============  ===========

Net loss per share, basic and diluted:
  Loss from continuing operations             $(      0.08)  (     0.06)
  Extraordinary loss                                  0.00   (     0.01)
                                              -------------  -----------
    Net loss                                  $(      0.08)  (     0.07)
                                              =============  ===========

Weighted average number of common shares
outstanding                                     56,194,682   51,147,026
                                              =============  ===========

              See notes to the consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                2002         2001
                            ------------  -----------
Net loss                    $(4,729,072)  (3,598,543)

Change in unrealized gain
  on securities              (      261)  (    1,467)

Change in foreign currency
  translation adjustments       135,408        8,265
                            ------------  -----------

Comprehensive loss          $(4,593,925)  (3,591,745)
                            ============  ===========

              See notes to the consolidated financial statements.

                                    NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          YEARS ENDED JUNE 30, 2002 AND 2001

                                        Common stock                    Accumulated other                    Total
                                        ------------        Additional     comprehensive  Accumulated     shareholders'
                                       Shares    Amount   paid-in capital  income(loss)     deficit     equity (deficit)
                                     ----------  -------  ---------------  ------------  ------------  -----------------
Balances, July 1, 2000               35,113,674  $ 3,511        8,673,504         (533)   (8,728,220)       (   51,738)

Common stock issued for services         60,000        5           96,991            -             -            96,996

Common stock and warrant issued
  for convertible debt and
  accrued interest                    1,194,616      120        1,548,359            -             -         1,548,479

Common stock issued in connection
  with financing agreement:
  6,675,588 shares for $7,500,000
  cash, 9,532,520 shares upon
  cashless exercise of warrants,
  net of $507,989 of offering costs  16,208,108    1,621        6,990,390            -             -         6,992,011

Common stock issued for
  litigation expenses                 3,125,000      313          999,687            -             -         1,000,000

Options and warrants issued for
  services                                    -        -          142,850            -             -           142,850

Net loss                                      -        -                -            -    (3,598,543)       (3,598,543)

Other comprehensive income (loss):
  Change in unrealized gain on
    securities                                -        -                -       (1,467)            -            (1,467)
  Change in foreign currency
    translation adjustments                   -        -                -        8,265             -             8,265
                                     ----------  -------  ---------------  ------------  ------------  ----------------

Balances, June 30, 2001              55,701,398  $ 5,570       18,451,781        6,265   (12,326,763)        6,136,853

                                                        Continued

                                    NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          YEARS ENDED JUNE 30, 2002 AND 2001
                                                      (CONTINUED)

                                        Common stock                    Accumulated other                     Total
                                        ------------        Additional     comprehensive  Accumulated     shareholders'
                                       Shares    Amount   paid-in capital  income(loss)     deficit     equity (deficit)
                                     ----------  -------  ---------------  ------------  ------------  -----------------
Balances, June 30, 2001             55,701,398  $ 5,570       18,451,781         6,265   (12,326,763)        6,136,853

Common stock issued for cash in
  connection with financing
  agreement, net of $100,000 of
  offering costs                     1,873,000      187          899,813             -             -           900,000

Common stock issued for services        46,000        5           40,055             -             -            40,060

Common stock issued upon exercise
  of stock options                      16,604        2               (2)            -             -                 -

Warrants issued for services                 -        -          104,800             -             -           104,800

Net loss                                     -        -                -             -    (4,729,072)       (4,729,072)

Other comprehensive income:
  Change in unrealized gain on
    securities                               -        -                -      (    261)            -        (      261)
  Foreign currency translation
    adjustments                              -        -                -       135,408             -           135,408
                                    ----------  -------  ----------------  ------------  ------------  ----------------

Balances, June 30, 2002             57,637,002  $ 5,764       19,496,447       141,412   (17,055,835)        2,587,788
                                    ==========  =======  ================  ============  ============  ================

               See notes to the consolidated financial statements.

                     NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED JUNE 30, 2002 AND 2001

                                                                  2002         2001
                                                              ------------  -----------
Cash flows from operating activities:
  Net loss                                                    $(4,729,072)  (3,598,543)
                                                              ------------  -----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization expense                                        126,961      100,000
      Depreciation expense                                        197,657      105,143
      Amortization of deferred legal costs                        824,657      175,343
      Impairment of equipment                                     104,375            -
      Amortization of discount on note receivable and
        amortization of beneficial conversion feature
        on convertible debentures                                       -        5,257
      Expenses incurred in exchange for common stock,
        warrants and options                                      144,860      239,846
      Extraordinary loss on extinguishment of debt                      -      551,811
    Changes in operating assets and liabilities:
      Increase in accounts receivable                          (   43,788)  (   40,341)
      (Increase) decrease in prepaid expenses                  (   17,786)       3,871
      Increase in deposits and other assets                    (  214,387)  (   20,713)
      Increase in accounts payable and
        accrued liabilities                                        87,905       47,083
      Decrease in deferred revenue                                      -   (   16,822)
                                                              ------------  -----------

  Total adjustments                                             1,210,454    1,150,478
                                                              ------------  -----------

Net cash used in operating activities                          (3,518,618)  (2,448,065)
                                                              ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications                (  186,297)  (   83,310)
  Purchase of property and equipment                           (  200,891)  (  398,107)
  Payments received on notes receivable                           681,721      125,000
  Increase in notes receivable                                 (   85,000)  (  892,500)
                                                              ------------  -----------

Net cash provided by (used in) investing activities               209,533   (1,248,917)
                                                              ------------  -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                          900,000    6,992,011
  Redemption of convertible debentures                                  -   (2,312,500)
  Payments on note payable                                              -   (   66,837)
                                                              ------------  -----------

Net cash provided by financing activities                         900,000    4,612,674
                                                              ------------  -----------

Effect of exchange rate changes on cash and cash equivalents      117,626        2,551
                                                              ------------  -----------

Net (decrease) increase in cash and cash equivalents           (2,291,459)     918,243

Cash and cash equivalents, beginning                            3,384,536    2,466,293
                                                              ------------  -----------

Cash and cash equivalents, ending                             $ 1,093,077    3,384,536
                                                              ============  ===========

                                  (continued)

                       NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED JUNE 30, 2002 AND 2001

                                         (CONTINUED)

                                                                          2002       2001
                                                                       ----------  ---------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $      120     67,362
                                                                       ==========  =========

Supplemental schedule of non-cash investing and financing activities:

    Issuance of 3,125,000 shares of common stock
      in exchange for deferred legal costs                             $        -  1,000,000
                                                                       ==========  =========

    Conversion of debentures and accrued
      interest to common stock and warrant                             $        -  1,548,479
                                                                       ==========  =========

               See notes to the consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of Nanopierce Technologies, Inc., a Nevada corporation (the Company), its wholly owned subsidiary, Nanopierce Connections Systems, Inc., a Nevada Corporation (NCOS) which was incorporated in November 2001, and its wholly owned foreign subsidiaries, Nanopierce Card Technologies GmbH, Hohenbrunn
     (NCT) and ExypnoTech, Gmbh (EPT), both German subsidiaries, which were incorporated in January 2000 and February 2002, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     NCOS business activities are to include the licensing, sale and/or manufacturing of certain electronic products using the NCS technology. Through June 30, 2002, NCOS activities have primarily consisted of research and development and administrative functions. NCT activities through June 30, 2002 consist primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. EPT proposes to engage in the manufacturing of inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip containing module that is capable of memory storage and/or processing.

     USE OF ESTIMATES IN THE FINANCIAL STATEMENTS:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair values of the Company's cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short maturities of these instruments.

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     DEFERRED LEGAL COSTS:

     In April 2001, the Company recorded deferred legal costs in exchange for the issuance of 3,125,000 shares of common stock valued at $1,000,000 ($0.32 per share). The shares were issued as a non-refundable retainer for legal services to be performed. The Company amortized these deferred costs to general and administrative expense on a straight-line basis over a one-year period, which represented the estimated period the benefits of the legal costs were expected to be incurred. The Company recorded amortized legal costs of $175,343 during fiscal year 2001 and $824,657 during fiscal year 2002.

     INTELLECTUAL PROPERTY AND PATENT AND TRADEMARK APPLICATIONS:

     The PI Technology was acquired upon the issuance of 7,250,000 shares of common stock and 100 shares of Series A preferred stock of the Company and was valued at the estimated fair value of the PI Technology at the date of acquisition based on a written cash offer from an outside third party. This third party is a manufacturer in a field which uses the intellectual property. The intellectual property is being amortized using the straight-line method over 10 years. The 10-year period is based on the estimated useful life, limited by the remaining average patent protection period. Costs incurred to establish patents and trademarks are capitalized and amortized beginning at the time of the application over the shorter of the estimated useful life of the technology or patent term. Unsuccessful patent and trademark application costs are expensed as incurred.

     Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the PI Technology, along with projected operating information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from the long-lived assets are less than the amount of unamortized assets. Based on its evaluation, except as discussed under "Property and Equipment", management does not believe that there has been any impairment through June 30, 2002.

     MARKETABLE SECURITIES:

     Marketable securities consist of approximately 1,180 shares of common stock of Intercell International Corporation (Intercell). These securities are classified as available-for-sale and are carried at fair value based upon quoted market prices. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component of comprehensive income (loss), included as a separate item in shareholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). At June 30, 2002, Intercell owns approximately 11.7% of the outstanding common stock of the Company.

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost. Depreciation expense is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the length of the respective leases, whichever period is shorter. The estimated useful lives of property and equipment are as follows:

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001


1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           Machinery                                         7 years
           Office equipment and furniture                    5-7 years
           Leasehold improvements                            3 years

     In the fourth quarter ended June 30, 2002, the Company made a decision to abandon certain NCS equipment located in Colorado Springs, Colorado and concluded that an impairment charge of $104,375 was necessary to write off the carrying amount of this equipment. The decision to abandon this NCS equipment was based primarily on NCOS's focus on Waferpierce applications of the NCS technology.

     REVENUE RECOGNITION:

     During each of the two years ended June 30, 2002, NCT performed various software development and implementation services for third parties. These services are substantially unrelated to the development and marketing of the PI Technology.

     Revenues from these services are generally recorded as the services are provided and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. At June 30, 2002, there were no deferred revenues related to contract services in progress.

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

     FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiaries are measured using the local currency (the Euro) as the functional currency. Assets and liabilities of the subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

     FOREIGN CURRENCY TRANSACTIONS:

     Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the years ended June 30, 2002 and 2001.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

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

     COMPREHENSIVE INCOME:

     SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss). Accumulated other comprehensive income of $141,412 at June 30, 2002, consists of an unrealized gain on marketable securities of $213 and foreign currency translation adjustments of $141,199.

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

     Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options, warrants, and convertible preferred stock and debentures are not considered in the calculation, as the impact of the potential common shares (10,822,661 shares at June 30, 2002 and 9,022,661 shares at June 30, 2001) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited on a prospective basis. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations, as the Company did not enter into any business combinations during the year. The Company does not expect that the adoption of SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001


1. BASIS OF PRESENTATION, BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a significant immediate impact on the financial condition or results of operations of the Company.

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

2.   GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS:

     The Company's financial statements for the year ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $4,729,072 for the year ended June 30, 2002, and an accumulated deficit of $17,055,835 as of June 30, 2002. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001


3.   RISK CONSIDERATIONS (CONTINUED):

     INTERNATIONAL OPERATIONS:

     The Company's foreign subsidiaries' (NCT and EPT) operations are located in Germany. NCT and EPT transactions are conducted in currencies other than the U.S. dollar (the currency into which NCT's and EPT's historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

4.   NOTES RECEIVABLE:

     RELATED PARTY:

     At June 30, 2001, the Company had an unsecured, 5.75% note receivable from Intercell of $92,500, due on demand. During the year ended June 30, 2002, the Company advanced an additional $35,000 to Intercell under this note receivable. The entire amount was collected during the year ended June 30, 2002.

     OTHER:

     During the year ended June 30, 2001 the Company loaned $500,000 to an unrelated third party - Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. At June 30, 2001, the note balance was $375,000, of which an additional $100,000 was received in August 2001. The note was not paid in November 2001, and therefore, in January 2002, the Company agreed to the assignment of the note ($275,000), and related accrued interest ($14,630), by Global, to a third party. This third party is an investment group involved in assisting the Company with its financing efforts. The terms of the note were changed at the date of assignment, whereby the note now bears interest at 5% per annum, the note is unsecured and it is due in October 2002. Through June 30, 2002, principal payments of $130,291 along with accrued interest of $19,300, were received. The outstanding principal and accrued interest balances at June 30, 2002, were $144,709 and $1,725, respectively.

     In April 2002, the Company loaned $50,000 to a representative of the investment group described above in exchange for an unsecured, 8% note receivable due in October 2002. A payment of $23,930 was received in May 2002. The balance at June 30, 2002 is $26,070.

     At June 30, 2001, the Company also had a $300,000 loan receivable from another third party, which was unsecured and non-interest bearing. This loan was repaid to the Company in September 2001.

5.   NOTE PAYABLE AND CONVERTIBLE DEBENTURES:

     NOTE PAYABLE - RELATED PARTY:

     During the year ended June 30, 2001, the Company paid a note payable of $66,837 plus accrued interest of $10,455 to a party related to an officer of the Company.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

5.   NOTE PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED):

     CONVERTIBLE DEBENTURES:

     Prior to July 1, 2000, the Company issued $4,000,000 of 6% convertible debentures and warrants to purchase 630,000 shares of the Company's common stock for an aggregate purchase price of $4,000,000. The warrants have an exercise price of $2,92 per share and expire in January 2003 (Note 6). During the year ended June 30, 2001, the Company issued 1,194,616 shares of common stock in exchange for $1,431,633 of convertible debentures and $48,296 of accrued interest on the convertible debentures. The remaining $1,850,000 of convertible debentures (having a carrying value of $1,829,239, net of unamortized discount) and accrued interest of $59,878 were redeemed, at a 25% premium, for cash of $2,372,378, and in exchange for an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.17 per share (the market value of the Company's common stock at the date of grant). The warrant was valued at $68,550 using the Black-Scholes pricing model, and expire in January 2003 (Note 6). The value of the warrant and premium on redemption of the convertible debentures resulted in a loss on extinguishment of debt of $551,811 (accounted for as an extraordinary loss). During the year ended June 30, 2001, the conversion rate for debenture conversions was approximately $1.24 per share.

6.   SHAREHOLDERS' EQUITY:

     COMMON STOCK:

     In March 2002, the Company increased its authorized common shares from 100,000,000 to 200,000,000. On March 29, 2002, the Company entered into a $2,000,000 financing agreement, which consisted of two tranches of $1,000,000 each. In April 2002, the Company issued 800,000 units at $1.25 per unit under the first tranch and received $1,000,000. The closing bid price of the Company's common stock on the date of issuance was $1.31 per share. Each unit consists of one share of the Company's common stock and a warrant to purchase 1.1 shares of common stock at $1.45 per share. The warrants have a term of five years and exercise of the warrants can be cashless under certain circumstances. The Company incurred transaction costs, which were settled through a cash payment of $100,000 and the issuance of warrants to purchase 113,000 shares of the Company's common stock at $1.45 per share and warrants to purchase 80,000 shares of common stock at $1.25 per share. These warrants have a term of five years and exercise of the warrants can be cashless under certain circumstances. The Company issued 1,073,000 common shares which are being held by an escrow agent for the potential issuance upon the exercise of the warrants. The second tranch is no longer available to the Company, pursuant to terms of expiration.

     In October 2000, the Company entered into a $15,000,000 equity financing agreement with a third party. Under the first installment of the agreement, the Company received $7,500,000 cash, net of $507,989 in offering costs, in exchange for 4,531,613 shares of the Company's common stock (approximately $1.66 per share, before offering costs), a warrant ("the Initial Warrant") to purchase an additional 453,161 shares of the Company's common stock, and a separate warrant to purchase shares of the Company's common stock ("the Vesting Warrant"). The $1.66 per share amount was based upon 80% of the average market price of the Company's common stock prior to the closing, as defined in the agreement. The Initial Warrant is exercisable immediately through October 2005 at an exercise price of $2.586 per share. Under the Vesting Warrant, on defined dates, the warrant shall vest with respect to a defined number of shares that are exercisable at $0.001 per share immediately and through October 2005. The defined dates are the 65th, 130th, and

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001


6.   SHAREHOLDERS' EQUITY (CONTINUED):

     COMMON STOCK (CONTINUED):

     195th trading days following the closing of the $7,500,000 transaction. The defined number of shares is equal to one-third of the initial shares (4,531,613) multiplied by an amount equal to the initial purchase price multiplied by an initial percentage (the initial percentage is equal to 115%, 125% and 140% from the 65th, 130th, and 190th days, respectively, from the initial closing date), less the reset price, which is equal to the average market value of the Company's common stock at those dates. This amount is then divided by the reset price and equals the number of shares issuable under the Vesting Warrant. For the 65th trading day, 2,143,975 shares were issued in March, 2001 for the first one-third installment under the vesting warrant. The companies and individuals that provided the equity financing have stated that 7,418,895 shares are due for the second one-third installment under the vesting warrant and 4,545,303 shares are due for the third one-third installment under the vesting warrant. The Company does not intend to issue the shares, but has reserved the shares pursuant to a court order (Note 8). As a result of lawsuits filed, the second installment of the equity financing will not be completed.

     In order to close the first installment of the financing, the third party investor required the Company to cause the holders of existing warrants to purchase up to 10,000,000 shares of the Company's common stock, to immediately exercise the warrants and also required the Company to cause the warrant holders to agree to restrictions on the sale and use of the 10,000,000 shares for a defined time period. The warrant holders agreed to these terms in exchange for a reduction in the exercise price to purchase 10,000,000 shares of common stock from $.51 to $.25 per share. The warrants were exercised by applying a $1,350,000 commission due to the option holders on the $15,000,000 financing and in part through a cashless exercise. A net 9,532,520 shares of common stock were issued for the warrants in October 2000.

     During the years ended June 30, 2002 and 2001, the Company issued shares of common stock in exchange for services. The shares were issued for the following services and were valued at the quoted market price of the Company's common stock at the date the services were performed:

                                      2002                 2001
                                      ----                 ----
                                 Shares   Amount    Shares      Amount
                                 ------  --------  ---------  ----------
     Third parties, investment-
       related services          36,000  $ 27,360     60,000  $   96,996
     Employees                   10,000    12,700          -           -
     Litigation services              -         -  3,125,000   1,000,000
                                 ------  --------  ---------  ----------
                                 46,000  $ 40,060  3,185,000  $1,096,996
                                 ======  ========  =========  ==========

     During the year ended June 30, 2002, the Company issued 16,604 shares of common stock in connection with exercised stock options.

     During the year ended June 30, 2001, the Company issued 1,194,616 shares of common stock in connection with the conversion of convertible debentures including accrued interest.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

6.   SHAREHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS:

     STOCK OPTIONS:

     The Company has established two Compensatory Stock Option Plans (the Option Plans) and has reserved 12,500,000 shares of common stock for issuance under the Option Plans. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

     A summary of the Option Plans is as follows:

                                            2002                2001
                                            ----                ----
                                                 Weighted           Weighted-
                                                 Average            Average
                                                 Exercise           exercise
                                       Shares     price    Shares    price
                                     -----------  ------  ---------  ------
     Outstanding, beginning of
       Year                           6,852,000   $ 1.08  4,737,000  $  .66
     Granted                          1,675,000      .98  2,115,000    2.02
     Forfeited                                -        -          -       -
     Exercised                       (   25,000)     .45          -       -
                                     -----------  ------  ---------  ------

     Outstanding, end of year         8,502,000   $ 1.06  6,852,000  $ 1.08
                                     ===========  ======  =========  ======

     Options exercisable at
       end of year                    7,502,000   $ 1.07  6,607,000  $ 1.11
                                     ===========  ======  =========  ======
     Weighted-average fair value of
       options granted during the
       year at market                             $  .27             $ 1.64
                                                  ======             ======

During the year ended June 30, 2002, 25,000 options were exercised (including cashless exercises) in exchange for 16,604 shares of common stock. During the year ended June 30, 2001, no options were exercised. The following table summarizes information about stock options outstanding as of June 30, 2002:

                             Options Outstanding             Options Exercisable
                         --------------------------          -------------------
                               Weighted-
                                average                                 Weighted-
     Range of                  remaining       Weighted-                 average
     exercise      Number of  contractual       average      Number of   exercise
     prices         options   life (years)  exercise price    options     price
     ------------  ---------  ------------  ---------------  ---------  ----------
     0.20 - 0.50   3,255,000          6.37  $          0.32  3,255,000  $     0.32
     0.51 - 1.00   2,060,000          8.68             0.67  1,505,000        0.62
     1.01 - 2.00     960,000          8.20             1.53    515,000        1.71
     2.01 - 3.00   2,217,000          6.16             2.29  2,217,000        2.29
     5.01 - 6.00      10,000          7.67             6.00     10,000        6.00
                   ---------  ------------  ---------------  ---------  ----------
                   8,502,000          7.77  $          1.06  7,502,000  $     1.07
                   =========  ============  ===============  =========  ==========

     During 2002, options to purchase 1,675,000 shares of the Company's common stock at exercise prices ranging from $.65 to $1.47 per share were granted to 21 employees of the Company, three of whom are officers and/or directors of the Company. The exercise prices were equal to the market value of the Company's common stock at the date of grant and expire through 2012.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

6.   SHAREHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     During 2001, options to purchase 2,115,000 shares of the Company's common stock, at exercise prices ranging from $.60 to $3.00 per share, were granted to fifteen employees of the Company, six of whom are or were officers and/or directors of the Company. The exercise prices were equal to the market value of the Company's common stock at the date of grant and expire through 2011.

     ACCOUNTING FOR STOCK-BASED COMPENSATION UNDER SFAS NO. 123:

     The Company applies APB 25 for its employee-based stock-compensation plans. Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                    2002              2001
                                                    ----              ----

     Net loss, as reported                    $ (4,729,072)       (3,598,543)
     Net loss, pro forma                        (5,174,000)       (7,400,000)
     Net loss, per share, as reported           (     0.08)       (     0.07)
     Net loss, per share, pro forma             (     0.09)       (     0.14)

     The fair value of options granted during 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2002              2001
                                                    ----              ----

     Expected dividend yield                           0%                0%
     Expected stock price volatility                  53%              122%
     Risk-free interest rate                         5.0%              5.2%
     Expected life of options                    6.5 years         6.5 years

     WARRANTS:

     At June 30, 2002, the following warrants to purchase common stock were outstanding:

          Number of common               Exercise                Expiration
     shares covered by warrants           price                     date
     --------------------------         ---------                ----------

            70,000                          2.81               July 23, 2003
           140,000                          1.50               January 4, 2003
           630,000                          2.92               January 10, 2003
           105,000                           .30               October 26, 2002
           192,500                           .30               October 27, 2002
           140,000                           .30               November 8, 2002
            70,000                           .30               November 22, 2002
            70,000                           .30               December 17, 2002
            50,000                          2.17               January 20, 2003
           453,161                          2.58               October 20, 2005
           200,000                           .65               May 16, 2006
           200,000                          1.25               January 7, 2007
         ---------
         2,320,661
         =========

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001


6.   SHAREHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     During the year ended June 30, 2002, the Company issued warrants to purchase 200,000 shares of common stock at $1.25 per share for services received from a third party. The warrants expire in January 2007. The warrants were valued at $104,800 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

     During the year ended June 30, 2002, warrants to purchase 50,000 shares of common stock at $3.52 per share expired.

     During the year ended June 30, 2001, warrants to purchase 200,000 shares of the Company's common stock at $1.25 per share were issued for investment banking services. The warrants were valued at $86,200 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense for the year ended June 30, 2001.

     During the year ended June 30, 2001, warrants to purchase 10,000,000 shares of common stock were exercised.

7.   LICENSE AGREEMENTS:

     The Company and Louis DiFrancesco, the inventor of the PI Technology are involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. This matter is scheduled for trial on the merits on October 15, 2002 in the District Court in and for the City and County of Denver. The Company believes that the resolution of this litigation will not have a material adverse impact on either results of operations, financial position, or cash flows.

8.   FINANCING AGREEMENT SUIT:

     In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court for the District of Colorado transferred the case pending before it to the United States District Court for the southern District of New York, New York City, New York.

     In May 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company breached the October 20, 2000 Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 4,545,303 shares due in connection with the third reset date. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001


8.   FINANCING AGREEMENT SUIT (CONTINUED):

     In September 2001, a suit was filed by Thomson Kernaghan & Co., Ltd. against the Company and certain officers/directors of the Company seeking general damages for defamation and punitive, aggravated and exemplary damages that aggregate in excess of $3,000,000.

     The Company intends to vigorously prosecute this litigation and does not believe the outcome of this litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

9.   INCOME TAXES:

     The Company and its subsidiaries did not incur income tax expense for the years ended June 30, 2002 and 2001. The reconciliation between taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the years ended June 30, 2002 and 2001 is as follows:

                                                       2002         2001
                                                       ----         ----

     Expected income tax benefit                  $ (1,617,000)  (1,227,000)
     Increase in valuation allowance                 1,617,000    1,227,000
                                                     ---------    ---------
                                                  $          -            -
                                                     =========    =========

     The tax effects of temporary differences that give rise to substantially all of deferred tax assets at June 30, 2002 are as follows:

     Deferred tax assets:
       Net operating loss                       $  3,400,000
     Less valuation allowance                     (3,400,000)
                                                  ----------
     Net deferred tax assets                    $          -
                                                  ==========

     As of June 30, 2002, the Company has net operating loss carryforwards of approximately $10,000,000, which expire between 2010 and 2022. The Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

10.  LEASES:

     The Company has entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through September 30, 2006. Future minimum lease payments under these operating leases are as follows:

             Year ending
               June 30,                       Total
             ----------                       -----

                 2003                       $ 147,691
                 2004                          84,253
                 2005                          86,032
                 2006                          21,508
                                              -------

                                            $ 339,484
                                              =======

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

10.  LEASES (CONTINUED):

     Aggregate rental expense under operating leases was $194,930 and $84,744 for the years ended June 30, 2002 and 2001, respectively.

11.  FOREIGN AND DOMESTIC OPERATIONS:

     Operating results and long-lived assets as of and for the year ended June 30, 2002, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.


                                United States        Germany          Total
                                -------------        -------          -----

     Revenues for year
       ended June 30, 2002      $     4,737           151,391         156,128
                                  =========          ========       =========

     Revenues for year
       ended June 30, 2001      $         -           132,325         132,325
                                  =========          ========       =========

     Long-lived assets at
       June 30, 2002            $ 1,122,345            35,271       1,157,616
                                  =========          ========       =========