Form 10QSB
period 2002-09-30
NANOPIERCE TECHNOLOGIES INC
filed 2002-11-14
CIK 827161

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2002

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

     As of November 1, 2002 there were 58,827,389 shares of the registrant's sole class of common stock outstanding.


     Transitional  Small  Business  Disclosure  Format   Yes     No  X
                                                             ---    ---

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

                                                                            PAGE
                                                                            ----

     Independent  Accountants'  Report                                       F-2

     Condensed  Consolidated  Balance  Sheet  -
          September  30,  2002                                               F-3

     Condensed  Consolidated  Statements  of  Operations  -
          Three  months  ended  September  30,  2002  and  2001              F-4

     Condensed  Consolidated  Statements  of  Comprehensive
          Loss  -  Three  months  ended  September  30,  2002 and 2001       F-5

     Condensed  Consolidated  Statement  of  Changes  in  Stockholders'
          Equity  -  Three  months  ended  September  30,  2002              F-6

     Condensed  Consolidated  Statements  of  Cash  Flows  -
          Three  months  ended  September  30,  2002  and  2001              F-7

     Notes  to  Condensed  Consolidated  Financial  Statements               F-8


Item  2.   Management's  Discussion  and  Analysis                             1


PART  II - OTHER  INFORMATION

Item  1.   Legal  Proceedings                                                  4

Item  2.   Changes  in  Securities                                             5

Item  4.   Controls  and  Procedures                                           5

Item  6.   Exhibits  and  Reports  on  Form  8-K                               5


     SIGNATURES                                                                6


     LIST  OF  EXHIBITS                                                        9

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


Board  of  Directors
Nanopierce  Technologies,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of September 30, 2002, the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended September 30, 2002 and 2001, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND  HOCHSTADT  PANGBURN,  P.C.


Denver,  Colorado
November  12,  2002

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)


                                     ASSETS
Current assets:
Cash and cash equivalents                                      $376,389
  Accounts receivable                                           103,381
  Note receivable (Note 2)                                       74,917
  Prepaid expenses                                               48,335
                                                           -------------
    Total current assets                                        603,022
                                                           -------------

Property and equipment:
  Machinery                                                     220,698
  Office equipment and furniture                                218,457
  Leasehold improvements                                        138,776
                                                           -------------
                                                                577,931
  Less accumulated depreciation                                (262,343)
                                                           -------------
                                                                315,588
                                                           -------------

Other assets:
  Deposits and other                                            288,490
  Intellectual property rights, net of accumulated
    amortization of $459,315                                    540,685
  Patent and trademark applications, net of
    accumulated amortization of $34,200                         255,380
                                                           -------------
                                                              1,084,555
                                                           -------------

                                                           $  2,003,165
                                                           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    333,823
  Accrued liabilities                                            92,762
                                                           -------------
    Total liabilities - all current                             426,585
                                                           -------------


Commitments and contingencies (Notes 4 and 5)

Stockholders' equity (Note 3):
  Preferred stock, $0.0001 par value; 5,000,000
    shares authorized:
    Series A; no shares issued and outstanding
    Series B; maximum of 75,000 shares issuable; no
      shares issued and outstanding
    Series C; maximum of 700,000 shares issuable; no
      shares issued and outstanding
  Common stock, $0.0001 par value; 200,000,000 shares
    authorized; 57,651,002 shares issued and outstanding          5,765
  Additional paid-in capital                                 19,508,981
  Accumulated other comprehensive income                        136,394
  Accumulated deficit                                       (18,074,560)
                                                           -------------
               Total shareholders' equity                     1,576,580
                                                           -------------

                                                           $  2,003,165
                                                           =============

          See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                   2002         2001
                                               ------------  -----------
Revenues                                       $    59,174       24,066
                                               ------------  -----------

Operating expenses:
  Research and development                         169,177      107,452
  General and administrative                       756,751      944,904
  Selling and marketing                            156,285       17,991
                                               ------------  -----------

                                                 1,082,213    1,070,347
                                               ------------  -----------

Loss from operations                            (1,023,039)  (1,046,281)
                                               ------------  -----------

Other income:
     Interest income                                 4,314       49,961
                                               ------------  -----------

Net loss                                       $(1,018,725)    (996,320)
                                               ============  ===========

Net loss per share, basic and diluted          $     (0.02)       (0.02)
                                               ============  ===========

Weighted average number of common shares
outstanding                                     57,643,545   55,701,398
                                               ============  ===========

          See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                         2002         2001
                                                     ------------  -----------
Net loss                                             $(1,018,725)    (996,320)

Change in unrealized gain on securities                     (118)        (237)

Changes in foreign currency translation adjustments       (4,900)      38,862
                                                     ------------  -----------

Comprehensive loss                                   $(1,023,743)    (957,695)
                                                     ============  ===========

          See notes to the condensed consolidated financial statements.

                                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Changes in Stockholders' Equity
                                     Three Months Ended September 30, 2002
                                                  (Unaudited)

                                 Common stock                       Accumulated other                  Total
                          -------------------------    Additional    comprehensive   Accumulated   stockholders'
                             Shares       Amount     paid-in capital     income        deficit        equity
                          ------------  -----------  ---------------  ------------  --------------  -----------
Balances,
  July 1, 2002              57,637,002  $     5,764       19,496,447      141,412     (17,055,835)   2,587,788

Common stock issued
  for services                  14,000            1            9,344            -               -        9,345

Warrants issued
  for services                       -            -            3,190            -               -        3,190

Net loss                             -            -                -            -      (1,018,725)  (1,018,725)

Other comprehensive
  income:
    Change in unrealized
      gain on securities             -            -                -         (118)              -         (118)
    Foreign currency
      translation
      adjustments                    -            -                -       (4,900)              -       (4,900)
                          ------------  -----------  ---------------  ------------  --------------  -----------

Balances,
  September 30, 2002        57,651,002  $     5,765       19,508,981      136,394     (18,074,560)   1,576,580
                          ============  ===========  ===============  ============  ==============  ===========

          See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                      2002         2001
                                                  ------------  -----------
Cash flows from operating activities:
  Net loss                                        $(1,018,725)    (996,320)
                                                  ------------  -----------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization expense                             32,239       25,000
      Depreciation expense                             37,418       43,328
      Amortization of deferred legal costs                  -      250,000
      Expenses incurred in exchange for common
        stock and warrants                             12,535            -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                  (4,814)     (30,676)
      (Increase) decrease in prepaid expenses           6,028       18,908
      (Increase) decrease in deposits and
        other assets                                    4,024      (47,061)
      Increase in accounts payable and
        accrued liabilities                           146,412       27,610
      Increase in deferred revenue                          -       37,167
                                                  ------------  -----------
  Total adjustments                                   233,842      324,276
                                                  ------------  -----------

Net cash used in operating activities                (784,883)    (672,044)
                                                  ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications       (19,973)     (31,479)
  Increase in note receivable                               -      (35,000)
  Purchase of property and equipment                   (3,982)     (87,388)
  Payments received on notes receivable                95,862      399,590
                                                  ------------  -----------

Net cash provided by investing activities              71,907      245,723
                                                  ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                 (3,712)       8,798
                                                  ------------  -----------

Net decrease in cash and cash equivalents            (716,688)    (417,523)

Cash and cash equivalents, beginning                1,093,077    3,384,536
                                                  ------------  -----------

Cash and cash equivalents, ending                 $   376,389    2,967,013
                                                  ============  ===========

          See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


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

     In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 2002 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

     The Company's financial statements for the three months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,018,725 for the three months ended September 30, 2002, and an accumulated deficit of $18,074,560 as of September 30, 2002. The Company has not recognized any significant revenues from its PI technology and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


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

     NCOS business activities are to include the licensing, sale and/or manufacturing of certain electronic products using the NCS technology. Through September 30, 2002, NCOS activities consisted of research and development and administrative functions. NCT activities through September 30, 2002 consisted primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. EPT proposes to engage in the manufacturing of inlay components used in, among other things, Smart Labels, which is a paper sheet holding a chip containing module that is capable of memory storage and/or processing.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

     Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (10,927,661 shares at September 30, 2002 and 9,202,661 shares at September 30, 2001) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     Recently issued accounting pronouncement:

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have an impact on the Company's financial condition or results of operations.

2.   Note receivable:

     At September 30, 2002, the Company had a $74,917 loan receivable. The loan was unsecured with interest at 5%. This loan and accrued interest was repaid to the Company in October 2002.

3.   Stockholders' Equity:

     During the three months ended September 30, 2002, the Company issued 14,000 shares of common stock to third parties in exchange for services valued at $9,345 based on the quoted market price of the Company's common stock on the date the services were performed.

     During the three months ended September 30, 2002, the Company granted stock options to purchase 85,000 shares of common stock at exercise prices of $0.58 to $0.97 per share to employees of the Company. During the three months ended September 30, 2001, the Company granted stock options to purchase 140,000 shares of common stock at exercise prices of $0.66 to $0.67 per share to employees and a director of the Company. The exercise prices of the options granted in 2002 and 2001 were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the years 2011 and 2012.

     During the three months ended September 30, 2002, the Company issued warrants to purchase 20,000 shares of common stock at $1.25 per share for services received from a third party. The warrants expire in 2005. The warrants were valued at $3,190 using the Black-Scholes pricing model, and that expense was charged to general and administrative expense.

     During October 2002, the Company sold 1,119,999 shares of common stock and granted warrants to purchase 795,000 shares of common stock at exercise prices ranging from $0.30 to $0.50 for $379,960. The warrants are exercisable through 2007 and contain a cashless exercise provision. The funds were raised to support operations.

     During October 2002, the Company issued 56,388 shares of common stock upon the cashless exercise of warrants to purchase 105,000 shares of common stock. Also during October 2002, the Company extended the expiration dates by one year on warrants to purchase 472,500 shares of common stock. The warrants were scheduled to expire from October 2002 through December 2002.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


4.   License Agreements:

     The Company and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to Nanopierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses which were outstanding as of September 3, 1996. In October 2002, the Company and DiFrancesco signed a settlement agreement to be enforced by Court Order. The Court Order declares that Nanopierce owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents. The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payments from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, with no right to sublease, royalty-bearing license. The Court Order cannot be appealed.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


6.   Foreign and Domestic Operations:

     Operating results and long-lived assets as of and for the three month periods ended September 30, 2002 and 2001, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                                    2002         2001
                                                  -------      -------
               Revenues:
                 United  States                   $    -            -
                 Germany                           59,174       24,066
                                                  -------      -------

                 Total                            $59,174       24,066
                                                  =======      =======

               Long-lived  assets  at
                 September  30,  2002:
                   United  States                 $ 1,076,774
                   Germany                             34,879
                                                  -----------

                   Total                          $ 1,111,653
                                                  ===========

Item  2  -  Management's  Discussion  and  Analysis


     The statements contained in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

The independent auditors' report on the Company's financial statements as of June 30, 2002, and for each of the years in the two-year period then ended, included a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 in Notes to the condensed consolidated financial statements.

Results of operations

     The Company recognized $59,174 in revenues during the quarter ended September 30, 2002 compared to $24,066 in the quarter ended September 30, 2001. The $59,174 was solely generated from various software development contracts generated by NanoPierce Card. The Company expects to continue to recognize revenue from software development contracts currently in place and being developed at this time. In addition, the Company expects to generate revenues in future from the preparation of samples for those potential customers that it has non-disclosure agreements and cooperation agreements and from the sale of inlays through ExypnoTech.

     The Company recognized $4,314 in interest income during the quarter ended September 30, 2002 compared to $49,961 in the quarter ended September 30, 2001. The decrease of $45,647 is due primarily to the reduction in cash on deposit with banks.

     Total operating expenses during the quarter ended September 30, 2002 were $1,082,213, compared to $1,070,347 for the quarter ended September 30, 2001. The increase of $11,866 is attributable to an increase in operational activities, as described below.

     General and administrative expenses during the quarter ended September 30, 2002 were $756,751 compared to $944,904 for the quarter ended September 30, 2001. The decrease of $188,153 is primarily attributable to a decrease in legal expenses. Selling and marketing expenses during the quarter ended September 30, 2002 were $156,285 compared to $17,991 during the quarter ended September 30, 2001. The increase of $138,294 was due to an increase in marketing activities throughout the Company. Research and development expenses during the quarter ended September 30, 2002 were $169,177 compared to $107,452 for the quarter ended September 30, 2001. The increase of $61,725 was due to an increase in activities at NanoPierce Connection pertaining to the further development and expansion of the NCS technology.

     During the quarter ended September 30, 2002 the Company recognized net losses of $1,018,725 compared to net losses of $996,320 during the quarter ended September 30, 2001. The increase of $22,405 is explained by the increase of $11,866 in operating expenses and decrease in interest income of $45,647 offset by the increase of $35,108 in revenues.

Liquidity  and  financial  condition

     The Company's current operations are not generating positive cash flows. In April 2002, the Company entered into a $2,000,000 Equity Financing. The Company received the first of two available tranches of $1,000,000 per tranche and in return issued 800,000 free trading common shares to the investor. In addition, the Company issued 1,073,000 of its free-trading common shares, which are being held by an escrow agent for the potential issuance upon exercise of the warrants issued in connection with the financing. Such warrants have a term of five years, with an exercise price of $1.45 per share. The second tranche of $1,000,000 was made available to the Company sixty days after the take down of the first. The Company declined to take down the second tranche, due to depressed market conditions, at that time, and possible dilutive effects on its stock. The Second tranche is no longer available to the Company.

     During the fiscal year ended June 30, 2001, the Company loaned $500,000 to an unrelated third party, Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. At June 30, 2001, the note balance was $375,000, of which an additional $100,000 was received in August 2001. The note was not paid in November 2001 and therefore, in January 2002, the remaining balance of the note, principal of $275,000 and accrued interest of $14,630 were assigned to an unrelated third party. The terms of the note were changed with the assignment; the note was amended to bear interest at 5% per annum and extended the due date to October 2002. During the quarter ended September 30, 2002, a payment of $73,141 was made on the note. At September 30, 2002, the note had an outstanding balance of $74,917. Subsequently, on October 2, 2002, the remaining principal balance and accrued interest on the note was paid in full.

     In April 2002, the Company loaned $50,000 to a representative of the unrelated third party, which had been assigned the Global note, in exchange for an unsecured, 8% note receivable with a final maturity in October 2002. During the quarter ended September 30, 2002, the outstanding balance of the note, $26,858.68, of which $788.53 was accrued interest, was paid in full.

     During the quarter ended September 30, 2002, the Company expanded the scope of its patent and trademark applications. The intellectual property is being amortized using the straight-line method over ten years. On September 30, 2002, the Company has patent and trademark application costs of $255,380, compared to $114,789 on September 30, 2001. The increase of $140,591 was due the Company's efforts to increase patent and trademark protection overseas.


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

     The Company is continuing to look for additional financing through marketing of its NCS through the pursuit of licensing, joint ventures, co-manufacturing or other similar arrangements with industry partners. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its NCS to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

Recently issued accounting pronouncement

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have an impact on the Company's financial condition and results of operations.

                           PART II - OTHER INFORMATION


Item  1  -  Legal  Proceedings

License  Agreements
     The Company and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to Nanopierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On October 8, 2002, the Company and DiFrancesco signed a settlement agreement to be enforced by Court Order. The Court Order, declares, owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents." The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, with no right to sublease, royalty-bearing license. The Court Order cannot be appealed.

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

Item  2  -  Changes  in  Securities


     The Company made the following unregistered sales of its securities from July 1, 2002 to September 30, 2002.

 Date      Title of      Amount of
of Sale   Securities    Securities  Consideration       Purchaser
--------  ------------  ----------  ------------------  ------------------
08/01/02  Common Stock    7,000     Investment banking  DJI Partners, LLC
                                    services

08/01/02  Warrant        10,000     Investment banking  DJI Partners, LLC
                                    services

09/04/02  Common Stock    7,000     Investment banking  DJI Partners, LLC
                                    services

09/04/02  Warrant        10,000     Investment banking  DJI Partners, LLC
                                    services


Item  4.  Controls  and  procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO) and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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


                                     NANOPIERCE  TECHNOLOGIES,  INC.
                                     (Registrant)


November 12, 2002                /s/ Paul  H.  Metzinger
                                 -----------------------------------------------
                                     Paul  H.  Metzinger,  President  &  CEO


November 12, 2002                /s/ Kristi  J.  Kampmann
                                 -----------------------------------------------
                                     Kristi J. Kampmann, Chief Financial Officer

                                  CERTIFICATION


I,  Paul  H.  Metzinger,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of NanoPierce Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and
     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002


                                    /s/  Paul  H.  Metzinger
                                    -----------------------------------
                                    Paul  H.  Metzinger,
                                    Chief Executive Officer & President

                                  CERTIFICATION


I,  Kristi  J.  Kampmann,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of NanoPierce Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and
     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002


                                    /s/  Kristi  J.  Kampmann
                                    -----------------------------------
                                    Kristi  J.  Kampmann,
                                    Chief  Financial  Officer

                                LIST OF EXHIBITS


Exhibit  11     Computation  of  Net  Loss  Per  Share