Form 10QSB
period 2002-12-31
NANOPIERCE TECHNOLOGIES INC
filed 2003-02-14
CIK 827161

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  December  31,  2002

                                       OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                        84-0992908
              ------                                        ----------
  (State or other jurisdiction of                        (I.R.S. employer
   incorporation or organization)                        identification number)


                           370 17th Street, Suite 3640
                             Denver, Colorado 80202

              (Address of principal executive offices )  (Zip Code)

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

As of February 10, 2003 there were 63,480,580 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format          Yes        No   X
                                                               ---        ---

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

PART  I - FINANCIAL  INFORMATION

ITEM  1.  Financial  Statements                                             Page
                                                                            ----

     Independent  Accountants'  Report                                       F-2

     Condensed  Consolidated  Balance  Sheet - December 31, 2002             F-3

     Condensed  Consolidated  Statements  of  Operations  -
          Three  months  and  six  months  ended
          December  31,  2002  and  2001                                     F-4

     Condensed  Consolidated  Statements  of  Comprehensive
          Loss  -  Three  months  and  six  months  ended
          December  31,  2002  and  2001                                     F-5

     Condensed  Consolidated  Statement  of  Changes  in  Stockholders'
          Equity  -  Six  months  ended  December  31, 2002                  F-6

     Condensed  Consolidated  Statements  of  Cash  Flows  -
          Six  months  ended  December  31,  2002  and 2001                  F-7

     Notes  to  Condensed Consolidated Financial Statements                  F-8

Item  2.  Management's  Discussion  and  Analysis                             1

PART II - OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  4

Item  2.  Changes  in  Securities                                             5

Item  4.  Controls  and  Procedures                                           7

Item  6.  Exhibits  and  Reports  on Form 8-K                                 8

     SIGNATURES                                                               9

     CERTIFICATIONS

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




Board  of  Directors
NanoPierce  Technologies,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NanoPierce Technologies, Inc. and subsidiaries as of December 31, 2002, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2002 and 2001, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended December 31, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

GELFOND  HOCHSTADT  PANGBURN,  P.C.


Denver,  Colorado
February  7,  2003

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                December 31, 2002
                                  (Unaudited)


                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                                        $  1,143,303
  Accounts receivable                                                    12,863
  Prepaid expenses                                                      202,436
                                                                   -------------
    Total current assets                                              1,358,602
                                                                   -------------

Property and equipment:
  Machinery                                                             240,061
  Office equipment and furniture                                        219,023
  Leasehold improvements                                                138,776
                                                                   -------------
                                                                        597,860
  Less accumulated depreciation                                        (301,191)
                                                                   -------------
                                                                        296,669
                                                                   -------------

Other assets:
  Deposits and other                                                    296,198
  Intellectual property rights, net of accumulated
    amortization of $484,315                                            515,685
  Patent and trademark applications, net of accumulated
    amortization of $43,277                                             283,102
                                                                   -------------
                                                                      1,094,985
                                                                   -------------

       Total assets                                                $  2,750,256
                                                                   =============

                  Liabilities and Shareholders' Equity
                  ------------------------------------

Current liabilities:
  Accounts payable                                                 $    359,644
  Accrued liabilities                                                    63,922
                                                                   -------------

    Total liabilities - all current                                     423,566
                                                                   -------------

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity (Note 3):
  Preferred stock; $0.0001 par value;
   5,000,000 shares authorized:
   Series A; no shares issued and outstanding
   Series B; maximum of 75,000 shares issuable; no
     shares issued and outstanding
   Series C; maximum of 700,000 shares issuable; no
     shares issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     63,398,580 shares issued and outstanding                             6,340
  Additional paid-in capital                                         21,078,865
  Accumulated other comprehensive income                                171,550
  Accumulated deficit                                               (18,930,065)
                                                                   -------------
      Total shareholders' equity                                      2,326,690
                                                                   -------------

        Total liabilities and shareholders' equity                 $  2,750,256
                                                                   =============

See notes to condensed consolidated financial statements.

                    NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations
                 Three and Six Months Ended December 31, 2002 and 2001
                                      (Unaudited)

                                      Three Months Ended         Six Months Ended
                                          December 31,             December 31,
                                   -------------------------  ------------------------

                                       2002         2001         2002         2001
                                   ------------  -----------  -----------  -----------

Revenues                           $    46,580       36,097      105,754       60,163
                                   ------------  -----------  -----------  -----------

Operating expenses:
  Research and development             145,752       94,896      314,929      202,348
  General and administrative           607,905    1,291,106    1,364,656    2,236,010
  Selling and marketing                150,633       22,151      306,918       40,142
                                   ------------  -----------  -----------  -----------
                                       904,290    1,408,153    1,986,503    2,478,500
                                   ------------  -----------  -----------  -----------

Loss from operations                (  857,710)  (1,372,056)  (1,880,749)  (2,418,337)
                                   ------------  -----------  -----------  -----------

Other income (expense):
  Interest income                        2,205       33,178        6,519       83,139
  Interest expense                           -   (    5,923)           -   (    5,923)
                                   ------------  -----------  -----------  -----------
                                         2,205       27,255        6,519       77,216
                                   ------------  -----------  -----------  -----------
Net loss                           $ ( 855,505)  (1,344,801)  (1,874,230)  (2,341,121)
                                   ============  ===========  ===========  ===========

Net loss per share,
  basic and diluted                $ (    0.01)  (     0.02)  (     0.03)  (     0.04)
                                   ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding                60,593,585   55,710,198   59,117,467   55,714,507
                                   ============  ===========  ===========  ===========

See  notes  to  the  condensed  consolidated  financial  statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Loss
              Three and Six Months Ended December 31, 2002 and 2001
                                  (Unaudited)

                                 Three Months Ended        Six Months Ended
                                    December 31,             December 31,
                              ------------------------  ------------------------
                                 2002         2001         2002         2001
                              -----------  -----------  -----------  -----------
Net loss                      $ (855,505)  (1,344,801)  (1,874,230)  (2,341,121)

Change in unrealized gain on
  securities                          47           83          (71)        (154)

Change in foreign currency
  translation adjustments         25,309        4,937       30,209       43,799
                              -----------  -----------  -----------  -----------

Comprehensive loss            $ (830,149)  (1,339,781)  (1,844,092)  (2,297,476)
                              ===========  ===========  ===========  ===========

See  notes  to  the  condensed  consolidated  financial  statements.

                                   NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Condensed Consolidated Statement of Changes in Shareholders' Equity
                                         Six Months Ended December 31, 2002
                                                    (Unaudited)


                                 Common Stock            Additional       Accumulated other                  Total
                           -------------------------       paid-in          comprehensive      Accumulated   shareholders'
                              Shares       Amount          capital              income           deficit        equity
                           ------------  -----------  ------------------  -----------------  --------------  -----------
Balances, July 1, 2002       57,637,002  $     5,764         19,496,447            141,412     (17,055,835)   2,587,788

Common stock issued
  for services                   14,000            1              9,344                  -               -        9,345

Common stock and
  warrants issued for
  cash (net of offering
  costs of $75,500)           5,691,190          569          1,569,890                  -               -    1,570,459

Common stock issued upon
  exercise of warrant            56,388            6                 (6)                 -               -            -

Warrants issued for
  services                            -            -              3,190                  -               -        3,190

Net loss                              -            -                  -                  -      (1,874,230)  (1,874,230)

Other comprehensive
  income:
    Change in unrealized
      gain on securities              -            -                  -                (71)              -          (71)
    Foreign currency
      translation
      adjustments                     -            -                  -             30,209               -       30,209
                           ------------  -----------  ------------------  -----------------  --------------  -----------
Balances,
  December 31, 2002          63,398,580  $     6,340         21,078,865            171,550     (18,930,065)   2,326,690
                           ============  ===========  ==================  =================  ==============  ===========

See  notes  to  condensed  consolidated  financial  statements.

                   NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                Six Months Ended December 31, 2002 and December 2001
                                     (Unaudited)

                                                               2002         2001
                                                           ------------  -----------
Cash flows from operating activities:
 Net loss                                                  $(1,874,230)  (2,341,121)
                                                           ------------  -----------
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Amortization expense                                          66,316       57,698
  Depreciation expense                                          76,265      107,866
  Amortization of deferred legal costs                               -      500,000
  Expenses incurred in exchange for
    common stock and warrants                                   12,535       27,360
  Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable                  85,200      (12,814)
    Increase in prepaid expense                               (139,950)     (52,677)
    Decrease (Increase) in deposits and other assets            14,010      (47,372)
    Increase in accounts payable and
     accrued liabilities                                       141,591       16,578
   Increase in deferred revenue                                      -       48,043
                                                           ------------  -----------
 Total adjustments                                             255,967      644,682
                                                           ------------  -----------

    Net cash used in operating activities                   (1,618,263)  (1,696,439)
                                                           ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications                (56,772)     (70,653)
  Increase in note receivable                                        -      (35,000)
  Purchase of property and equipment                           (20,918)    (174,063)
  Payments received on notes receivable                        170,779      399,590
                                                           ------------  -----------
    Net cash provided by investing activities                   93,089      119,874
                                                           ------------  -----------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash             1,570,459            -
                                                           ------------  -----------
    Net cash provided by financing activities                1,570,459            -
                                                           ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                           4,941        2,490
                                                           ------------  -----------

Net increase (decrease) in cash and cash equivalents            50,226   (1,574,075)

Cash and cash equivalents, beginning                         1,093,077    3,384,536
                                                           ------------  -----------

Cash and cash equivalents, ending                            1,143,303    1,810,461
                                                           ============  ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $         -        5,923
                                                           ============  ===========

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)

1.  Business,  Organization  and  Summary  of  Significant  Accounting
    Policies:

Presentation  of  Interim  Information:

The accompanying condensed consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly owned subsidiary NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS) which was incorporated in 2002, and its wholly owned foreign subsidiaries, NanoPierce Card Technologies GmbH, Hohenbrunn (NCT) and
ExypnoTech, GmbH (EPT), both German subsidiaries, which were incorporated in 2000 and 2002, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. It is the Company's opinion that when the interim statements are read in conjunction with the June 30, 2002 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The Company's financial statements for the six months ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,874,230 for the six months ended December 31, 2002, and an accumulated deficit of $18,930,065 as of December 31, 2002. The Company has not recognized any significant revenues from its PI technology, and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To address its current cash flow concerns, the Company issued 5,691,190 shares of common stock and warrants in exchange for approximately $1.6 million cash during the quarter ended December 31, 2002 (Note 3). The Company is in discussions with investment bankers and financial institutions attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt (Note 4).

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)

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

Business:

The Company is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS(TM)) and has begun to market the PI Technology to companies in various industries for a wide range of applications.

NCOS business activities are to include licensing, sale and/or manufacturing of certain electronic products using the NCS(TM) technology. Through December 31, 2002, NCOS activities consisted of research and development and administrative functions. NCT activities through December 31, 2002 consisted primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. EPT engages in the manufacturing of inlay components used in, among other things, Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing.

Business  Risk:

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principle products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

International  Operations:

The Company's foreign subsidiaries (NCT and EPT) operations are located in Germany. NCT and EPT transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environments, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)

Loss  Per  Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (14,003,852 shares at December 31, 2002 and 9,642,661 shares at December 31, 2001) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

2.  Note  receivable:

During the six months ended December 31, 2002, two notes receivable and related accrued interest were paid. The Company received $144,709 under a 5%, unsecured note receivable and $26,070 under an 8%, unsecured note receivable. The Company received interest totaling $4,262.

3.  Stockholders'  Equity:

During the six months ended December 31, 2002, the Company issued 14,000 shares of restricted common stock to third parties in exchange for services valued at $9,345 based on the quoted market price of the Company's common stock on the date the services were performed.

During the six months ended December 31, 2002, the Company sold 5,691,190 shares of restricted common stock along with warrants to purchase 4,616,191 shares of common stock at exercise prices ranging from $0.30 to $0.60 per share for cash of $1,570,459 (net of offering costs of $75,500). The common stock was issued at a discount from the market prices. The warrants are exercisable immediately. Warrants to purchase 1,176,191 shares of common stock have three-year terms; warrants to purchase 3,440,000 shares of common stock have five-year terms. All of the warrants contain cashless exercise provisions. In connection with the issuance of 1,119,999 shares out of the 5,691,190 shares issued, the Company extended the expiration dates of existing warrants to purchase 612,500 shares of common stock, held by the purchasers. The warrants were scheduled to expire from October 2002 through January 2003, and were extended for a one-year period.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)


During the six months ended December 31, 2002, the Company granted stock options to purchase 450,000 shares of common stock at exercise prices of $0.58 to $0.97 per share to employees and a officer/director of the Company. During the six months ended December 31, 2001, the Company granted stock options to purchase 540,000 shares of common stock at exercise prices of $0.66 to $0.70 per share to employees and a officer/director of the Company. The exercise prices of the options granted in 2002 and 2001 were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the years 2012 and 2011.

During the six months ended December 31, 2002, the Company issued warrants to purchase 20,000 shares of common stock at $1.25 per share for services received from a third party. The warrants expire in 2005. The warrants were valued at $3,190 using the Black-Scholes pricing model, which was charged to general and administrative expense.

During the six months ended December 31, 2002, the Company issued 56,388 shares of common stock upon the cashless exercise of warrants to purchase 105,000 shares of common stock.

In January 2003, the Company sold 75,000 shares of common stock along with warrants to purchase 75,000 shares of common stock at exercise prices ranging from $0.30 to $0.36 for $25,000. The warrants are exercisable through 2006 and contain a cashless exercise provision.

In January 2003, options on 14,476 shares were exercised, (cashless exercise election) in exchange for 7,000 shares of common stock.

In January 2003, the Company issued a warrant to purchase 450,000 shares of common stock at $0.60 per share in connection with services to be received from a third party (Note 4). The warrant expires in 2010. The warrant was valued at approximately $230,000 using the Black-Scholes pricing model.

In January 2003, warrants to purchase 630,000 shares of common stock at an exercise price of $2.92 per share expired.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)

4.  Commitments  and  Contingencies:

Licensing  Agreements:

The Company and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to NanoPierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. In October 2002, the Company and DiFrancesco signed a settlement agreement enforced by Court Order. The Court Order declares that the Company owns the entire, exclusive, incontestable ownership, right, title and interest in the patents. The Court Order further declares that Mr. DiFrancesco owns the sole, exclusive, and incontestable right to receive and collect all royalties and other payments from all licenses outstanding on September 3, 1996. Pursuant to the settlement agreement, Mr. DiFrancesco was also granted a limited, two-year, non-transferable, royalty-bearing license with no right to subissue.

Financing  Agreement  Suit:

In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York.

In May 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company breached an October 20, 2000 Stock Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 4,545,303 shares due in connection with the third reset date. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court. The Company has filed counterclaims seeking various forms of relief against Harvest Court, LLC.

In January 2003, Harvest Court, LLC filed suit against the Company, Mr. Metzinger and unrelated third parties in the United States District Court for the Southern District of New York, New York City, New York. The suit alleges violations of federal securities laws and common law fraud among other claims. Harvest Court is seeking various forms of relief including compensatory and punitive damages. The Company is preparing pleadings responsive to the complaint.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)


The Company intends to vigorously prosecute this litigation and does not believe the outcome of this litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

In September 2001, litigation was filed by Thomson Kernaghan & Co., Ltd. against the Company and certain officers/directors of the Company seeking damages for defamation. Thomson Kernaghan & Co., subsequently filed for protection under Canadian bankruptcy laws. In December 2002, the Company received notice from the bankruptcy trustee of the Thomson Kernaghan & Co., that it would not pursue the action and would move for dismissal of the litigation with the court.

Financial Advisory and Placement Agent Agreement:

Effective January 10, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party (the "Placement Agent"). Under the terms of the agreement, the Placement Agent is to act as financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. During the term of the agreement, the Company shall be prohibited from directly or indirectly offering securities, except in connection with (a) stock-based compensation issued to employees or other participants, as defined, and (b) the Company's efforts in securing equity financing prior to January 10, 2003.

Compensation to the Placement Agent is to consist of a retainer fee, which consists of a warrant to purchase up to 450,000 shares of the Company's common stock, exercisable immediately, with an exercise price of $0.60 per share and a term of seven years. The warrant provides for a cashless exercise. Compensation is also to include a $10,000 monthly advisory fee, payable in cash, beginning in June 2003. In addition, the Placement Agent is to receive a 6% fee based on the proceeds raised from a successful offering, payable in cash, along with warrants to purchase shares of the Company's common stock in an amount equal to 10% of the number of common shares issued in an offering.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)


5.  Foreign  and  Domestic  Operations:

The Company's revenues during the three-month and six-month periods ended December 31, 2002 and 2001 were generated solely in Germany. Operating results for the three-month and six-month periods ended December 31, 2002 and 2001, by geographic area, are presented in the table below. There was no significant amount of transfers between geographic areas.

                      Three Months Ended  Six Months Ended
                         December 31        December 31
                      -------------------  ---------------

                       2002       2001      2002     2001
                      -------  ----------  -------  ------
Revenues:
  United States       $     -           -        -       -
  Germany              46,580      36,097  105,754  60,163
                      -------  ----------  -------  ------

  Total               $46,580      36,097  105,754  60,163
                      =======  ==========  =======  ======

Long-lived assets at
  December 31, 2002:
    United States              $1,046,645
    Germany                        48,811
                               ----------

    Total                      $1,095,456
                               ==========

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Certain statements contained in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

The independent auditors' report on the Company's financial statements as of June 30, 2002, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the Financial Statements.

RESULTS  OF  OPERATIONS

     The  Company  recognized  $105,754  in revenues during the six months ended
December 31, 2002 ($46,580 for the three months ended December 31, 2002) compared to $60,163 in the six months ended December 31, 2001 ($36,097 for the three months ended December 31, 2001). Of the $105,754 in revenues, $96,527 was generated from various software development contracts generated by NanoPierce Card, the remaining $9,227 was generated from the sale of inlay samples to potential customers by ExypnoTech. The Company expects to continue to recognize revenue from software development contracts currently in place and being developed at this time. In addition, the Company expects to continue to generate revenues in the future from the preparation of samples for those potential customers for which it has non-disclosure agreements and cooperation agreements and from the sale of inlays through ExypnoTech.

     The Company recognized $6,519 in interest income during the six months ended December 31, 2002 ($2,205 during the three months ended December 31, 2002) compared to $83,139 during the six months ended December 31, 2001 ($33,178 during the three months ended December 31, 2001). The decrease of $76,620 is due primarily to the use of cash to support operations.

     Total operating expenses during the six months ended December 31, 2002 were $1,986,503 ($904,290 for the three months ended December 31, 2002) compared to $2,478,500 for the six months ended December 31, 2001 ($1,408,153 for the three months ended December 31, 2001). The decrease of $491,997 is primarily attributable to a decrease in general and administrative expenses, as described below.

     General and administrative expenses during the six months ended December 31, 2002 were $1,364,656 ($607,905 for the three months ended December 31, 2002) compared to $2,236,010 for the six months ended December 31, 2001 ($1,291,106 for the three months ended December 31, 2001). The decrease of $871,354 is primarily attributable to a $605,968 decrease in legal expenses. Selling and marketing expenses during the six months ended December 31, 2002 were $306,918
($150,633 for the three months ended December 31, 2002) compared to $40,412 during the six months ended December 31, 2001 ($22,151 for the three months ended December 31, 2001). The increase of $266,506 was due to an increase in marketing activities throughout the Company.

Research and development expenses during the six months ended December 31, 2002 were $314,929 ($145,752 for the three months ended December 31, 2002) compared to $202,348 for the six months ended December 31, 2001 ($94,896 for the three months ended December 31, 2001). The increase of $112,581 was due to an increase in activities at the Company's subsidiaries in connection with the further development and expansion of the NCS(TM) technology.

     During the six months ended December 31, 2002 the Company recognized a net loss of $1,874,230 ($855,505 for the three months ended December 31, 2002) compared to a net loss of $2,341,121 during the six months ended December 31, 2001 ($1,344,801 for the three months ended December 31, 2001). The decrease of $466,891 is explained by the decrease of $597,751 in operating expenses and an increase of $45,591 in revenues, offset by a decrease of $76,620 in interest income.

LIQUIDITY  AND  FINANCIAL  CONDITION

     The Company's current operations are not generating positive cash flows. During the six months ended December 31, 2002, the Company sold 5,691,190 shares of common stock and granted warrants to purchase 4,616,191 shares of common stock at exercise prices ranging from $0.30 to $0.50 for $1,570,459 (net of offering costs of $75,500). The warrants are exercisable through 2007 and contain a cashless exercise provision. The funds were raised to support operations.

     On January 10, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party (the "Placement Agent"). Under the terms of the agreement, the Placement Agent is to act as the financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. In addition, the Company is exploring other financing opportunities to support continuing operations.

     In March 2002, the Company entered into a $2,000,000 Equity Financing. In April 2002, the Company received the first of two available tranches of $1,000,000 per tranche and in return issued 800,000 free trading common shares to the investor. In addition, the Company issued 1,073,000 of its free-trading common shares, which are being held by an escrow agent for the potential issuance upon exercise of the warrants issued in connection with the financing. Such warrants have a term of five years, with an exercise price of $1.45 per share. The second tranche of $1,000,000 was made available to the Company sixty days after the take down of the first. The Company declined to take down the second tranche, due to depressed market conditions, at that time, and possible dilutive effects on its stock. The second tranche is no longer available to the Company, pursuant to terms of expiration.

     Prior to June 30, 2001, the Company loaned $500,000 to an unrelated third party, Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. During the six months ended December 31, 2002, the remaining principal balance of $144,709 and accrued interest on the note of $3,474 was paid in full.

     In April 2002, the Company loaned $50,000 to a representative of the unrelated third party, which had been assigned the Global note, in exchange for an unsecured, 8% note receivable due in October 2002. During the six months ended December 31, 2002, the outstanding balance of the note, $26,858, of which $788 was accrued interest, was paid in full.

     During the six months ended December 31, 2002, the Company expanded the scope of its patent and trademark applications. The intellectual property is being amortized using the straight-line method over ten years. On December 31, 2002, the Company has net patent and trademark applications costs of $283,102, compared to $146,265 on December 31, 2001. The increase of $136,837 was due to the Company's efforts to increase patent and trademark protection overseas.

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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

License  Agreements

     The Company and Louis DiFrancesco, the inventor of the PI Technology were involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On October 8, 2002, the Company and DiFrancesco signed a settlement agreement enforced by Court Order. The Court Order, among other things, declares that NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents. The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. Pursuant to the settlement agreement, Mr. DiFrancesco was granted a limited two year, non-transferable, with no right to subissue, royalty-bearing license.

Financing  Agreement

     In connection with a financing obtained in October 2000, the Company filed various actions in the Untied States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York.

     In May 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company breached an October 20, 2000 Stock Purchase Agreement, by not issuing reset shares. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court. The Company has filed counterclaims seeking various forms of relief against Harvest Court, LLC.

     In January 2003, Harvest Court, LLC filed suit against the Company, Mr. Metzinger and unrelated third parties in the United States District Court for the Southern District of New York, New York City, New York. The suit alleges violations of federal securities laws and common law fraud among other claims. Harvest Court is seeking various forms of relief including compensatory and punitive damages. The Company is preparing pleadings responsive to the complaint.

     In September 2001, a suit was filed by Thomson Kernaghan & Co., Ltd. against the Company and certain officers/directors of the Company seeking damages for defamation. Thomson Kernaghan & Co., Ltd., subsequently filed for protection under Canadian bankruptcy laws. In December 2002, the Company received notice from the trustee in such proceedings that it would not pursue the action and would move for dismissal of the litigation.

     The Company is also involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matter discussed above and other matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.

ITEM  2.     CHANGES  IN  SECURITIES

     The Company made the following unregistered sales of its securities from October 1, 2002 to December 31, 2002.

DATE OF SALE  TITLE OF SECURITIES  NO. OF SHARES         CONSIDERATION                     PURCHASER
------------  -------------------  -------------  ----------------------------  -------------------------------
     10/2/02  Common Stock                50,000  Financing                     Neptune Investments Group, Ltd.
     10/2/02  Warrant                    100,000  Financing                     Neptune Investments Group, Ltd.
    10/10/02  Common Stock               220,000  Financing                     Neptune Investments Group, Ltd.
    10/10/02  Warrant                    440,000  Financing                     Neptune Investments Group, Ltd.
    10/17/02  Common Stock                83,333  Financing                     David Weilage
    10/17/02  Common Stock               383,333  Financing                     Martin Ida
    10/17/02  Common Stock               383,333  Financing                     Robert Ida
    10/17/02  Warrant                     25,000  Financing                     David Weilage
    10/17/02  Warrant                    115,000  Financing                     Martin Ida
    10/17/02  Warrant                    115,000  Financing                     Robert Ida
    10/28/02  Common Stock                18,796  Cashless Exercise of Warrant  John Krupa
    10/28/02  Common Stock                18,796  Cashless Exercise of Warrant  Mallory Smith
    10/28/02  Common Stock                18,796  Cashless Exercise of Warrant  Robert Lovell

DATE OF SALE  TITLE OF SECURITIES  NO. OF SHARES  CONSIDERATION                PURCHASER
------------  -------------------  -------------  -------------  --------------------------------------
    11/18/02  Common Stock                70,000  Financing      Patricia Schoebaum
    11/18/02  Warrant                     70,000  Financing      Patricia Schoebaum
    11/20/02  Common Stock                50,000  Financing      Dennis Ferraro
    11/20/02  Common Stock               166,667  Financing      Gerald Dooher
    11/20/02  Common Stock                50,000  Financing      Paul Demott
    11/20/02  Common Stock                50,000  Financing      Rodney Hock
    11/20/02  Common Stock                50,000  Financing      Dennis McGuire
    11/20/02  Common Stock                83,333  Financing      Larry S. Pisciotta
    11/20/02  Common Stock                33,333  Financing      Vail Valley Emergency Physician Profit
    11/20/02  Warrant                     50,000  Financing      Dennis Ferraro
    11/20/02  Warrant                    166,667  Financing      Gerald Dooher
    11/20/02  Warrant                     50,000  Financing      Paul Demott
    11/20/02  Warrant                     50,000  Financing      Rodney Hock
    11/20/02  Warrant                     50,000  Financing      Dennis McGuire
    11/20/02  Warrant                     83,333  Financing      Larry S. Pisciotta
    11/20/02  Warrant                     33,333  Financing      Vail Valley Emergency Physician Profit
    11/21/02  Common Stock             3,750,000  Financing      GruneSchild, LLC
    11/21/02  Warrant                  3,000,000  Financing      GruneSchild, LLC
    11/26/02  Common Stock               142,858  Financing      David Schulze
    11/26/02  Warrant                    142,858  Financing      David Scholze
    12/11/02  Common Stock               125,000  Financing      John Provazek
    12/11/02  Warrant                    125,000  Financing      John Provazek


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

ITEM  4.  CONTROLS  AND  PROCEDURES

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS

          Exhibit  11  Computation  of  Net  Loss  Per  Share

          Exhibit  99.1  Certification of Principal Executive Officer

          Exhibit  99.2  Certification of Principal Financial Officer

     (b)  FORM  8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NANOPIERCE  TECHNOLOGIES,  INC.
                                     (REGISTRANT)

Date:  February 13, 2003             /s/ Paul H. Metzinger
                                     ------------------------------------
                                     Paul H. Metzinger, President & CEO


Date:  February 13, 2003             /s/ Kristi J. Kampmann
                                     ------------------------------------
                                     Kristi J. Kampmann,
                                     Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I,  Paul  H.  Metzinger,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of NanoPierce Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February  13,  2003



                                            /s/  Paul  H.  Metzinger
                                            ------------------------
                                             Paul  H.  Metzinger,
                                             Chief Executive Officer & President

                                  CERTIFICATION
                                  -------------

I,  Kristi  J.  Kampmann,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of NanoPierce Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February  13,  2003



                                            /s/  Kristi  J.  Kampmann
                                            -------------------------
                                             Kristi  J.  Kampmann,
                                             Chief  Financial  Officer