Form 10QSB
period 2003-03-31
NANOPIERCE TECHNOLOGIES INC
filed 2003-05-15
CIK 827161

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

As of May 14, 2003 there were 64,813,914 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format          Yes      No  X
                                                               ---     ---

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  Financial  Statements                                             Page
                                                                            ----

     Independent  Accountants'  Report                                      F-2

     Condensed  Consolidated Balance Sheet - March 31, 2003                 F-3

     Condensed Consolidated Statements of Operations -
          Three months and nine months ended
          March  31,  2003  and  2002                                       F-4

     Condensed Consolidated Statements of Comprehensive
          Loss - Three months and nine months ended
          March  31,  2003  and  2002                                       F-5

     Condensed Consolidated Statement of Changes in Stockholders'
          Equity  -  Nine  months  ended  March  31,  2003                  F-6

     Condensed Consolidated Statements of Cash Flows -
          Nine  months  ended  March  31,  2003  and  2002                  F-7

     Notes  to  Condensed Consolidated Financial Statements                 F-8

Item  2.  Management's  Discussion  and  Analysis                            1

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                 5

Item  2.  Changes  in  Securities                                            6

Item  4.  Controls  and  Procedures                                          7

Item  6.  Exhibits  and  Reports  on Form 8-K                                8

     SIGNATURES                                                              9
     CERTIFICATION

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board  of  Directors
NanoPierce  Technologies,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NanoPierce Technologies, Inc. and subsidiaries as of March 31, 2003, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended March 31, 2003 and 2002, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended March 31, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

GELFOND  HOCHSTADT  PANGBURN,  P.C.


Denver,  Colorado
May  9,  2003

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 March 31, 2003
                                  (Unaudited)


                           Assets
                           ------
Current assets:
  Cash and cash equivalents                                        $    366,936
  Accounts receivable                                                    43,993
  Inventory                                                              39,405
  Deferred consulting costs and other prepaid expenses                  378,696
                                                                   -------------
    Total current assets                                                829,030
                                                                   -------------

Property and equipment:
  Machinery                                                             222,770
  Office equipment and furniture                                        221,807
  Leasehold improvements                                                138,776
                                                                   -------------
                                                                        583,353
  Less accumulated depreciation                                        (323,621)
                                                                   -------------
                                                                        259,732
                                                                   -------------

Other assets:
  Deposits and other                                                    338,509
  Intellectual property rights, net of accumulated
    amortization of $509,315                                            490,685
  Patent and trademark applications, net of accumulated
    amortization of $55,865                                             343,625
                                                                   -------------
                                                                      1,172,819
                                                                   -------------

       Total assets                                                $  2,261,581
                                                                   =============

                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
  Accounts payable                                                 $    575,573
  Accrued liabilities                                                    80,505
                                                                   -------------

    Total liabilities - all current                                     656,078
                                                                   -------------

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity (Note 4):
  Preferred stock; $0.0001 par value;
   5,000,000 shares authorized:
   Series A; no shares issued and outstanding
   Series B; maximum of 75,000 shares issuable; no
     shares issued and outstanding
   Series C; maximum of 700,000 shares issuable; no
     shares issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     63,480,580 shares issued and outstanding                             6,348
  Additional paid-in capital                                         21,336,657
  Accumulated other comprehensive income                                180,863
  Accumulated deficit                                               (19,918,365)
                                                                   -------------
      Total shareholders' equity                                      1,605,503
                                                                   -------------

        Total liabilities and shareholders' equity                 $  2,261,581
                                                                   =============

See notes to the condensed consolidated financial statements.

                    NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended March 31, 2003 and 2002
                                      (Unaudited)

                                      Three Months Ended         Nine Months Ended
                                           March 31,                 March 31,
                                          ---------                  ---------
                                       2003         2002         2003         2002
                                   ------------  -----------  -----------  -----------
Revenues                           $    52,999       31,870      158,753       92,033
                                   ------------  -----------  -----------  -----------

Operating expenses:
  Research and development             157,984       63,884      472,912      266,232
  General and administrative           722,468    1,097,037    2,087,126    3,333,047
  Selling and marketing                166,160       65,157      473,077      105,299
                                   ------------  -----------  -----------  -----------
                                     1,046,612    1,226,078    3,033,115    3,704,578
                                   ------------  -----------  -----------  -----------

Loss from operations                (  993,613)  (1,194,208)  (2,874,362)  (3,612,545)
                                   ------------  -----------  -----------  -----------

Other income:
  Interest income                        5,313       17,320       11,832       94,536
                                   ------------  -----------  -----------  -----------
Net loss                           $ ( 988,300)  (1,176,888)  (2,862,530)  (3,518,009)
                                   ============  ===========  ===========  ===========

Net loss per share,
  basic and diluted                $ (    0.02)  (     0.02)  (     0.05)  (     0.06)
                                   ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding                63,464,958   55,748,652   60,548,492   55,723,095
                                   ============  ===========  ===========  ===========

See notes to the condensed consolidated financial statements.

                      NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Comprehensive Loss
                   Three and Nine Months Ended March 31, 2003 and 2002
                                       (Unaudited)


                               Three Months Ended         Nine Months Ended
                                     March 31,                March 31,
                                     ---------                ---------
                                 2003        2002         2003         2002
                              ----------  -----------  -----------  -----------
Net loss                      $(988,300)  (1,176,888)  (2,862,530)  (3,518,009)

Change in unrealized gain on
  securities                        (83)         331         (154)         177

Change in foreign currency
  translation adjustments         9,396   (   16,475)      39,605       27,324
                              ----------  -----------  -----------  -----------

Comprehensive loss            $(978,987)  (1,193,032)  (2,823,079)  (3,490,508)
                              ==========  ===========  ===========  ===========

See notes to the condensed consolidated financial statements.

                           NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Changes in Shareholders' Equity
                                  Nine Months Ended March 31, 2003
                                            (Unaudited)


                                 Common Stock         Additional   Accumulated other                  Total
                                 ------------           paid-in     comprehensive   Accumulated   shareholders'
                              Shares       Amount       capital         income        deficit        equity
                           ------------  ----------  --------------  ------------  --------------  -----------
Balances, July 1, 2002       57,637,002  $    5,764     19,496,447       141,412     (17,055,835)   2,587,788

Common stock issued
  for services                   14,000           1          9,344             -               -        9,345

Common stock and
  warrants issued for
  cash (net of offering
  costs of $75,500)           5,766,190         576      1,594,883             -               -    1,595,459

Common stock issued upon
  cashless exercise of
  warrants                       56,388           6             (6)            -               -            -

Common stock issued upon
  cashless exercise of
  option                          7,000           1             (1)            -               -            -

Warrants issued for
  services                            -           -        233,590             -               -      233,590

Extension of term of
  warrant                             -           -          2,400             -               -        2,400

Net loss                              -           -              -             -      (2,862,530)  (2,862,530)

Other comprehensive
  income:
    Change in unrealized
      gain on securities              -           -              -          (154)              -         (154)
    Change in foreign
      currency
      translation
      adjustments                     -           -              -        39,605               -       39,605
                           ------------  ----------  --------------  ------------  --------------  -----------
Balances,
  March 31, 2003             63,480,580  $    6,348     21,336,657       180,863     (19,918,365)   1,605,503
                           ============  ==========  ==============  ============  ==============  ===========

See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2003 and 2002
                                  (Unaudited)


                                                          2003         2002
                                                      ------------  -----------
Cash flows from operating activities:
 Net loss                                             $(2,862,530)  (3,518,009)
                                                      ------------  -----------
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Amortization expense                                    103,905       92,959
  Depreciation expense                                    124,452      171,209
  Amortization of deferred legal costs                          -      750,000
  Amortization of deferred consulting costs                50,500            -
  Expenses incurred in exchange for
    common stock, warrants and options                     14,935      132,160
  Changes in operating assets and liabilities:
   Increase in accounts receivable                        (34,944)    (  4,665)
   Increase in prepaid expenses                           (42,543)    ( 41,664)
   Increase in deposits and other assets                  (54,224)    (106,398)
   Increase in accounts payable and
    accrued liabilities                                   351,883       48,509
   Increase in deferred revenue                                 -       24,181
                                                      ------------  -----------
 Total adjustments                                        513,964    1,066,291
                                                      ------------  -----------

    Net cash used in operating activities              (2,348,566)  (2,451,718)
                                                      ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications          (129,884)    (156,143)
  Increase in note receivable                                   -     ( 35,000)
  Purchases of property and equipment                     (31,058)    (204,909)
  Payments received on notes receivable                   170,779      559,885
                                                      ------------  -----------
    Net cash provided by investing activities               9,837      163,833
                                                      ------------  -----------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash        1,595,459            -
                                                      ------------  -----------
    Net cash provided by financing activities           1,595,459            -
                                                      ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                     17,130       28,737
                                                      ------------  -----------

Net decrease in cash and cash equivalents                (726,140)  (2,259,148)

Cash and cash equivalents, beginning                    1,093,076    3,384,536
                                                      ------------  -----------

Cash and cash equivalents, ending                     $   366,936    1,125,388
                                                      ============  ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $         -        3,396
                                                      ============  ===========
Supplemental disclosure of non-cash investing
  and financing activities:
Warrant issued for deferred consulting services       $   230,400            -

See notes to the condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

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

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. It is the Company's opinion that when the interim financial statements are read in conjunction with the June 30, 2002 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The Company's financial statements for the nine months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,862,530 for the nine months ended March 31, 2003, and an accumulated deficit of $19,918,365 as of March 31, 2003. The Company has not recognized any significant revenues from its PI technology, and expects to incur continued cash outflows. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. In addition, in April 2003, NCT filed for insolvency with the Courts of Munich, Germany (Note 2). These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To address its current cash flow concerns, the Company issued 5,766,190 shares of common stock and warrants in exchange for approximately $1.6 million cash during the nine months ended March 31, 2003 (Note 4). The Company is in discussions with investment bankers and financial institutions attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt (Note 5).

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company. The Company also believes sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements. In addition, the Company has implemented certain cost reduction plans, including reductions in personnel at facilities in the United States and Germany.

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

NCOS business activities are to include licensing, sale and/or manufacturing of certain electronic products using the NCS(TM) technology. Through March 31, 2003, NCOS activities consisted of research and development and administrative functions. NCT activities through March 31, 2003 consisted primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. In April 2003, NCT filed insolvency with the Courts of Munich, Germany and is developing a plan of liquidation (Note 2). EPT engages in the manufacturing of inlay components used in, among other things, Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

In addition, the Company is subject to risks including adverse developments in the foreign political and economic environments, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

Loss  Per  Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (15,984,376 shares at March 31, 2003 and 9,987,661 shares at March 31, 2002) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

2.  Subsidiary  Insolvency  Proceedings:

As a result of continued operating losses and working capital deficiencies, the Company's wholly-owned subsidiary, NCT, filed insolvency with the Courts of Munich, Germany, effective April 1, 2003. The insolvency filing was necessary in order to comply with specific German legal requirements. NCT has been placed in receivership while a plan of liquidation is developed and submitted to the Court for its approval.

At March 31, 2003, NCT's assets and liabilities are as follows:

               Cash                                   $    30,692
               Receivables                                 48,971
               Other                                        7,669
                                                      -----------
                  Total current assets                     87,332
                                                      -----------

               Property and equipment, net                 20,953
               Deposits                                    11,398
                                                      -----------

                  Total assets                        $   119,683
                                                      ===========

               Accounts payable                       $   112,767
               Accrued liabilities                         57,400
                                                      -----------

                  Total liabilities (all current)(1)  $   170,167
                                                      ===========
              (1) Liabilities presented above do not include intercompany payables of approximately $187,389 at March 31, 2003.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

During the nine-month periods ended March 31, 2003 and 2002, NCT incurred losses from operations of approximately $603,270 and $657,830, respectively ($200,045 and $123,946 during the three-month periods ended March 31, 2003 and 2002, respectively).

3.  Note  receivable:

During the nine months ended March 31, 2003, two notes receivable and related accrued interest were paid. The Company received $144,709 under a 5%, unsecured note receivable and $26,070 under an 8%, unsecured note receivable. The Company received interest totaling $4,262.

4.  Shareholders'  Equity:

During the nine months ended March 31, 2003, the Company issued 14,000 shares of restricted common stock to third parties in exchange for services valued at $9,345 based on the quoted market price of the Company's common stock on the date the services were performed.

During the nine months ended March 31, 2003, the Company sold 5,766,190 shares of restricted common stock along with warrants to purchase 4,691,191 shares of common stock at exercise prices ranging from $0.30 to $0.60 per share for cash of $1,595,459 (net of offering costs of $75,500). The common stock was issued at a discount from the market price. The warrants are exercisable immediately. Warrants to purchase 1,251,191 shares of common stock have three-year terms; warrants to purchase 3,440,000 shares of common stock have five-year terms. All of the warrants contain cashless exercise provisions. In connection with the issuance of 1,119,999 shares out of the 5,766,190 shares issued, the Company extended the expiration dates of existing warrants to purchase 612,500 shares of common stock, held by the purchasers. The warrants were scheduled to expire from October 2002 through January 2003, and were extended for a one-year period.

During the nine months ended March 31, 2003, the Company granted stock options to purchase 450,000 shares of common stock at exercise prices of $0.58 to $0.97 per share to employees and a director of the Company. During the nine months ended March 31, 2002, the Company granted stock options to purchase 540,000 shares of common stock at exercise prices of $0.66 to $0.70 per share to employees and a director of the Company. The exercise prices of the options granted during the nine-month periods ended March 31, 2003 and 2002 were based upon the quoted market prices of the Company's common stock on the dates of grant. The stock options expire in the years 2012 and 2011.

During the nine months ended March 31, 2003, the Company issued warrants to purchase 20,000 shares of common stock at $1.25 per share for services received from a third party. The warrants expire in 2005. The warrants were valued at $3,190 using the Black-Scholes pricing model, which was charged to general and administrative expense.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

During the nine months ended March 31, 2003, the Company issued a warrant to purchase 450,000 shares of common stock with an exercise price of $0.60 per share in consideration for deferred consulting services to be received from a third party (Note 5). The warrant expires in 2010, and is exercisable immediately. The warrant provides for a cashless exercise and was valued at approximately $230,400 using the Black-Scholes pricing model. The deferred consulting cost is being amortized over a twelve-month period from the date of issuance of the warrant. During the quarter ended March 31, 2003, $50,500 was expensed.

During the nine months ended March 31, 2003, the Company issued 56,388 shares of common stock upon the cashless exercise of warrants to purchase 105,000 shares of common stock.

During the nine months ended March 31, 2003, options on 14,476 shares were exercised, (cashless exercise election) in exchange for 7,000 shares of common stock.

During the nine months ended March 31, 2003, the Company extended the term of an existing warrant, held by an unrelated third party, to purchase 300,000 shares of common stock at an exercise price of $0.25 per share. The warrant was to expire on February 24, 2003. The Company agreed to extend the term of the warrant by one year, through February 24, 2004. All other terms of the warrant remain unchanged. In connection with the extension of the term of the warrant, the Company recorded a $2,400 expense, using the Black-Scholes pricing model.

During the nine months ended March 31, 2003, warrants to purchase 630,000 shares of common stock at an exercise price of $2.92 per share expired.

In April 2003, the Company sold 1,333,334 shares of its restricted common stock, along with warrants to purchase 1,333,334 shares of common stock at an exercise price of $0.15 per share for $200,000. The warrant is exercisable through 2008 and contains a cashless exercise provision.

In April 2003, an option to purchase 100,000 shares of the Company's common stock expired.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

5.  Commitments  and  Contingencies:

Licensing  Agreements:

The Company and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to NanoPierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. In October 2002, the Company and DiFrancesco signed a settlement agreement enforced by Court Order. The Court Order declares that the Company owns the entire, exclusive, incontestable ownership, right, title and interest in the patents. The Court Order further declares that Mr. DiFrancesco owns the sole, exclusive, and incontestable right to receive and collect all royalties and other payments from all licenses outstanding on September 3, 1996. Pursuant to the settlement agreement, Mr. DiFrancesco was also granted a limited, two-year, non-transferable, royalty-bearing license with no right to sublicense.

Financing  Agreement  Suit:

In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan & Co., Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

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

In September 2001, litigation was filed by Thomson Kernaghan & Co., Ltd. against the Company and certain officers/directors of the Company seeking damages for defamation. Thomson Kernaghan & Co., Ltd. subsequently filed for protection under Canadian bankruptcy laws. In December 2002, the Company received notice from the bankruptcy trustee of Thomson Kernaghan & Co., that it would not pursue the action and would move for dismissal of the litigation with the court.

Financial Advisory and Placement Agent Agreement:

Effective January 10, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party (the "Placement Agent"). Under the terms of the agreement, the Placement Agent is to act as financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. During the term of the agreement, the Company shall be prohibited from directly or indirectly offering securities, except in connection with (a) stock-based compensation issued to employees or other participants, as defined, and (b) the Company's efforts in securing equity financing prior to February 15, 2003.

Compensation to the Placement Agent consists of a retainer fee (deferred consulting costs valued at approximately $230,400), which consists of a warrant to purchase up to 450,000 shares of the Company's common stock. Compensation is also to include a $10,000 monthly advisory fee, payable in cash, beginning in June 2003. In addition, the Placement Agent is to receive a 6% fee based on the proceeds raised from a successful offering, payable in cash, along with warrants to purchase shares of the Company's common stock in an amount equal to 10% of the number of common shares issued in an offering.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

6.  Foreign  and  Domestic  Operations:

The Company's revenues during the three-month and nine-month periods ended March 31, 2003 and 2002 were primarily generated in Germany. Operating results as of and for the three-month and nine-month periods ended March 31, 2003 and 2002, by geographic area, are presented in the table below. There was no significant amount of transfers between geographic areas.

                           Three Months Ended  Nine Months Ended
                                March 31            March 31
                                --------            --------
                            2003       2002      2003     2002
                           -------  ----------  -------  ------
     Revenues:
       United States       $ 1,900           -    1,900       -
       Germany              51,099      31,870  156,853  92,033
                           -------  ----------  -------  ------

       Total               $52,999      31,870  158,753  92,033
                           =======  ==========  =======  ======

     Long-lived assets at
       March 31, 2003:
         United States              $1,045,393
         Germany                        48,649
                                    ----------

         Total                      $1,094,042
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

     The independent auditors' report on the Company's financial statements as of June 30, 2002, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the quarterly Financial Statements.

RESULTS  OF  OPERATIONS

     The Company recognized $158,753 in revenues during the nine months ended March 31, 2003 ($52,999 for the three months ended March 31, 2003) compared to $92,033 in the nine months ended March 31, 2002 ($31,870 for the three months ended March 31, 2002). Of the $158,753 in revenues, $139,651 was generated from various software development contracts generated by NanoPierce Card, $17,201 was generated from the sale of inlay samples to potential customers by ExypnoTech and the remaining $1,900 from services provided by NanoPierce Connections. The Company expects to continue to generate revenues in the future from the preparation of samples for those potential customers for which it has non-disclosure agreements and cooperation agreements and from the sale of inlays through ExypnoTech. In addition the Company expects to generate revenues through NanoPierce Connections work on various small projects within the industry.

     The Company recognized $11,832 in interest income during the nine months ended March 31, 2003 ($5,313 during the three months ended March 31, 2003) compared to $94,536 during the nine months ended March 31, 2002 ($17,320 during the three months ended March 31, 2002). The decrease of $82,704 is due primarily to the use of cash to support operations.

     Total operating expenses during the nine months ended March 31, 2003 were $3,033,115 ($1,046,612 for the three months ended March 31, 2003), compared to $3,704,578 for the nine months ended March 31, 2002 ($1,226,078 for the three months ended March 31, 2002). The decrease of $671,463 is primarily attributable to a decrease in general and administrative expenses, as described below.

     General and administrative expenses during the nine months ended March 31, 2003 were $2,087,126 ($722,468 for the three months ended March 31, 2003) compared to $3,333,047 for the nine months ended March 31, 2002 ($1,097,037 for the three months ended March 31, 2002).

The decrease of $1,245,921 is primarily attributable to a $814,518 decrease in legal expenses and a $118,521 decrease in investor relation expenses. Selling and marketing expenses during the nine months ended March 31, 2003 were $473,077 ($166,160 for the three months ended March 31, 2003) compared to $105,299 during the six months ended March 31, 2002 ($65,157 for the three months ended March 31, 2002). The increase of $367,778 was due to an increase in marketing activities throughout the Company. Research and development expenses during the nine months ended March 31, 2003 were $472,912 ($157,984 for the three months ended March 31, 2003) compared to $266,232 for the nine months ended March 31, 2002 ($63,884 for the three months ended March 31, 2002). The increase of $206,680 was due to an increase in activities at the Company's subsidiaries in connection with the further development and expansion of the NCS(TM) technology.

     During the nine months ended March 31, 2003 the Company recognized a net loss of $2,862,530 ($988,300 for the three months ended March 31, 2003) compared to a net loss of $3,518,009 during the nine months ended March 31, 2002 ($1,176,888 for the three months ended March 31, 2002). The decrease of $655,479 is explained by the decrease of $671,463 in operating expenses and an increase of $66,720 in revenues, offset by a decrease of $82,704 in interest income.

LIQUIDITY AND FINANCIAL CONDITION

     The Company's current operations are not generating positive cash flows. During the nine months ended March 31, 2003, the Company sold 5,766,190 shares of common stock and granted warrants to purchase 4,691,191 shares of common stock at exercise prices ranging from $0.30 to $0.50 for $1,595,459 (net of offering costs of $75,500). The warrants are exercisable through 2007 and contain a cashless exercise provision. The funds were raised to support operations.

     As a result of continued operational losses and working capital deficiencies and in order to comply with specific German legal requirements, in April 2003, the Company's wholly owned subsidiary NanoPierce Card Technologies, Gmbh (NCT) filed for insolvency with the Courts of Munich, Germany. NCT has been placed in receivership while a plan of liquidation is developed.

     During the nine months ended March 31, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party (the "Placement Agent"). Under the terms of the agreement, the Placement Agent is to act as the financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. In addition, the Company is exploring other financing opportunities to support continuing operations.

     In January 2003, the Company entered into a Cooperation Agreement (the "Avery Agreement") with Avery Dennison Corporation to explore the application of WaferPierce(TM) and NCS(TM) in the production of reliable low-cost RFID labels. The Avery Agreement called for a three-phase project that will explore a variety of approaches to producing smart labels. In May 2003, the Company received notice of Avery Dennison Corporation's decision to terminate the Avery Agreement.

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

     Prior to June 30, 2001, the Company loaned $500,000 to an unrelated third party, Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. During the nine months ended March 31, 2003, the remaining principal balance of $144,709 and accrued interest on the note of $3,474 was paid in full.

     In April 2002, the Company loaned $50,000 to a representative of the unrelated third party, which had been assigned the Global note, in exchange for an unsecured, 8% note receivable due in October 2002. During the nine months ended March 31, 2003, the outstanding balance of the note, $26,858, of which $788 was accrued interest, was paid in full.

     During the nine months ended March 31, 2003, the Company expanded the scope of its patent and trademark applications. The intellectual property is being amortized using the straight-line method over ten years. On March 31, 2003, the Company has net patent and trademark applications costs of $343,625, compared to $221,494 on March 31, 2002. The increase of $122,131 was primarily due to the Company's efforts to increase patent and trademark protection overseas.

PLAN  OF  OPERATIONS

     The Company has signed various nondisclosure and cooperation agreements with companies both overseas and in the United States. The agreements are applicable to the application of the Company's NCS(TM) technology and/or its WaferPierce(TM) method for various products in the smart card/smart label industries, the LED industry and in the semiconductor industry. Management is pursuing the development of further similar agreements both nationally and internationally with additional companies in not only these but other industries. The Company is also involved in creating samples and testing in connection with these agreements.

     The Company is continuing to look for additional financing through marketing of its NCS(TM) technology through the pursuit of licensing, joint ventures, co-manufacturing or other similar arrangements with industry partners. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its NCS technology to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt.

At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

License  Agreements

     The Company and Louis DiFrancesco, the inventor of the PI Technology were involved in litigation relating to the Company's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On October 8, 2002, the Company and DiFrancesco signed a settlement agreement enforced by Court Order. The Court Order, among other things, declares that NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the patents. The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. Pursuant to the settlement agreement, Mr. DiFrancesco was granted a limited two year, non-transferable, with no right to sublicense, royalty-bearing license.

Financing  Agreement

     In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan & Co., Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York.

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

ITEM  2.     CHANGES  IN  SECURITIES

     The Company made the following unregistered sales of its securities from January 1, 2003 to March 31, 2003.

DATE OF       TITLE OF           NO. OF
 SALE         SECURITIES         SHARES        CONSIDERATION     PURCHASER
-------       ------------       -------       -------------     ---------

1/10/03       Common Stock        41,667         Financing      John Krupa
1/10/03       Warrant             41,667         Financing      John Krupa
1/10/03       Common Stock        33,333         Financing      William Fritz
1/10/03       Warrant             33,333         Financing      William Fritz
                                                                Gerard, Klauer,
1/10/03       Warrant            450,000         Services       Mattison


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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS

          Exhibit 11 Computation of Net Loss Per Share

          Exhibit 99 Section 1350 Certification

     (B)  FORM 8-K

          April 1, 2003 - Regarding the filing of insolvency by
                          NanoPierce Card Technologies, Gmbh

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NANOPIERCE TECHNOLOGIES, INC.
                                    (REGISTRANT)

Date: May 14, 2003                  /s/ Paul H. Metzinger
                                    ------------------------------------
                                    Paul H. Metzinger, President & CEO


Date: May 14, 2003                  /s/ Kristi J. Kampmann
                                    ------------------------------------
                                    Kristi J. Kampmann,
                                         Chief Financial Officer

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

3. Based on may knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: May 14, 2003



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

3. Based on may knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: May 14, 2003



                                             /s/ Kristi J. Kampmann
                                             -----------------------------------
                                             Kristi J. Kampmann,
                                                Chief Financial Officer