Form 10KSB
period 2003-06-30
NANOPIERCE TECHNOLOGIES INC
filed 2003-09-29
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB


(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-19598-D


                          NANOPIERCE TECHNOLOGIES, INC.
                    -----------------------------------------
                    (Exact name of registrant as specified in its charter)

          Nevada                                              84-0992908
-------------------------------                  -------------------------------
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


                   (Title of Class)                Name of Each
                                                Exchange On Which
                                                    Registered
                 -------------------------------------------------
                    Common Stock,                   NASDAQ:BB
                  $0.0001 Par Value             Frankfurt Exchange
                                                 Hamburg Exchange




     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III or this Form 10-KSB or any amendment hereto. [X]

     As of the close of trading on September 26, 2003, there were 66,023,969 shares outstanding, 57,474,937 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on September 26, 2003, was approximately $15,518,233.

     The registrant's revenue for the fiscal year ended June 30, 2003 was $37,017.

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

     On February 26, 1998, the Company acquired the intellectual property rights related to the Company's patented Particle Interconnect Technology (the "PI Technology") from Particle Interconnect Corporation ("PI Corp"), a Colorado Corporation, and a wholly owned subsidiary of Intercell Corporation (now known as Intercell International Corporation, hereinafter "Intercell"), a Nevada Corporation. In exchange for the assets of PI Corp, the Company issued 7,250,000 shares of its common stock and 100 shares of the Company's Series A Preferred Stock (convertible into 7,250,000 common shares) to Intercell. Intercell, subsequently converted the 100 shares of the Series A Preferred Stock in June 1999 for 7,250,000 common shares. As of June 30, 2003, Intercell held 6,376,764 common shares of the Company. The Company acquired the PI Technology in order to pursue a more focused, strategic application and development of the PI Technology, subsequently referred to as the NanoPierce Connection System ("NCS(TM)")

     The Company, since the acquisition of NCS, has focused on providing the electronics industry with possible solutions to their "connection" problems, through not only know-how, but also products and services provided by either the Company or its subsidiaries.

     The Company has three wholly owned subsidiaries.

     NANOPIERCE CARD TECHNOLOGIES, GMBH ("NANOPIERCE CARD" OR "NCT"). Established in January 2000, NanoPierce Card is located in Hohenbrunn, Germany. NanoPierce Card was responsible for the marketing of the Company's technology, services and products on an international basis. On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency was necessary in order to comply with specific German legal requirements. In conjunction with the insolvency filing, management made a decision in April 2003 to discontinue operations at NanoPierce Card and liquidate NanoPierce Card, through the German courts or through self-liquidation. Subsequently, the Court rejected the application for insolvency and the Company is, at this time, implementing a plan of self-liquidation as provided by German law.

     NANOPIERCE CONNECTION SYSTEMS, INC. ("NANOPIERCE CONNECTION" OR "NCOS"). NanoPierce Connection is a Nevada corporation, located in Colorado Springs, Colorado, USA. Beginning business in January 2002, NanoPierce Connection is the center of not only research and development activities, but also the development of various applications of the NCS. In addition, NanoPierce Connection provides the WaferPierce(TM) service to potential customers. In September 2003, the Company entered into a joint venture with Scimaxx, LLC in order to further the marketing of the services offered by NanoPierce Connection (See - Item 6 "Management's Discussion and Analysis").

     EXYPNOTECH, GMBH ("EXYPNOTECH" OR "EPT"). ExypnoTech was organized in February 2002. ExypnoTech produces inlay components used in the manufacturing of, among other things, Smart Labels. ExypnoTech, in addition to the inlay components, plans to manufacture and sell other types of RFID (Radio Frequency Identification) components.

In September 2003, the Company signed a letter of intent with Meshed Systems, GmbH, in which Meshed Systems, GmbH is to make an equity investment in ExypnoTech in exchange for a 51% equity interest in ExypnoTech. (See - Item 6 "Management's Discussion and Analysis")

THE TECHNOLOGY

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

     NCS provides several advantages to potential users among which are; lower costs through the usage of less expensive materials; the elimination of manufacturing steps; improved thermal and electrical properties; elimination of special environments for application; decreased production time; easy integration into existing production lines; increased design miniaturization; adaptability for specific applications and RF (radio frequency) performance.

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

     During the fiscal year ended June 30, 2003, the Company incurred an expense of $200,000 in connection with the impairment of the original intellectual property owned by the Company. The decision to record an impairment of the intellectual property was based primarily on the overall age of the patents in the intellectual property combined with the Company's current operational status. This impairment is not indicative of the value of the technology and the current value of the patent applications and trademark applications the Company has filed both in the United States and internationally. (See - "Notes to the Consolidated Financial Statements - Note 1")

BUSINESS STRATEGY

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

     3. OTHER APPLICATIONS. The applications described above are not the only possible applications for NCS; other viable applications include connectors and sockets in both printed and flexible circuit boards. Further applications include temporary applications, such as test connectors, sockets and switches.

     In addition to the development and marketing of NCS, the Company through NanoPierce Card, has generated revenues during the last two fiscal years through software development and project management for various customers in industries with potential NCS applications.

     For the fiscal year ended June 30, 2003, the Company recognized $128,947 in revenue from its software development activities, which were discontinued effective April 1, 2003.

RESEARCH AND DEVELOPMENT

     Research and development activities are conducted through NanoPierce Connection, with additional activities occurring at NanoPierce Card and ExypnoTech. For the fiscal years ended June 30, 2003 and June 30, 2002, NanoPierce Connections and ExypnoTech incurred $316,403 and $316,438 in research and development expenses from continuing operations. NanoPierce Card incurred $251,354 and $320,908 in 2003 and 2002, respectively, which is classified as a component of loss from discontinued operations in the Company's consolidated statements of operations.

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

GOVERNMENT REGULATION

     The Company believes that it is in compliance with all federal and state laws and regulations governing its limited operations. Further, the Company believes that it is in compliance with all German laws and regulations governing its limited operations in Germany. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2003.

EMPLOYEES

     On June 30, 2003, the Company and its subsidiaries had 10 employees. Messrs. Metzinger, Neuhaus and Ms. Kampmann, key officers of the Company, have signed employment agreements with the Company or its subsidiaries. (See- Item 9- "Directors and Officers of the Company") None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's corporate headquarters are located at 370 17th Street, Suite 3640, Denver, Colorado 80202. The Company moved into its current office space on June 27, 2001 and has a 5-year lease on the property, expiring in September 2006. Intercell maintains an administrative office on the premises.

     NanoPierce Connection is located at 4180 Center Park Drive, Colorado Springs, Colorado 80916. The Company currently has a 3-year lease on the
property, expiring in March 2006.   From these facilities research and
development activities in connection with application development take place. The facility also has a clean room for use in the WaferPierce process.

     NanoPierce Card, during the fiscal year ended June 30, 2003, leased offices located at Lise-Meitner-Strasse 1, D-85662 Hohenbrunn, Germany. From these offices marketing, software development and additional research and development activities took place through March 31, 2003.

     ExypnoTech leases production space located at Professor-Hermann-Klare-Strasse 6, D-07407 Rudolstadt, Germany. ExypnoTech has a 5-year lease on the facilities, expiring in March 2007. The lease can be cancelled with a notice period of 6 months. ExypnoTech also used the facilities of NanoPierce Card for certain administrative tasks.

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

HARVEST COURT LITIGATION

     In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York. In July 2003, Harvest Court, LLC filed counterclaims, in this proceeding, against the Company, Mr. Metzinger, Ms. Kristi Kampmann, Dr. Herbert Neuhaus, Dr. Robert Shaw and unrelated third parties in the United States District Court for the Southern District of New York, New York City, New York. The suit alleges violations of federal securities laws and common law fraud among other claims. Harvest Court is seeking various forms of relief including compensatory and punitive damages. The Company is preparing appropriate responsive pleadings.

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

OTHER LITIGATION

     In September 2001, litigation was filed by Thomson Kernaghan & Co., Ltd. against the Company and certain officers/directors of the Company seeking damages for defamation. Thomson Kernaghan & Co., subsequently filed for protection under Canadian bankruptcy laws. In December 2002 this action was dismissed by the Trustee.

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

          2002 FISCAL YEAR                HIGH             LOW
          ------------------             -----            -----
          September 30, 2001             $0.70            $0.64
          December 31, 2001               0.70             0.67
          March 31, 2002                  1.54             1.42
          June 30, 2002                   0.96             0.91

          2003 FISCAL YEAR
          ------------------
          September 30, 2002              0.60             0.56
          December 31, 2002               0.63             0.61
          March 31, 2003                  0.30             0.28
          June 30, 2003                   0.32             0.28

     As of June 30, 2003, there were approximately 339 holders of record of the Company's common stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its common stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from March 31, 2003 through June 30, 2003.

               TITLE OF      NO. OF
              ------------  ---------
      DATE     SECURITIES     SHARES   CONSIDERATION    PURCHASER
     -------  ------------  ---------  -------------  -------------
      4/3/03  Common Stock  1,333,334  Financing      Neptune
                                                      Investment
                                                      Group, Ltd.
      4/3/03  Warrant       1,333,334  Financing      Neptune
                                                      Investment
                                                      Group, Ltd.
     6/20/03  Common Stock    240,842  Financing      John Provazek

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

     The independent auditors' report on the Company's financial statements as of June 30, 2003, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency filing was necessary, in the view of the Company, in order to comply with specific German legal requirements. NCT is presented as discontinued operations in the Company's consolidated financial statements. During the year ended June 30, 2003, NCT had losses of $882,718 compared to losses of $782,858 during the year ended June 30, 2002. In September 2003, the court rejected the application for insolvency and the Company is now under self-liquidation in accordance with German law.

     The Company recognized $37,017 of revenues from continuing operations during the fiscal year ended June 30, 2003 compared to $4,737 in the fiscal year ended June 30, 2002. Revenues recognized by discontinued operations were $128,947 during the fiscal year ended June 30, 2003 and $151,392 for the fiscal year ended June 30, 2002. The revenue generated from discontinued operations was from various software development contracts generated by NanoPierce Card and the remaining $37,017 was from the preparation of samples using WaferPierce for potential customers by NanoPierce Connection ($3,900) and the sale of inlays by ExypnoTech ($33,117). The Company expects to continue to generate revenues through its subsidiaries, NanoPierce Connection and ExypnoTech.

     The Company recognized $7,251 in interest income during the fiscal year ended June 30, 2003 compared to $98,574 during the fiscal year ended June 30, 2002. The decrease of $91,323 is due primarily to the need for capital to support operations throughout the year.

     Total operating expenses from continuing operations during the fiscal year ended June 30, 2003 were $3,179,297, compared to $4,049,525 for the fiscal year ended June 30, 2002. The decrease of $870,228 is attributable to a decrease in operational activities and spending over the year, as described below.

     General and administrative expenses during the fiscal year ended June 30, 2003 were $2,414,077 compared to $3,516,534 for the fiscal year ended June 30, 2002. The decrease of $1,102,457 is mainly attributable to decreases in legal expenses, payroll and investor relations. In April 2001, the Company issued 3,125,000 of its common shares, valued at $1,000,000 in connection with legal costs related to the Harvest Court Litigation, as part of a Contingency Fee Agreement, to cover expenses to be incurred on its behalf. The Company amortized the value of the shares, over a one-year period. Prior to July 1, 2001, $175,343 was amortized. The remaining $824,657 was amortized during the fiscal year ended June 30, 2002. Selling and marketing expenses during the fiscal year ended June 30, 2003 were $238,817 compared to $112,178 during the fiscal year ended June 30, 2002. The increase of $126,639 was due to an increase in marketing activities, including appearances at various trade shows. Research and development expenses during the fiscal year ended June 30, 2003 were $316,403 compared to $316,438 for the fiscal year ended June 30, 2002.

     During the fiscal year ended June 30, 2003, the Company incurred an expense of $200,000 in connection with the impairment of the original intellectual property owned by the Company. The decision to record an impairment of the intellectual property was based primarily on the overall age of the patents underlying the intellectual property combined with the Company's current operational status. This impairment is not indicative of the value of the technology and the current value of the separate and independent patent applications and trademark applications the Company has filed both in the United States and internationally.

     During the fiscal year ended June 30, 2003, the Company incurred an expense of $10,000 in connection with the impairment of the WaferPierce System bought and modified by Company for the application of NCS on wafers. This impairment is not indicative to the value of the technology, nor does the Company believe that it limits the Company's ability to market NCS. The Company does not believe that there has been any impairment to other long-lived assets as of June 30, 2003.

     During the fiscal year ended June 30, 2002, the Company incurred an expense of $104,375 in connection with the impairment of equipment built by the Company to develop the application of the NanoPierce Connection System (NCS(TM)) on flexible substrates. Given the Company's focus on the application of NCS at the wafer-level and based on management's operational plans and developments for the future, it was decided that because the equipment had no resale value to the Company, to write off the carrying value of the equipment. This write off is not indicative to the value of the technology, nor does the Company believe that it limits the Company's ability to market NCS in markets using flexible substrates.

     During the fiscal year ended June 30, 2003, the Company recognized a net loss of $4,017,785 compared to a net loss of $4,729,072 during the fiscal year ended June 30, 2002. The decrease of $711,287 is explained by the decrease of $870,228 in operating expenses, offset by a $91,323 decrease in interest income and a $99,860 increase in the loss from discontinued operations between 2003 and 2002.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash used in operating activities from continuing operations in 2003 was $1,754,247, compared to net cash used in operating activities from continuing operations in 2002 of $2,777,705. In 2003, the net cash used represented a net loss of $4,017,785, adjusted for the loss from discontinued operations of $882,718, amortization and depreciation expense of $416,250, impairment charges of $210,000, and changes in operating assets and liabilities and other adjustments which net to $754,570.

     In 2002, the net cash used represented a net loss of $4,729,072, adjusted for the loss from discontinued operations of $782,858, amortization and depreciation expense of $1,142,334, impairment charges of $104,375, and changes in operating assets and liabilities and other adjustments which net to ($78,200).

     During the year ended June 30, 2003 the Company sold 7,340,348 shares of common stock and granted warrants to purchase 6,024,525 shares of common stock at exercise prices ranging from $0.15 to $0.60 for $1,826,766 (net of offering costs of $75,500). The warrants are exercisable through 2008 and contain a cashless exercise provision. The funds were raised to support operations.

     During the fiscal year ended June 30, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party (the "Placement Agent"). Under the terms of the agreement, the Placement Agent is to act as the financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. Compensation consists of a retainer fee (deferred consulting costs of approximately $230,400) which consists of a warrant to purchase up to 450,000 shares of the Company's common stock. Compensation also includes a $10,000 monthly advisory fee, payable in cash beginning in June 2003. In addition, the Company is exploring other financing opportunities to support continuing operations.

     In June 2003, an officer/director of the Company loaned $10,000 to the Company in exchange for an unsecured 7% note payable due in December 2003. At June 30, 2003, the note balance was $10,000 and related accrued interest was $38.

     In April 2002, the Company entered into a $2,000,000 equity financing. The Company received the first of two available tranches of $1,000,000 per tranche ($900,000 net of $100,000 of offering costs) and in return issued 800,000 free trading common shares to the investor. In addition, the Company issued 1,073,000 of its free-trading common shares, which are being held by an escrow agent for the potential issuance upon exercise of the warrants issued in connection with the financing. Such warrants have a term of five years, with an exercise price of $1.45 per share. The second tranche of $1,000,000 was made available to the Company sixty days after the take down of the first. The Company declined to take down the second tranche, due to depressed market conditions, at that time, and possible dilutive effects on its stock. The second tranche is no longer available to the Company, pursuant to terms of expiration.

     During the fiscal year ended June 30, 2001, the Company loaned $500,000 to an unrelated third party, Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. Through June 30, 2002, principal payments of $230,291 were received. In October 2002 the remaining principal of $144,709 was received in full.

     In April 2002, the Company loaned $50,000 to a representative of the unrelated third party, which had been assigned the Global note, in exchange for a unsecured, 8% note receivable due in October 2002. In May 2002, the Company received $23,930. In September 2002, the remaining principal balance of $26,859 was received.

     At July 1, 2001, the Company also had a $300,000 loan receivable from a third party. In September 2001, the outstanding amount was received.

     At July 1, 2001, the Company had an unsecured note receivable from Intercell of $92,500. During the year ended June 30, 2002, the Company advanced an additional $35,000 to Intercell. The entire amount was collected by June 30, 2002.

     During the fiscal year ended June 30, 2003, the Company made investments in machinery and equipment of approximately $351,431 in continuing operations ($8,358 by NanoPierce Card, presented in discontinued operations) to support its expanded activities at ExypnoTech, as compared to $188,755 in continuing operations ($12,136 by NanoPierce Card, presented in discontinued operations) during the fiscal year ended June 30, 2002. In August 2002, ExypnoTech accepted delivery on machinery to begin the production of RFID components for usage in Smart Labels.

     During the fiscal year ended June 30, 2003, the Company expanded the scope of its patent and trademark applications. The patent and trademark applications are being amortized using the straight-line method over ten years. On June 30, 2003, the Company has patent and trademark applications costs of $431,286, compared to $242,646 on June 30, 2002. The increase of $188,640 was due in part to the filing of trademark applications at the international level and the filing of new patent applications in connection with development and advancement of the technology.

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

     In September 2003, the Company formed a joint venture with Scimaxx, LLC. The joint venture, Scimaxx Solutions, LLC is to handle marketing of the Company's technology. Scimaxx LLC, is owned by an officer and director of the Company and two former employees of the Company. In return for 50% ownership of the Scimaxx Solutions, LLC, the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. The Company is not required to make any cash contributions to the joint venture. Operating capital will be provided by Scimaxx, LLC.

     Effective September 22, 2003, the Company signed a letter of intent with Meshed Systems, GmbH ("Meshed Systems"), in which Meshed Systems is to make a 100,000 Euro investment in ExypnoTech for a 51% equity interest. The letter of intent provides for Meshed Systems to manage the operations of ExypnoTech and to provide ExypnoTech with working capital on an as needed basis. The Company is to grant ExypnoTech a non-exclusive, non-royalty bearing worldwide license to practice its ultrasonic technology. Profit sharing is to based on the equity ownership. The license will also allow ExypnoTech to sublicense the intellectual property. Meshed Systems is managed by a former officer and director of the Company.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after may 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, and establishes two alternative methods of transition for the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective July 1, 2002, and has applied the provisions of SFAS No. 144 in connection with its accounting for the impairment of long-lived assets, discussed above. Management does not believe the application of SFAS No. 144 resulted in a 2003 impairment charge different from that under previous accounting standards. The provisions of SFAS No. 144 were also applied in connection with the Company's accounting for discontinued operations.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, and establishes two alternative methods of transition for the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

Valuation of intellectual property, patent and trademark applications and other long-lived assets

     The Company assesses the impairment of long-lived assets and intangible assets such as intellectual property and patent and trademark applications whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. At June 30, 2003, management assessed the carrying value of intellectual and other long-lived assets for impairment, and based on this assessment the Company believed that impairment was necessary in the case of both the original intellectual property and the WaferPierce System located at NanoPierce Connections. During 2003, the Company recognized an impairment of $200,000 on the intellectual property and an impairment of $10,000 on the WaferPierce System. The Company does not believe that there has been any other impairment to long-lived assets as of June 30, 2003.

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

     The Company derived most of its revenue through discontinued operations of its German subsidiary, NanoPierce Card, which performed various software development and implementation services for third parties. These services are substantially unrelated to the development and marketing of the PI Technology. Revenues from these services are generally recorded as the services are preformed and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if connection is not probable.

Litigation

     The Company is involved in certain legal proceedings, as described in Note 8 and 9 to the consolidated financial statements included in this report.

     The Company intends to vigorously prosecute these legal proceedings and does not believe the outcome of these proceedings will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

Contractual obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 10 of the Consolidated Financial Statements. At June 30, 2003, the Company's commitments under these obligations were as follows (in thousands):

                                              OPERATING LEASES
                                              -----------------

                       Year ending June 30,
                       2004                   $ 125
                       2005                      91
                       2006                      67
                                              -----
                                                283
                                              =====

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

        NAME AND AGE                  POSITION                     PERIOD
---------------------------  --------------------------  --------------------------
Paul H. Metzinger (64)       Director, President, Chief  December 1998 to present
                             Executive Officer,
                             General Manager of          January 2000 to present
                             NanoPierce Card
Dr. Herbert J. Neuhaus (44)  Director, Executive Vice    January 1999 to present
                             President of Technology &
                             Marketing,
                             President & Chief           January 2002 to present
                             Executive Officer of
                             NanoPierce Connection
Dr. Michael E. Wernle (41)   Director, Executive Vice    November 1999 to
                             President of Strategic        September 2003
                             Business Development,
                             President & Chief
                             Executive Officer of        January 2000 to May 2003
                             NanoPierce Card,
                             President & Chief
                             Executive Officer of        February 2002 to
                             ExypnoTech                    August 2003
Kristi J. Kampmann (30)      Chief Financial Officer,    October 1999 to present
                             Secretary                   February 1998 to present
Dr. Robert Shaw (63)         Director                    October 2000 to present
Dr. Noel Eberhardt (65)      Director                    November 2001 to present
John Hoback (63)             Director                    April 2002 to present
Richard Lancaster (36)       Chief Financial Officer of
                             NanoPierce Card &           February 2002 to June 2003
                             ExypnoTech

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

     DR. MICHAEL E. WERNLE. Dr. Wernle served as the Executive Vice President for Strategic Business Development and a Director of the Company, from November 1999 to September 2003. He was the President and Chief Executive Officer of NanoPierce Card from January 2000 to May 2003. He was the President and Chief Executive Officer of ExypnoTech from February 2002 to August 2003. Dr. Wernle was formerly Chief Operations Officer for Meinen, Ziegel & Co., GmbH, Munich, Germany. He also served as the Director of Production for Mikron/Philips-Graz, Graz, Austria. Where he was responsible for the development and production of RFID and Contactless Smart Card Systems.

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

     RICHARD LANCASTER. Mr. Lancaster served as the Chief Financial Officer of NanoPierce Card from February 1, 2002 to June 30, 2003 and of ExypnoTech from February 2002 to June 30, 2003. From 1995 to February 1, 2002 Mr. Lancaster was with Booz, Allen & Hamilton Management consultants, focusing on managing key financial programs for international technology companies. Mr. Lancaster also served as a project leader with ICI Chemicals and Poymers, Plc and with EDS (Electronic Data Systems) Consulting. Mr. Lancaster received his masters in electrical and information engineering from the University of Cambridge, UK and an MBA from INSEAD, France.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and the Company's three most highly compensated executive officers for the fiscal years ended June 30, 2003 and 2002 (the "Named Executive Officers"):

                                               ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                               -------------------                         ----------------------
                                                                                         AWARDS                  PAYOUTS
                                                                                         ------                  -------

NAME & PRINCIPAL                    YEAR     SALARY     BONUS     OTHER      RESTRICTED   SECURITIES     LTIP     ALL OTHER
POSITION                                       ($)       ($)      ANNUAL       STOCK      UNDERLYING    PAYOUTS   COMPENSA-
                                                                COMPENSA-    AWARDS ($)   OPTIONS (#)     ($)        TION
                                                                   TION
Paul H.
Metzinger,
Director,                             2003  $ 132,500  $   -0-  $      -0-  $    -0-         -0-       $  -0-     $   -0-
President & CEO(1)                    2002  $ 190,750  $   -0-  $      -0-  $    -0-         -0-       $  -0-     $   -0-
Dr. Herbert J.
Neuhaus,
Director, Ex. VP                      2003  $ 148,333  $   -0-  $      -0-  $    -0-         -0-       $  -0-     $   -0-
of Technology &                       2002  $ 190,750  $   -0-  $      -0-  $    -0-         -0-       $  -0-     $   -0-
Marketing, Pre &
CEO of NanoPierce Connection (2)
Dr. Michael E.
Wernle, Director,
Ex. VP of                             2003  $ 128,000  $   -0-  $      -0-  $    -0-        365,000    $  -0-     $   -0-
Strategic                             2002  $ 160,000  $   -0-  $      -0-  $    -0-         -0-       $  -0-     $   -0-
Business Dvlpmt,
Pres & CEO of
ExypnoTech (3)
Kristi J.
Kampmann, Chief
Financial Officer                     2003  $  58,125  $   -0-  $      -0-  $    -0-          -0-      $  -0-     $   -0-
& Secretary(4)                        2002  $  67,500  $   -0-  $      -0-  $    -0-        100,000    $  -0-     $   -0-

-----------------
(1) Paul Metzinger has served as President & CEO since December 1998. He is compensated pursuant to a written Employment Agreement, dated January 1, 2003 at an annual salary of $200,000. At July 15, 2002, Mr. Metzinger agreed to take a 30% cut in the gross amount of his salary, resulting in an annual salary of $140,000. In February 2003, Mr. Metzinger agreed to a further reduction in his salary, resulting in a gross amount of $80,000.
(2) Dr. Neuhaus has served as the Executive Vice President of Technology and Marketing since January 1999. He has served as the President and CEO of NanoPierce Connection since January 2002. He is compensated pursuant to a written Employment Agreement, dated January 2002 at an annual salary of $200,000. On August 1, 2002, Dr. Neuhaus agreed to take a cut of 20% of his annual salary, resulting in an annual salary of $160,000. In March 2003, Dr. Neuhaus agreed to a further reduction in his salary resulting in a gross amount of $80,000.
(3) Dr. Wernle served as the Executive Vice President of Strategic Business Development till September 2003. He has served as the President & CEO of NanoPierce Card since January 2000. He has served as the President & CEO of ExypnoTech, since February 2002. He is compensated pursuant to a written Employment Agreement with NanoPierce Card, dated February 1, 2000, at an annual salary of $160,000 (181,000 Euros). On August 1, 2002, Dr. Wernle agreed to take a 20% cut in the gross amount of his salary, resulting in an annual salary of $128,000. As of August 2203, Dr. Wernle no longer is a paid employee of the Company and/or its subsidiaries.
(4) Kristi Kampmann has served as the Chief Financial Officer since October 1999. She is compensated pursuant to a written Employment Agreement, dated July 15, 2002, at an annual salary of $60,000. On July 15, 2002, Ms. Kampmann agreed to take a 20% cut in the gross amount of her salary, resulting in an annual salary of $60,000. In February 2003, she agreed to a further reduction in salary, resulting in a gross amount of $52,500.

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

                             OPTION/SAR GRANTS TABLE
     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended June 30, 2003.

                                INDIVIDUAL GRANTS
                                -----------------

                       # OF        % OF TOTAL
                    UNDERLYING    OPTIONS/SARS
                   OPTIONS/SARS    GRANTED TO
                   GRANTED (#)    EMPLOYEES IN    EXERCISE OF BASE    EXPIRATION
     NAME          FISCAL YEAR(1)                  PRICE ($/SHARE)       DATE
Paul H.Metzinger               0             0%                 -0-         -0-
Dr. Herbert J.                 0             0%                 -0-         -0-
Neuhaus
Dr. Michael E.           365,000            81%  $             0.61        2012
Wernle
Kristi J.                      0             0                  -0-         -0-
Kampmann

-----------------
(1) Based on a total of 450,000 options granted to employees in the fiscal year ended June 30, 2003.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 2003 by the Company's executive officers and the 2003 fiscal year-end value of unexercised options.

                   SHARES
                ACQUIRED ON     VALUE    # OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED IN-
                  EXERCISE    REALIZED    UNEXERCISED OPTIONS/SARS    THE-MONEY OPTIONS/SAR AT
     NAME           (#)          ($)           AT FISCAL YEAR                FY-END ($)

                                         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                                         --------------------------  ---------------------------
Paul H.                    0          0                 2,500,000/0  $                 750,000/0
Metzinger
Dr. Herbert J.             0          0                 1,350,000/0  $                 405,000/0
Neuhuas
Dr. Michael E.             0          0                 1,350,000/0  $                 405,000/0
Wernle
Kristi                     0          0                   325,000/0  $                  97,500/0
J.Kampmann

-----------------
(1) The average of the closing bid and asked price of the Common Stock on June 30, 2003 ($0.30)
was used to calculate the option value.

EMPLOYMENT AGREEMENTS

     On January 1, 2003, the Company entered into an employment agreement with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company. The employment agreement with Mr. Metzinger expires December 31, 2005. On January 1, 2002, NanoPierce Connection entered into an employment agreement with Dr. Herbert J. Neuhaus to serve as the Chief Executive Officer and President of NanoPierce Connection. The employment agreement expires December 31, 2005.

     On July 15, 2003, the Company entered into an employment agreement with Kristi J. Kampmann to serve as the Chief Financial Officer. Such employment agreement expires on July 15, 2004. Pursuant to her employment agreement Ms. Kampmann receives an annual salary of $52,500.

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

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. The Company has two Stock Option Plans. As of June 30, 2003, 7,047,524 options are outstanding under the 1998 Compensatory Stock Option Plan and 1,740,000 options are outstanding under the 2000 Compensatory Stock Option Plan, for a total of 8,787,542 options outstanding. A total of 8,322,524 options are exercisable at June 30, 2003, under these plans. During the fiscal year ended June 30, 2003, the Company granted options pursuant to its registered 2000 Compensatory Stock Option Plan to purchase 450,000 shares of common stock to directors, officers, and employees of the Company and its subsidiaries. The Company has reserved 7,500,000 shares of common stock for issuance under the 1998 Compensatory Stock Option Plan. In January 2002, the Company's Board of Directors passed a resolution closing the 1998 Compensatory Stock Option Plan for issuance of new options. The Company has reserved 5,000,000 shares of common stock for issuance under the 2000 Compensatory Stock Option Plan.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of common Stock as of June 30, 2003 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

-------------------------------------------------------------------------------------------------
NAME, ADDRESS & NATURE OF
-------------------------
   BENEFICIAL OWNER                            TITLE OF CLASS     AMOUNT     PERCENT OF CLASS (9)
-------------------------------------------------------------------------------------------------
The Paul H. Metzinger Trust
Paul H. Metzinger, President &                 Common Stock    4,543,188(1)               5.53%
CEO, Director
370 17th Street, Suite 3640 Denver, CO 80202
-------------------------------------------------------------------------------------------------
The Cheri L. Metzinger Trust
Cheri L. Metzinger, Wife of                    Common Stock    4,543,188(2)               5.53%
Paul H. Metzinger
3236 Jellison Street
Wheatridge, CO 80033
-------------------------------------------------------------------------------------------------
Dr. Herbert J. Neuhaus, Ex. VP
of Technology & Marketing,                     Common Stock    1,460,000(3)               1.78%
Director, President & CEO
NanoPierce Connection
770 Maroonglen Court
Colorado Springs, CO 80906
-------------------------------------------------------------------------------------------------
Dr. Michael E. Wernle, Ex VP
of Strategic Business                          Options         1,350,000(4)               1.64%
Development, Director,
President & CEO of ExypnoTech
Lise-Meitner-Strasse
1D-85662 Hohenbrunn
Germany
-------------------------------------------------------------------------------------------------
Kristi J. Kampmann, Chief
Financial Officer & Secretary                  Common Stock      344,080(5)               0.42%
370 17th Street, Suite 3640
Denver, CO 80202
-------------------------------------------------------------------------------------------------
Dr. Robert E. Shaw, Director                   Options           400,000(6)               0.49%
8 Nicklaus Court
Florham Park, NJ 07932
-------------------------------------------------------------------------------------------------
Dr. Noel Eberhardt, Director                   Options           400,000(7)               0.49%
21407 Krzich Place
Cupertino, CA 95014
-------------------------------------------------------------------------------------------------
John Hoback, Director                          Options           400,000(8)               0.49%
20 White Heron Lake
East Stroudsburg, PA 18301
-------------------------------------------------------------------------------------------------
Intercell International
Corporation                                    Common Stock      6,376,764                7.76%
370 17th Street, Suite 3640
Denver, CO 80202
-------------------------------------------------------------------------------------------------
All Officers & Directors as a                  Common Stock      8,897,268               10.91%
Group (7 persons)
-------------------------------------------------------------------------------------------------


(1) Includes 1,072,937 common shares held directly and beneficially; 970,251 common shares that Mr. Metzinger owns beneficially though his wife and options held by Mr. Metzinger consisting of 500,000 shares exercisable at $2.125 per share, 500,000 shares exercisable at $0.52 per share and 1,500,000 shares exercisable at $0.3250 per share.
(2) Cheri L. Metzinger is the wife of Mr. Paul H. Metzinger, the Chief Executive Officer and President of the Company. This includes 970,251 shares held directly and beneficially and 1,072,937 common shares and 2,000,000 common shares subject to option owned beneficially by her husband.
(3) Based on 110,000 common shares and options consisting of 500,000 shares exercisable at $2.125 per share, 100,000 shares exercisable at $2.75 per share, 250,000 shares exercisable at $0.52 per share and 500,000 shares exercisable at $0.20 per share.
(4) Based on options consisting of 500,000 shares exercisable at $2.125 per share, 160,000 shares exercisable at $2.75 per share, 25,000 shares exercisable at $0.52 per share, 300,000 shares at $0.45 per share and 365,000 shares exercisable at $0.60 per share.
(5) Based on 19,080 common shares and options; 100,000 shares exercisable at $0.84 per share, 75,000 shares exercisable at $2.125 per share, 50,000 shares exercisable at $2.75 per share, 50,000 shares exercisable at $0.52 per share and 50,000 shares exercisable at $0.3250 per share.
(6) Based on options consisting of 250,000 shares exercisable at $0.97 per share, 50,000 shares exercisable at $0.67 per share, and 100,000 shares exercisable at $2.00 per share.
(7) Based on options consisting of 300,000 shares exercisable at $0.70 per share and 100,000 shares exercisable at $0.70 per share.
(8) Based on options consisting of 400,000 shares exercisable at $1.35 per share.
(9) Based on 65,054,738 shares of common stock issued and outstanding on June 30, 2003 and assuming exercise of all 8,787,524 presently exercisable options and exercise of 8,380,186 outstanding warrants, there would be 82,222,448 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As previously stated a stock option was granted to Dr. Michael E. Wernle, an officer and director of the Company, during the fiscal year ended June 30, 2003.

     In June 2003, Mr. Metzinger, the President and Chief Executive Officer and a director of the Company loaned the Company $10,000, in exchange for an unsecured 7% note payable due in December 2003. At June 30, 2003, the note balance was $10,000 and related accrued interest of $38.

     In September 2003, Mr. Metzinger, the President and Chief Executive Officer and director of the Company, loaned the Company $30,000, in exchange for an unsecured 7% note payable.

     In September 2003, the Company formed a joint venture with Scimaxx, LLC. The joint venture, Scimaxx Solutions, LLC is to handle marketing of the Company's technology. Scimaxx LLC, is owned by an officer and director of the Company and two former employees of the Company. In return for 50% ownership of the Scimaxx Solutions, LLC the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. The Company is not required to make any cash contributions to the joint venture. Operating capital will be provided by Scimaxx, LLC.

     In September 2003, the Company signed a letter of intent with Meshed Systems, GmbH to make an equity investment in ExypnoTech for a 51% equity interest in ExypnoTech. The letter of intent provides for Meshed Systems to take over the management of the operations of ET, make a cash contribution and to provide ExpynoTech working capital on an as needed basis. The Company will grant ET a non-exclusive, non-royalty bearing worldwide license to practice its ultrasonic technology. Profit sharing will be based on the equity ownership. The license will also allow ExypnoTech to sublicense the intellectual property. Meshed Systems, GmbH is managed by a former officer and director of the Company.

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
  10.02      Employment and Non-Disclosure, Non-Competition Agreement, dated
             January 1, 2002 between Dr. Herbert J. Neuhaus and the registrant2
  10.03      Employment and Non-Disclosure, Non-Competition Agreement, dated
             July 15, 2002, between Kristi J. Kampmann and the registrant  2
  11         Statement regarding Computation of Per Share Earnings  1
  21         Subsidiaries of the Company 1
  23         Consent of Independent Certified Public Accountants 1
  31         Certifications pursuant to Section 302 of the Sarbanes-Oxley Act 1
  32         Certifications pursuant to Section 906 of the Sarbanes-Oxley Act 1

-------------------
1    Filed herewith
2 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2001.
3 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2000.
4 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
5 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998.
6 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
7 Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998

     (b)  REPORTS ON FORM 8-K.
     The Registrant filed the following reports on Form 8-K during the fourth quarter of the year ended June 30, 2003:

          (i) Current Report on Form 8-K filed with the Securities and Exchange Commission April 1, 2003

ITEM 14.     CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectives of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are affective in alerting them, on a timely basis, to material information relating the Company required to be included in this Form 10-KSB.

     There have been no significant change is the Company's internal controls or in other factors, which could significantly affect such controls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NANOPIERCE TECHNOLGIES, INC.
                                   (a Nevada corporation)


Date:  September 26, 2003             By:  /s/ Paul H. Metzinger
                                      ------------------------------------------
                                      Paul H. Metzinger, Director, Chief
                                      Executive Officer & President



Date:  September 26, 2003             By:  /s/ Kristi J. Kampmann
                                      ------------------------------------------
                                      Kristi J. Kampmann, Chief
                                      Financial Officer & Chief
                                      Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date:  September 26, 2003             By:  /s/ Paul H. Metzinger
                                      ------------------------------------------
                                      Paul H. Metzinger, Director, Chief
                                      Executive Officer & President


Date:  September 26, 2003             By:  /s/ Herbert J. Neuhaus
                                      ------------------------------------------
                                      Herbert J. Neuhaus, Director &
                                      Executive Vice-President of
                                      Technology & Marketing



Date:  September 26, 2003             By:  /s/ Robert Shaw
                                      ------------------------------------------
                                      Robert Shaw, Director



Date:  September 26, 2003             By:  /s/ Noel Eberhardt
                                      ------------------------------------------
                                      Noel Eberhardt, Director



Date:  September 26, 2003             By:  /s/ John Hoback
                                      ------------------------------------------
                                      John Hoback, Director

                          NANOPIERCE TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                  Page
                                                                  ----
Independent Auditors' Report                                       F-2

Financial Statements:

     Consolidated Balance Sheet - June 30, 2003                    F-3

     Consolidated Statements of Operations -
        Years ended June 30, 2003 and 2002                         F-5

     Consolidated Statements of Comprehensive Loss -
        Years ended June 30, 2003 and 2002                         F-6

     Consolidated Statements of Shareholders' Equity -
        Years ended June 30, 2003 and 2002                         F-7

     Consolidated Statements of Cash Flows -
        Years ended June 30, 2003 and 2002                         F-9

     Notes to Consolidated Financial Statements                   F-11

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board  of  Directors
NanoPierce  Technologies,  Inc.
Denver,  Colorado

We have audited the accompanying consolidated balance sheet of NanoPierce Technologies, Inc. and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NanoPierce Technologies, Inc. and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $4,017,785 for the year ended June 30, 2003, and an accumulated deficit of $21,073,620 as of June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND  HOCHSTADT  PANGBURN,  P.C.




Denver,  Colorado
September  22,  2003


                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2003




                           Assets
                           ------
Current assets:
  Cash and cash equivalents                                         $  200,741
  Accounts receivable                                                   21,235
  Inventory                                                             39,259
  Deferred consulting costs and other prepaid expenses                 168,687
  Assets of discontinued operations (Note 3)                            21,977
                                                                    -----------
    Total current assets                                               451,899
                                                                    -----------

Property and equipment:
  Machinery                                                            431,125
  Office equipment and furniture                                       328,386
  Leasehold improvements                                               138,776
                                                                    -----------
                                                                       898,287
  Less accumulated depreciation                                       (353,413)
                                                                    -----------
                                                                       544,874
                                                                    -----------

Other assets:
  Assets of discontinued operations (Note 3)                            20,287
  Deposits and other                                                    19,510
  Intellectual property rights, net of accumulated
    amortization of $534,315                                           265,685
  Patent and trademark applications, net of accumulated
    amortization of $77,877                                            431,286
                                                                    -----------
                                                                       736,768
                                                                    -----------

       Total assets                                                 $1,733,541
                                                                    ===========


                                   (continued)

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Continued)




                           Liabilities and Shareholders' Equity
                           ------------------------------------
Current liabilities:
  Accounts payable                                                 $    576,561
  Accrued liabilities                                                    53,230
  Note payable - related party (Note 6)                                  10,000
  Liabilities of discontinued operations (Note 3)                       402,968
                                                                   -------------

    Total liabilities - all current                                   1,042,759
                                                                   -------------

Commitments and contingencies (Notes 4, 8 and 10)

Shareholders' equity (Note 7):
  Preferred stock; $0.0001 par value;
   5,000,000 shares authorized:
   Series A; no shares issued and outstanding
   Series B; maximum of 75,000 shares issuable; no
     shares issued and outstanding
   Series C; maximum of 700,000 shares issuable; no
     shares issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     65,054,738 shares issued and outstanding                             6,505
  Additional paid-in capital                                         21,567,807
  Accumulated other comprehensive income                                190,090
  Accumulated deficit                                               (21,073,620)
                                                                   -------------
      Total shareholders' equity                                        690,782
                                                                   -------------

        Total liabilities and shareholders' equity                 $  1,733,541
                                                                   =============


See notes to the consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years Ended June 30, 2003 and 2002



                                            2003         2002
                                        ------------  -----------
Revenues                                $    37,017        4,737
                                        ------------  -----------

Operating expenses:
  Research and development                  316,403      316,438
  General and administrative              2,414,077    3,516,534
  Selling and marketing                     238,817      112,178
  Impairment of intellectual property
    and equipment(Note 1)                   210,000      104,375
                                        ------------  -----------
                                          3,179,297    4,049,525
                                        ------------  -----------

Loss from operations                     (3,142,280)  (4,044,788)
                                        ------------  -----------

Other income (expense):
  Interest income                             7,251       98,574
  Interest expense                              (38)           -
                                        ------------  -----------
                                              7,213       98,574
                                        ------------  -----------

Loss from continuing operations          (3,135,067)  (3,946,214)
                                        ------------  -----------

Discontinued operations, loss from
  operations of subsidiary (Note 3)        (882,718)    (782,858)
                                        ------------  -----------

Net loss                                $(4,017,785)  (4,729,072)
                                        ============  ===========

Basic and diluted loss per share:
  Loss from continuing operations       $     (0.05)       (0.07)
  Loss from discontinued operations           (0.02)       (0.01)
                                        ------------  -----------

Net loss per share, basic and diluted   $     (0.07)       (0.08)
                                        ============  ===========

Weighted average number of common
  shares outstanding                     61,647,688   56,194,682
                                        ============  ===========



     See notes to the consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                       Years Ended June 30, 2003 and 2002



                                                 2003         2002
                                             ------------  -----------
     Net loss                                $(4,017,785)  (4,729,072)

     Change in unrealized gain on
       securities                                   (237)        (261)

     Change in foreign currency
       translation adjustments                    48,915      135,408
                                             ------------  -----------

     Comprehensive loss                      $(3,969,107)  (4,593,925)
                                             ============  ===========


     See notes to the consolidated financial statements.

                                         NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Shareholders' Equity
                                               Years Ended June 30, 2003 and 2002



                                       Common stock                         Accumulated other                        Total
                                   -------------------     Additional         comprehensive      Accumulated     shareholders'
                                     Shares    Amount    paid-in capital      income(loss)         deficit          equity
                                   ----------  -------  -----------------  -------------------  -------------  -----------------
Balances, July 1, 2001             55,701,398  $ 5,570  $     18,451,781   $            6,265   $(12,326,763)  $      6,136,853

Common stock issued for cash in
 connection with financing
 agreement, net of $100,000
 of offering costs                  1,873,000      187           899,813                    -              -            900,000

Common stock issued for services       46,000        5            40,055                    -              -             40,060

Common stock issued upon exercise
 of stock options                      16,604        2                (2)                   -              -                  -

Warrants issued for services                -        -           104,800                    -              -            104,800

Net loss                                    -        -                 -                    -     (4,729,072)        (4,729,072)

Other comprehensive income:
  Change in unrealized gain on
   securities                               -        -                 -                 (261)             -               (261)
  Foreign currency translation
   adjustments                              -        -                 -              135,408              -            135,408
                                   ----------  -------  -----------------  -------------------  -------------  -----------------

Balances, June 30, 2002            57,637,002  $ 5,764  $     19,496,447   $          141,412   $(17,055,835)  $      2,587,788
                                   ==========  =======  =================  ===================  =============  =================


                                   (continued)

                                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Shareholders' Equity
                                        Years Ended June 30, 2003 and 2002
                                                   (Continued)


                               Common Stock      Additional    Accumulated other                       Total
                           -------------------    paid-in        comprehensive      Accumulated    shareholders'
                             Shares    Amount     Capital           income            deficit         equity
                           ----------  -------  ------------  -------------------  -------------  ---------------
Balances, July 1, 2002     57,637,002  $ 5,764  $19,496,447   $          141,412   $(17,055,835)  $    2,587,788

Common stock issued
  for services                 14,000        1        9,344                    -              -            9,345

Warrants issued for
  services                          -        -        3,190                    -              -            3,190

Common stock and
  warrants issued for
  cash (net of offering
  costs of $75,500)         7,340,348      734    1,826,032                    -              -        1,826,766

Common stock issued
  upon cashless exercise
  of warrants                  56,388        5           (5)                   -              -                -

Common stock issued upon
  cashless exercise of
  option                        7,000        1           (1)                   -              -                -

Warrant issued in
  exchange for deferred
  consulting costs                  -        -      230,400                    -              -          230,400

Extension of term of
  warrant                           -        -        2,400                    -              -            2,400

Net loss                            -        -            -                    -     (4,017,785)      (4,017,785)

Other comprehensive
  income:
    Change in unrealized
      gain on securities            -        -            -                 (237)             -             (237)
    Foreign currency
      translation
      adjustments                   -        -            -               48,915              -           48,915
                           ----------  -------  ------------  -------------------  -------------  ---------------
Balances,
  June 30, 2003            65,054,738  $ 6,505  $21,567,807   $          190,090   $(21,073,620)  $      690,782
                           ==========  =======  ============  ===================  =============  ===============


     See notes to the consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                        Years Ended June 30, 2003 and 2002


                                                                  2003         2002
                                                              ------------  -----------
Cash flows from operating activities:
 Net loss                                                     $(4,017,785)  (4,729,072)
                                                              ------------  -----------
 Adjustments to reconcile net loss to net cash used
  in operating activities from continuing operations:
  Loss from discontinued operations                               882,718      782,858
  Amortization expense                                            150,916      126,961
  Depreciation expense                                            157,393      190,716
  Amortization of deferred legal and consulting costs             107,941      824,657
  Impairment of intellectual property and equipment               210,000      104,375
  Expenses incurred in exchange for
    common stock, warrants and options                             14,935      144,860
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                      29,139      (37,570)
   Decrease (increase) in prepaid expenses                          4,001      (21,807)
   Decrease (increase) in deposits and other assets               240,013     (220,867)
   Increase in accounts payable and
     accrued liabilities                                          466,482       57,184
                                                              ------------  -----------

 Total adjustments                                              2,263,538    1,951,367
                                                              ------------  -----------

    Net cash used in operating activities
      from continuing operations                               (1,754,247)  (2,777,705)
                                                              ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications                  (239,556)    (186,297)
  Purchases of property and equipment                            (351,431)    (188,755)
  Increase in notes receivable                                          -      (85,000)
  Payments received on notes receivable                           170,779      681,721
                                                              ------------  -----------
    Net cash (used in) provided by investing activities
      from continuing operations                                 (420,208)     221,669
                                                              ------------  -----------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash                1,826,766      900,000
  Issuance of note payable - related party                         10,000            -
                                                              ------------  -----------
    Net cash provided by financing activities
      from continuing operations                                1,836,766      900,000
                                                              ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                             44,098      117,625
                                                              ------------  -----------

Net cash used in discontinued operations                         (184,877)    (458,899)
                                                              ------------  -----------

Net decrease in cash and cash equivalents                        (478,468)  (1,997,310)

Cash and cash equivalents, beginning                              679,209    2,676,519
                                                              ------------  -----------

Cash and cash equivalents, ending                             $   200,741      679,209
                                                              ============  ===========


                                   (continued)

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2003 and 2002
                                   (Continued)


                                                              2003           2002
                                                            --------       --------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $      -            120
                                                            ========       ========

Supplemental disclosure of non-cash investing and
  financing activities:
  Warrant issued in exchange for deferred consulting costs  $230,400              -
                                                            ========       ========


See notes to the consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

1.   BASIS  OF  PRESENTATION,  BUSINESS,  AND  SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

BASIS  OF  PRESENTATION:

The accompanying consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly owned subsidiary, NanoPierce Connection Systems, Inc., a Nevada Corporation
(NCOS) which was incorporated in November 2001, and its wholly owned foreign subsidiaries, NanoPierce Card Technologies GmbH, Hohenbrunn (NCT) and
ExypnoTech, GmbH (EPT), both German subsidiaries, which were incorporated in January 2000 and February 2002, respectively. During the quarter ended June 30, 2003, NCT effectively discontinued its operations (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS:

The Company is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS(TM)) and markets the PI Technology to companies in various industries for a wide range of applications.

NCOS business activities are to include the licensing, sale and or manufacturing of certain electronic products using the NCS technology. Through June 30, 2003, NCOS activities have primarily consisted of research and development, marketing and administrative functions. Prior to discontinuing operations, NCT activities consisted primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. Through June 30, 2003, EPT activities have primarily consisted of manufacturing inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The fair values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the short maturities of these instruments. The fair value of the Company's note payable-related party is not practicable to estimate, due to the related party nature of the underlying transaction.

CASH  AND  CASH  EQUIVALENTS:

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

INVENTORY:

Inventory consists primarily of chips and antennas for use in the production of inlays by EPT and is stated at the lower of cost (first-in, first-out) or market value.

DEFERRED  CONSULTING  AND  LEGAL  COSTS:

In January 2003, the Company entered into a twelve-month financial advisory and exclusive placement agent agreement with a third party, in which this party acts as financial advisor to the Company and serves as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. Compensation includes a non-refundable retainer fee, which consists of a warrant to purchase up to 450,000 shares of the Company's common stock (Notes 7 and 8). The warrant was valued at approximately $230,000 using the Black-Scholes pricing model. The deferred cost is being amortized on a straight-line basis over a twelve-month period from the date of issuance, which represents the estimated period the expenses are expected to be incurred. Through June 30, 2003, $107,941 was expensed in connection with the warrant.

In April 2001, the Company recorded deferred legal costs in exchange for the issuance of 3,125,000 shares of common stock valued at $1,000,000 ($0.32 per share). The shares were issued as a non-refundable retainer for legal services to be performed. The Company amortized these deferred costs to general and administrative expense on a straight-line basis over a one-year period ending in April 2002, which represented the estimated period the benefits of the legal costs were expected to be received. The Company amortized remaining legal costs of $824,657 during the year ended June 30, 2002.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

INTELLECTUAL  PROPERTY  RIGHTS  AND  PATENT  AND  TRADEMARK  APPLICATIONS:

The PI Technology was acquired upon the issuance of 7,250,000 shares of common stock and 100 shares of Series A preferred stock of the Company and was valued at the estimated fair value of the PI Technology at the date of acquisition based on a written cash offer from an outside third party. This third party is a manufacturer in a field, which uses the intellectual property. The intellectual property has been amortized using the straight-line method over 10 years, which was based in an average protection period of underlying patents. In conjunction with the Company's assessment of its long-lived assets, discussed below, the Company reviewed the estimated remaining useful life of the intellectual property and made a determination in the fourth quarter ended June 30, 2003 to prospectively utilize a remaining useful life of 2-5 years, which is consistent with the remaining average patent protection period of the remaining intellectual property.

Costs incurred to establish patents and trademarks are capitalized and amortized beginning at the time of the application over the shorter of the estimated useful life of the technology or patent term. Patent and trademark applications are amortized over a period of 10 years. Unsuccessful patent and trademark application costs are expensed as incurred.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                            Year              Amount
                            ----             --------
                            2004             $178,000
                            2005              178,000
                            2006              144,000
                            2007               78,000
                            2008               78,000

Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the PI Technology, along with estimates of future cash flows and projected operating information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from the long-lived assets are less than the amount of unamortized assets. Based on its evaluation, in the fourth quarter ended June 30, 2003, the Company determined that a $200,000 impairment charge to the intellectual property was necessary. The decision to record an impairment of the intellectual property was based primarily on the remaining life of the patents underlying the intellectual property and the Company's assessment of current operational and marketing activities.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

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
     Leasehold  improvements                         3  years

In the fourth quarter ended June 30, 2003, the Company made a decision to record an impairment charge of $10,000 to the net carrying amount of certain equipment of NCOS in Colorado Springs, Colorado. The decision to record an impairment of the equipment was based primarily on current and projected NCOS operations data.

In the fiscal year ended June 30, 2002, the Company made a decision to abandon certain NCS equipment located in Colorado Springs, Colorado and wrote off the $104,375 carrying amount of this equipment. The decision to abandon this NCS equipment was based primarily on NCOS's focus on WaferPierce applications of the NCS technology.

REVENUE  RECOGNITION:

Revenues from the sales of product are recognized at time of shipment. During each of the two years ended June 30, 2003, NCT performed various software development and implementation services for third parties. These services are substantially unrelated to the development and marketing of the PI Technology.

Revenues from these services are generally recorded as the services are provided and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. At June 30, 2003, there were no deferred revenues related to contract services in progress.

RESEARCH  AND  DEVELOPMENT:

Research  and  development  costs  are  expensed  as  incurred.

STOCK-BASED  COMPENSATION:

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                             2003              2002
                                         ------------       -----------

Net loss, as reported                    $(4,017,785)       (4,729,072)
Total stock-based employee compensation
expense determined under fair value
based method for all awards               (  233,000)       (  445,000)
                                         ------------       -----------
Net loss, pro forma                      $(4,250,785)       (5,174,072)
                                         ============       ===========
Net loss per share as reported           $(     0.07)       (     0.08)
Net loss per share pro forma             $(     0.07)       (     0.09)



The fair value of options granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            2003                2002
                                         ----------          ----------
Expected dividend yield                          0%                  0%
Expected stock price volatility                105%                 53%
Risk-free interest rate                        2.9%                5.0%
Expected life of options                 6.5 years           6.5 years

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

FOREIGN  CURRENCY  TRANSACTIONS:

Gains  and  losses from foreign currency transactions are included in net income
(loss). Foreign currency transaction gains and losses were not significant during the years ended June 30, 2003 and 2002.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002



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

Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (17,167,710 shares at June 30, 2003 and 10,822,661 shares at June 30, 2002)
would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS:

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, and establishes two alternative methods of transition for the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective July 1, 2002, and has applied the provisions of SFAS No. 144 in connection with its accounting for the impairment of long-lived assets, discussed above. Management does not believe the application of SFAS No. 144 resulted in a 2003 impairment charge different from that under previous accounting standards. The provisions of SFAS No. 144 were also applied in connection with the Company's accounting for discontinued operations (Note 3).

RECLASSIFICATIONS:

Certain amounts reported in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

2.   GOING  CONCERN,  RESULTS  OF  OPERATIONS,  AND  MANAGEMENT'S  PLANS:

The Company's financial statements for the year ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $4,017,785 for the year ended June 30, 2003, and an accumulated deficit of $21,073,620 as of June 30, 2003. The Company has not recognized any significant revenues from its PI technology, and the Company expects to use cash in operations during the next year. In addition, during the quarter ended June 30, 2003, NCT discontinued its operations (Note 3).

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

To address its current cash flow concerns, the Company is performing certain activities and considering certain strategies, as follows:

          (a) The Company is in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

          (b) Effective September 15, 2003, the Company entered into a joint venture with Scimaxx, LLC, a limited liability company owned by an officer and director of the Company and two former employees of NCOS. The Company has a 50% interest in the joint venture company, Scimaxx Solutions, LLC. In exchange for a 50% interest, the Company contributed the rights to utilize a license to use the technology of the Company and to utilize the facility and equipment of NCOS. Scimaxx, LLC is to contribute $50,000 in cash over a specified period of time.

          (c) Effective September 22, 2003, the Company signed a letter of intent with Meshed Systems, GmbH ("Meshed Systems"), in which
               Meshed System's to make a 100,000 Euro investment in EPT in exchange for a 51% equity interest in EPT. The letter of intent provides for Meshed Systems to manage the operations of EPT and to provide EPT with working capital on an as needed basis. The Company is to grant EPT a non-exclusive, non-royalty bearing worldwide license to utilize its ultrasonic technology. Profit sharing is to be based on the proportionate equity ownership. The license will also allow EPT to sublicense the intellectual property. Meshed Systems is managed by a former officer and director of the Company.

          (d) The Company believes sales of its products and technology license rights may provide additional funds to meet the Company's capital requirements.


3.   DISCONTINUED  OPERATIONS:

On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency filing was necessary in order to comply with specific German legal requirements. In conjunction with the insolvency filing, management made a decision in April 2003, to discontinue operations at NCT and liquidate NCT, either though the German courts, or through a self-liquidation. In September 2003, the German court rejected the application for insolvency; therefore NCT implemented a plan of self-liquidation as provided by German law. The Company anticipates that a liquidation will be completed by June 30, 2004.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

At  June  30,  2003, the carrying amounts of NCT's assets and liabilities are as follows:
          Cash                                $      10,492
          Accounts receivable                         6,345
          Other assets                                5,140
                                              -------------
             Total current assets                    21,977
                                              -------------

          Machinery, net                             14,957
          Office equipment, net                       5,330
                                              -------------
                                                     20,287
                                              -------------

             Total assets                     $      42,264
                                              =============

          Accounts payable                    $     360,122
          Accrued liabilities                        42,846
                                              -------------
             Total liabilities
                 (all current)(1)             $     402,968
                                              =============

(1) Liabilities above do not include payables to the Company of approximately $172,719 at June 30, 2003.

NCT's revenues for the years ended June 30, 2003 and 2002 reported in discontinued operations were $128,947 and $151,392, respectively. NCT incurred losses in 2003 and 2002, of $882,718 and $782,858, respectively. NCT did not incur any income taxes in 2003 or 2002.

4.   RISK  CONSIDERATIONS:

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

5.   NOTES  RECEIVABLE:

RELATED  PARTY:

At July 1, 2001, the Company had an unsecured, 5.75% note receivable from Intercell International Corporation (Intercell) of $92,500, due on demand. Intercell is a company that owns 9.8% of the Company's outstanding common stock at June 30, 2003. During the year ended June 30, 2002, the Company advanced an additional $35,000 to Intercell under this note receivable. The entire amount was collected during the year ended June 30, 2002.

OTHER:

Prior to July 1, 2001, the Company loaned $500,000 to an unrelated third party - Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. At July 1, 2001, the note balance was $375,000, of which $100,000 was received in August 2001. The note was not paid in November 2001, and therefore, in January 2002, the Company agreed to the assignment of the note ($275,000), and related accrued interest ($14,630), by Global, to a third party. This third party was an investment group involved in assisting the Company with its financing efforts. Through June 30, 2002, principal payments of $130,291 along with accrued interest of $19,300 were received. In October 2002, the remaining balance of the note ($144,709) and related interest were received in full.

In April 2002, the Company loaned $50,000 to a representative of the investment group described above in exchange for an unsecured, 8% note receivable due in October 2002. A payment of $23,930 was received in May 2002. In September 2002, the remaining balance of the note ($26,070) and related interest were received in full.

At July 1, 2001, the Company also had a $300,000 loan receivable from a third party, which was unsecured and non-interest bearing. In September 2001, the outstanding amount was received in full.

6.   NOTE  PAYABLE  -  RELATED  PARTY

In June 2003, an officer/director of the Company loaned $10,000 to the Company in exchange for an unsecured 7% note payable due in December 2003. In September 2003, an officer/director loaned the Company $30,000 in exchange for an unsecured, 7% promissory note.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

7.   SHAREHOLDERS'  EQUITY:

COMMON  STOCK:

During the quarter ended December 31, 2002, the Company sold 5,691,190 shares of restricted common stock along with warrants to purchase 4,616,191 shares of common stock at exercise prices ranging from $0.30 to $0.60 per share for cash of $1,570,459 (net of offering costs of $75,500). In connection with the issuance of 1,119,999 shares out of the total 5,691,190 issued during the quarter, the Company extended the expiration dates of existing warrants to purchase 612,500 shares of common stock held by the purchasers. These warrants were scheduled to expire from October 2002 through January 2003, and were extended for a one-year period.

During the quarter ended March 31, 2003, the Company sold 75,000 shares of restricted common stock along with warrants to purchase 75,000 shares of common stock at exercise prices ranging from $0.30 to $0.36 per share for cash of $25,000.

During the quarter ended June 30, 2003, the Company sold 1,574,158 shares of restricted common stock along with warrants to purchase 1,333,334 shares of common stock at an exercise price of $0.15 per share for cash of $231,307.

The warrants issued are exercisable immediately and include a cashless exercise provision. Warrants to purchase 1,251,191 shares of common stock have a three-year term, and warrants to purchase 4,773,334 shares of common stock have a five-year term.

Subsequent to June 30, 2003, the Company issued 969,231 shares of common stock for cash of $100,000 and for services valued at $7,600.

In March 2002, the Company increased its authorized common shares from 100,000,000 to 200,000,000.

On March 29, 2002, the Company entered into a $2,000,000 financing agreement, which consisted of two tranches of $1,000,000 each. In April 2002, the Company issued 800,000 units at $1.25 per unit under the first tranche and received $1,000,000. The closing bid price of the Company's common stock on the date of issuance was $1.31 per share. Each unit consists of one share of the Company's common stock and a warrant to purchase 1.1 shares of common stock at $1.45 per share. The warrants have a term of five years and exercise of the warrants can be cashless under certain circumstances. The Company incurred transaction costs, which were settled through a cash payment of $100,000 and the issuance of warrants to purchase 113,000 shares of the Company's common stock at $1.45 per share and warrants to purchase 80,000 shares of common stock at $1.25 per share. These warrants have a term of five years and the exercise of the warrants can be cashless under certain circumstances. The Company issued 1,073,000 common shares, which are being held by an escrow agent for the potential issuance upon the exercise of the warrants. The second tranche is no longer available to the Company, pursuant to the terms of expiration.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

Prior to July 1, 2001, the Company entered into a $15,000,000 equity financing agreement with a third party. Under the first installment of the agreement, the Company received $7,500,000 cash, net of $507,989 in offering costs, in exchange for 4,531,613 shares of the Company's common stock (approximately $1.66 per share, before offering costs), a warrant ("the Initial Warrant") to purchase an additional 453,161 shares of the Company's common stock, and a separate warrant to purchase shares of the Company's common stock ("the Vesting Warrant"). The $1.66 per share amount was based upon 80% of the average market price of the Company's common stock prior to the closing, as defined in the agreement. The Initial Warrant is exercisable immediately through October 2005 at an exercise price of $2.586 per share. Under the Vesting Warrant, on defined dates, the warrant shall vest with respect to a defined number of shares that are exercisable at $0.001 per share immediately and through October 2005. The defined dates are the 65th, 130th, and 195th trading days following the closing of the $7,500,000 transaction. The defined number of shares is equal to one-third of the initial shares (4,531,613) multiplied by an amount equal to the initial purchase price multiplied by an initial percentage (the initial percentage is equal to 115%, 125% and 140% from the 65th, 130th, and 190th days, respectively, from the initial closing date), less the reset price, which is equal to the average market value of the Company's common stock at those dates. This amount is then divided by the reset price and equals the number of shares issuable under the Vesting Warrant. For the 65th trading day, 2,143,975 shares were issued in March, 2001 for the first one-third installment under the vesting warrant.

The companies and individuals that provided the equity financing have stated that 7,418,895 shares are due for the second one-third installment under the vesting warrant and 4,545,303 shares are due for the third one-third installment under the vesting warrant. The Company does not intend to issue the shares, but has reserved the shares pursuant to a court order (Note 8). As a result of lawsuits filed, the second installment of the equity financing has not be completed.

During the years ended June 30, 2003 and 2002, the Company issued shares of common stock in exchange for services. The shares were issued for the following services and were valued at the quoted market price of the Company's common stock at the date the services were performed:

                                       2003                2002
                                       ----                ----
                                 Shares   Amount   Shares    Amount
                                 ------  --------  ------  ----------
Third parties, investment-
 related services                14,000  $  9,345  36,000  $   27,360
Employees                             -         -  10,000      12,700
                                 ------  --------  ------  ----------
                                 14,000  $  9,345  46,000  $   40,060
                                 ======  ========  ======  ==========


During the year ended June 30, 2003, the Company issued 7,000 shares of common stock in connection with an exercised stock option, and issued 56,388 shares of common stock in connection with exercised warrants.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

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

A summary of the Option Plans is as follows:

                                         2003                    2002
                                      -----------             -----------
                                             Weighted                Weighted-
                                              average                 average
                                             exercise                 exercise
                                  Shares       price      Shares       price
                                -----------  ---------  -----------  ----------
Outstanding, beginning of
  Year                           8,502,000   $    1.06   6,852,000   $     1.08
Granted                            450,000        0.62   1,675,000         0.98
Expired                         (  150,000)       2.06           -            -
Exercised                       (   14,476)       0.66  (   25,000)        0.45
                                -----------  ---------  -----------  ----------

Outstanding, end of year         8,787,524   $    1.00   8,502,000   $     1.06
                                ===========  =========  ===========  ==========

Options exercisable at
  end of year                    8,322,000   $    1.00   7,502,000   $     1.07
                                ===========  =========  ===========  ==========
Weighted-average fair value of
  options granted during the
  year at market                             $    0.52               $     0.27
                                             =========               ==========

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

The following table summarizes information about stock options outstanding as of June
30, 2003:


                     Options Outstanding                  Options Exercisable
              -------------------------------             -------------------
                          Weighted-
                           average                                           Weighted-
  Range of                remaining       Weighted-                           average
  exercise    Number of  contractual       average           Number of        exercise
   prices      options   life (years)  exercise price         options          price
------------  ---------  ------------  ---------------  -------------------  ----------
0.20 - 0.50  3,255,000          5.37  $          0.32            3,255,000  $     0.32
0.51 - 1.00   2,495,524          9.48             0.67            2,240,524        0.64
1.01 - 2.00     860,000          7.23             1.53              650,000        1.58
2.01 - 3.00   2,167,000          5.28             2.28            2,167,000        2.28
5.01 - 6.00      10,000          6.67             6.00               10,000        6.00
              ---------  ------------  ---------------  -------------------  ----------
              8,787,524          7.80  $          1.00            8,322,524  $     1.00
              =========  ============  ===============  ===================  ==========

During 2003, options to purchase 450,000 shares of the Company's common stock at exercise prices ranging from $0.61 to $0.97 per share were granted to four employees of the Company, one of whom is an officer and director of the Company. The exercise prices were equal to the market value of the Company's common stock at the date of grant and expire through 2013.

During 2002, options to purchase 1,675,000 shares of the Company's common stock, at exercise prices ranging from $0.65 to $1.47 per share, were granted to 21 employees of the Company, six of whom are or were officers and/or directors of the Company. The exercise prices were equal to the market value of the Company's common stock at the date of grant and expire through 2012.

WARRANTS:

At June 30, 2003, the following warrants to purchase common stock were outstanding:

     Number of common         Exercise          Expiration
shares covered by warrants     price               date
--------------------------  ------------  -----------------------
          70,000            $       2.81         July 2003
         522,500             0.30 - 2.17  October - December 2003
         440,000             0.25 - 1.50  January - February 2004
          20,000                    1.25  August - September 2005
       1,629,352             0.30 - 2.58  October - December 2005
          75,000             0.30 - 0.36       January 2006
         200,000                    0.65         May 2006
         650,000             0.60 - 1.25       January 2007
       3,440,000             0.50 - 0.60  October - November 2007
       1,333,334                    0.15        April 2008
       ---------
       8,380,186
       =========

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

During the year ended June 30, 2003, the Company issued warrants to purchase 20,000 shares of common stock at $1.25 per share for services received from a third party. The warrants expire in 2005. The warrants were valued at $3,190 using the Black-Scholes pricing model, which was charged to general and administrative expense.

In January 2003, the Company issued a warrant to purchase 450,000 shares of common stock with an exercise price of $0.60 per share in consideration for deferred consulting services to be received from a third party. The warrant expires in January 2010, and is exercisable immediately. The warrant provides for a cashless exercise and was valued at approximately $230,400 using the Black-Scholes pricing model (Note 8).

During the year ended June 30, 2003, the Company extended the term of an existing warrant, held by an unrelated third party, to purchase 300,000 shares of common stock at an exercise price of $0.25 per share. The warrant was to expire on February 24, 2003. The Company agreed to extend the term of the warrant by one year, through February 24, 2004. All other terms of the warrant remain unchanged. In connection with the extension of the term of the warrant, the Company recorded a $2,400 expense, using the Black-Scholes pricing model (Note 8).

During the year ended June 30, 2003, warrants to purchase 630,000 shares of common stock at an exercise price of $2.92 per share expired.

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

8.  COMMITMENTS  AND  CONTINGENCIES

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

FINANCIAL  ADVISORY  AND  PLACEMENT  AGENT  AGREEMENT:

Effective January 10, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party (the "Placement Agent"). Under the terms of the agreement, the Placement Agent is to act as financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. During the term of the agreement, the Company is prohibited from directly or indirectly offering securities, except in connection with (a) stock-based compensation issued to employees or other participants, (b) securities sold prior to February 15, 2003, and (c) securities sold in connection with bridge financing, as defined in the agreement.

Compensation to the Placement Agent consists of a retainer fee (deferred consulting costs) valued at approximately $230,400, which consists of a warrant to purchase up to 450,000 shares of the Company's common stock. Compensation also includes a $10,000 monthly advisory fee, payable in cash, beginning in June 2003. In addition, the Placement Agent is to receive a 6% fee based on the proceeds raised from a successful offering, payable in cash, along with warrants to purchase shares of the Company's common stock in an amount equal to 10% of the number of common shares issued in an offering.

FINANCING  AGREEMENT  SUIT:

In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York. In July 2003, Harvest Court, LLC filed suit against the Company, Mr. Metzinger, Ms. Kampmann, Dr. Neuhaus, Dr. Shaw and unrelated third parties in the United States District Court for the Southern District of New York, New York City, New York. The suit alleges violations of federal securities laws and common law fraud among other claims. Harvest Court is seeking various forms of relief including compensatory and punitive damages. The Company is preparing pleadings responsive to the complaint.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

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

9.     INCOME  TAXES:

The Company and its subsidiaries did not incur income tax expense for the years ended June 30, 2003 and 2002. The reconciliation between taxes computed at the statutory federal tax rate of 34% applied to the loss from continuing operations and the effective tax rate for the years ended June 30, 2003 and 2002 is as follows:

                                          2003         2002
                                      ------------  -----------
Expected income tax benefit           $(1,066,000)  (1,342,000)
Increase in valuation allowance         1,066,000    1,342,000
                                      ------------  -----------
                                      $         -            -
                                      ============  ===========


The tax effects of temporary differences that give rise to substantially all of deferred tax assets at June 30, 2003 are as follows:

     Deferred tax assets:
        Net operating loss                $ 4,010,000
     Less valuation allowance              (4,010,000)
                                          ------------
     Net deferred tax assets              $         -
                                          ============

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002

As of June 30, 2003, the Company has net operating loss carry forwards of approximately $11,800,000, which expire between 2012 and 2023. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

10.     LEASES:

The Company has entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through September 30, 2006. Future minimum lease payments under these operating leases are as follows:

                    Year ending
                    June 30,                          Amount
                    -----------                      --------
                    2004                             $124,743
                    2005                               90,901
                    2006                               66,601
                                                     --------

                                                     $282,245
                                                     ========

Aggregate rental expense in continuing operations under operating leases was $211,095 and $227,226 for the years ended June 30, 2003 and 2002, respectively.

11.  FOREIGN AND DOMESTIC OPERATIONS:

Operating results and long-lived assets of continuing operations as of June 30, 2003 and for the years ended June 30, 2003 and 2002, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                 UNITED STATES        GERMANY         TOTAL
                                 --------------       -------       ---------
     Revenues for year
       ended June 30, 2003       $        3,900        33,117          37,017
                                 ==============       =======       =========
     Revenues for year
       ended June 30, 2002       $        4,737             -           4,737
                                 ==============       =======       =========
     Long-lived assets at
       June 30, 2003             $      870,831       371,014       1,241,845
                                 ==============       =======       =========