Form 10QSB
period 2003-09-30
NANOPIERCE TECHNOLOGIES INC
filed 2003-11-14
CIK 827161

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2003

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

As of November 13, 2003 there were 66,023,969 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format          Yes      No  X
                                                               ---      ---

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM  1.  Financial  Statements                                             Page
                                                                            ----

     Independent  Accountants'  Report                                       F-1

     Condensed  Consolidated  Balance  Sheet -September 30, 2003             F-2

     Condensed  Consolidated  Statements  of  Operations  -
          Three  months  ended
          September  30,  2003  and  2002                                    F-4

     Condensed  Consolidated  Statements  of  Comprehensive
          Loss  -  Three  months  ended
          September  30,  2003  and  2002                                    F-5

     Condensed  Consolidated  Statement  of  Changes  in  Shareholders'
          Equity  -Three  months  ended  September 30, 2003                  F-6

     Condensed  Consolidated  Statements  of  Cash  Flows  -
          Three  months  ended  September 30, 2003 and 2002                  F-7

     Notes  to  Condensed Consolidated Financial Statements                  F-8

Item  2.  Management's  Discussion  and  Analysis                             1

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  4

Item  2.  Changes  in  Securities                                             5

Item  4.  Controls  and  Procedures                                           5

Item  6.  Exhibits  and  Reports  on Form 8-K                                 6

     SIGNATURES                                                               7

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board  of  Directors
NanoPierce  Technologies,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NanoPierce Technologies, Inc. and subsidiaries as of September 30, 2003, the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended September 30, 2003 and 2002, the condensed consolidated statement of changes in shareholders' equity for the three-month period ended September 30, 2003, and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

GELFOND  HOCHSTADT  PANGBURN,  P.C.


Denver,  Colorado
November  12,  2003

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)


Assets
------
Current assets:
  Cash and cash equivalents                               $   86,955
  Accounts receivable                                          9,352
  Inventory                                                   39,787
  Deferred consulting costs and other prepaid expenses        83,160
  Assets of discontinued operations (Note 2)                  26,364
                                                          -----------
    Total current assets                                     245,618
                                                          -----------

Property and equipment:
  Machinery                                                  458,601
  Office equipment and furniture                             331,113
  Leasehold improvements                                     138,776
                                                          -----------
                                                             928,490
  Less accumulated depreciation                             (415,907)
                                                          -----------
                                                             512,583
                                                          -----------

Other assets:
  Assets of discontinued operations (Note 2)                  17,653
  Deposits and other                                          19,958
  Intellectual property rights, net of accumulated
    amortization of $559,315                                 240,685
  Patent and trademark applications, net of accumulated
    amortization of $91,493                                  453,148
                                                          -----------
                                                             731,444
                                                          -----------

       Total assets                                       $1,489,645
                                                          ===========

                                   (Continued)

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                               September 30, 2003
                                  (Unaudited)
                                  (Continued)




                Liabilities and Shareholders' Equity
                ------------------------------------
Current liabilities:
  Accounts payable                                                 $    620,100
  Accrued liabilities                                                    47,618
  Notes payable - related parties (Note 4)                               75,000
  Liabilities of discontinued operations (Note 2)                       408,098
                                                                   -------------

    Total liabilities - all current                                   1,150,816
                                                                   -------------

Minority interest in joint venture (Note 5)                               1,205
                                                                   -------------

Commitments and contingencies (Notes 2, 4, 5 and 7)

Shareholders' equity (Note 6):
  Preferred stock; $0.0001 par value;
   5,000,000 shares authorized:
   Series A; no shares issued and outstanding
   Series B; maximum of 75,000 shares issuable; no
     shares issued and outstanding
   Series C; maximum of 700,000 shares issuable; no
     shares issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     66,023,969 shares issued and outstanding                             6,602
  Additional paid-in capital                                         21,671,345
  Accumulated other comprehensive income                                188,161
  Accumulated deficit                                               (21,528,484)
                                                                   -------------
      Total shareholders' equity                                        337,624
                                                                   -------------

        Total liabilities and shareholders' equity                 $  1,489,645
                                                                   =============

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                        -------------------------
                                            2003         2002
                                        ------------  -----------
Revenues                                $    25,051            -
                                        ------------  -----------

Operating expenses:
  Research and development                   46,655       95,173
  General and administrative                414,075      634,173
  Selling and marketing                      24,180       66,953
                                        ------------  -----------
                                            484,910      796,299
                                        ------------  -----------

Loss from operations                     (  459,859)  (  796,299)
                                        ------------  -----------

Other income (expense):
  Interest income                             3,418       10,288
  Minority interest in joint
    Venture loss (Note 5)                     3,794            -
  Interest expense                       (      297)           -
                                        ------------  -----------
                                              6,915       10,288
                                        ------------  -----------

Loss from continuing operations          (  452,944)  (  786,011)
                                        ------------  -----------

Discontinued operations, loss from
  operations of subsidiary (Note 2)      (    1,920)  (  232,714)
                                        ------------  -----------

Net loss                                $ ( 454,864)  (1,018,725)
                                        ============  ===========

Basic and diluted loss per share:
  Loss from continuing operations       $ (    0.01)  (     0.02)
  Loss from discontinued operations       (       -)  (        -)
                                        ------------  -----------

Net loss per share, basic and diluted   $ (    0.01)  (     0.02)
                                        ============  ===========

Weighted average number of common
  shares outstanding                     62,404,043   57,643,545
                                        ============  ===========

     See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Loss
                 Three Months Ended September 30, 2003 and 2002
                                  (Unaudited)


                              ------------------------
                                 2003         2002
                              -----------  -----------
Net loss                      $ (454,864)  (1,018,725)

Change in unrealized gain on
  securities                        (119)        (118)

Change in foreign currency
  translation adjustments      (   1,810)  (    4,900)
                              -----------  -----------

Comprehensive loss            $( 456,793)  (1,023,743)
                              ===========  ===========

See notes to condensed consolidated financial statements.

                              NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   Three Months Ended September 30, 2003
                                                (Unaudited)


                                                               Accumulated
                              Common Stock        Additional      other                         Total
                          ----------------------   paid-in    comprehensive   Accumulated   shareholders'
                            Shares      Amount     capital        income        deficit        equity
                          ----------  ----------  ----------  --------------  ------------  --------------
Balances, July 1, 2003    65,054,738  $    6,505  21,567,807        190,090   (21,073,620)        690,782

Common stock issued
  for cash                   769,231          77      99,923              -             -         100,000

Common stock issued
  in satisfaction of
  payable                    200,000          20       3,615              -             -           3,635

Net loss                           -           -           -              -      (454,864)       (454,864)

Other comprehensive
  income:
    Change in unrealized
      gain on securities           -           -           -           (119)            -            (119)
    Foreign currency
      translation
      adjustments                  -           -           -         (1,810)            -          (1,810)
                          ----------  ----------  ----------  --------------  ------------  --------------
Balances,
  September 30, 2003      66,023,969  $    6,602  21,671,345        188,161   (21,528,484)        337,624
                          ==========  ==========  ==========  ==============  ============  ==============

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2003 and 2002
                                  (Unaudited)


                                                               2003         2002
                                                           ------------  -----------
Cash flows from operating activities:
 Net loss                                                  $(  454,864)  (1,018,725)
                                                           ------------  -----------
 Adjustments to reconcile net loss to net cash used
  in operating activities from continuing operations:
  Loss from discontinued operations                              1,920      232,714
  Amortization expense                                          38,616       32,239
  Depreciation expense                                          33,026       35,189
  Amortization of deferred consulting costs                     58,073            -
  Minority interest in joint venture                        (    3,794)           -
  Expenses incurred in exchange for
    common stock, warrants and options                               -       12,535
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                               9,780       56,598
   Decrease in prepaid expense                                  27,818       20,450
   Increase in deposits and other assets                    (      330)    (    683)
   Increase in accounts payable and
     accrued liabilities                                        44,764       78,053
                                                           ------------  -----------
 Total adjustments                                             209,873      467,095
                                                           ------------  -----------

    Net cash used in operating activities
      from continuing operations                            (  244,991)  (  551,630)
                                                           ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications                (35,480)    ( 19,973)
  Purchase of property and equipment                           ( 1,575)    (  2,938)
  Payments received on note receivable                               -       95,862
                                                           ------------  -----------
    Net cash (used in) provided by investing activities
      from continuing operations                               (37,055)      72,951
                                                           ------------  -----------

Cash flows from financing activities:
  Issuance of common stock for cash                            100,000            -
  Cash received in conjunction with joint venture                5,000            -
  Proceeds from notes payable                                   65,000            -
                                                           ------------  -----------
    Net cash provided by financing activities
      from continuing operations                               170,000            -
                                                           ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                           2,359       (3,711)
                                                           ------------  -----------

Net cash used in discontinued operations                      (  4,097)      (  738)
                                                           ------------  -----------

Net decrease in cash and cash equivalents                     (113,784)  (  483,128)

Cash and cash equivalents, beginning                           200,739      679,209
                                                           ------------  -----------

Cash and cash equivalents, ending                          $    86,955      196,081
                                                           ============  ===========

Supplemental disclosure of non-cash financing activities:
  Issuance of common stock in satisfaction of payable      $     3,635            -
                                                           ============  ===========

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

1.  Business,  Organization  and  Summary  of  Significant  Accounting
    Policies:

Presentation  of  Interim  Information:

The accompanying condensed consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly owned subsidiary, NanoPierce Connection Systems, Inc., a Nevada Corporation (NCOS) which was incorporated in November 2001, and its wholly owned foreign subsidiaries, NanoPierce Card Technologies GmbH, Hohenbrunn (NCT) and ExypnoTech, GmbH (EPT), both German subsidiaries, which were incorporated in January 2000 and February 2002, respectively, and its joint venture Scimaxx Solutions, LLC ("Scimaxx Solutions"), a Colorado limited liability company, which was formed in September 2003 (Note 5). During the fiscal year ended June 30, 2003, NCT effectively discontinued its operations (Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. It is the Company's opinion that when the interim statements are read in conjunction with the June 30, 2003 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The Company's financial statements for the three months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $454,864 for the three months ended September 30, 2003, and an accumulated deficit of $21,528,484 as of September 30, 2003. The Company has not recognized any significant revenues from its PI technology, and the Company expects to use cash in operations during the next year. In addition, a letter of intent with Meshed Systems, GmbH ("Meshed Systems"), in which Meshed Systems was to make a 100,000 Euro investment in EPT for a 51% equity interest was cancelled in November 2003. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

To address its current cash flow concerns, the Company issued 769,231 shares of common stock in exchange for $100,000 cash during the three months ended
September 30, 2003 (Note 6). The Company is in discussions with investment bankers and financial institutions attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt (Note 7).

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

NCOS business activities are to include the licensing, sale and/or manufacturing of certain electronic products using the NCS technology. Through September 30, 2003, NCOS activities have primarily consisted of research and development, marketing and administrative functions. Prior to discontinuing operations, NCT activities consisted primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. Through September 30, 2003, EPT activities have primarily consisted of manufacturing inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Beginning in September 2003, Scimaxx Solutions activities primarily represent research and development and marketing functions.

Business  Risk:

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principle products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

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

Loss  Per  Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (17,097,710 shares at September 30, 2003 and 10,927,661 shares at September 30, 2002) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock  Based  Compensation:

SFAS No. 123, Accounting for Stock Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the three months ended September 30, 2003 and 2002, respectively, would have changed to the pro forma amounts indicated below:

                                          September 30,   September 30,
                                              2003             2002
                                         ---------------  --------------

Net loss, as reported                    $   (  454,864)     (1,018,725)
Total stock-based employee compensation
expense determined under fair value
based method for all awards                           -      (   58,000)
                                         ---------------  --------------
Net loss, pro forma                      $   (  454,864)     (1,076,725)
                                         ===============  ==============
Net loss per share as reported           $   (     0.01)     (     0.02)
Net loss per share pro forma             $   (     0.01)     (     0.02)

The fair value of options granted during the three months ended September 30, 2002 (Note 6) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected  dividend  yield                               0%
     Expected  stock  price  volatility                    105%
     Risk-free  interest  rate                             2.9%
     Expected  life  of  options                      6.5  years

No  options  were  granted  during  the  three  months ended September 30, 2003.

Recently  Issued  Accounting  Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after December 15, 2003, for VIE's created prior to February 1, 2003. The Company is not a party to any VIE's created prior to January 31, 2003. The Company has applied the provisions of FIN 46 in connection with a September 15, 2003 investment in a joint venture (Note 5).

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

2.  Discontinued  Operations:

On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency filing was necessary in order to comply with specific German legal requirements. In conjunction with the insolvency filing, management made a decision in April 2003, to discontinue operations at NCT and liquidate NCT, either though the German courts, or through a self-liquidation. In September 2003, the German court rejected the application for insolvency; therefore NCT implemented a plan of self-liquidation as provided by German law. The Company anticipates that liquidation will be completed by June 30, 2004.

At September 30, 2003, the carrying amounts of NCT's assets and liabilities are as follows:

          Cash                                 $14,502
          Accounts receivable                    9,890
          Other assets                           1,972
                                              --------
             Total current assets               26,364
                                              --------

          Machinery, net                        12,885
          Office equipment, net                  4,768
                                              --------
                                                17,653
                                              --------

             Total assets                     $ 44,017
                                              ========

          Accounts payable                    $385,168
          Accrued liabilities                   22,930
                                              --------
             Total liabilities
                 (all current)(1)             $408,098
                                              ========

(1) Liabilities above do not include payables to the Company of approximately $176,075 at September 30, 2003.

NCT's revenues for the three months ended September 30, 2003 and 2002 reported in discontinued operations were $692 and $59,174, respectively. NCT incurred losses in the three months ended September 30, 2003 and 2002, of $1,920 and $232,714, respectively. NCT did not incur any income taxes during these periods.

3.  Note  receivable:

During the three months ended September 30, 2002, the Company received $95,862 on an existing 5% unsecured loan receivable.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

4.  Notes  Payable  -  Related  Parties:

In June 2003, an officer/director of the Company loaned $10,000 to the Company in exchange for an unsecured 7% promissory note due in December 2003. In September 2003, the same officer/director loaned the Company an additional $30,000 in exchange for an unsecured, 7% promissory note, due in September 2004.

In September 2003, Intercell International Corporation, an affiliate of the Company, loaned the Company $35,000 in exchange for an unsecured, 7% promissory note due in September 2004. In November 2003, Intercell International Corporation loaned the Company $100,000 in exchange for a 7% promissory note due in November 2004. This promissory note is collateralized by an assignment of a 51% interest in the proceeds, if any, the Company may receive in connection with the Financing Agreement litigation (Note 7).

5.  Investment in Joint  Venture  Interest:

On September 15, 2003, the Company entered into a joint venture agreement with Scimaxx, LLC, an entity related to the Company in that a member of Scimaxx, LLC is an officer/director of the Company. The name of the joint venture is Scimaxx Solutions, LLC. The purpose of the joint venture is to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity.

The Company received a 50% interest in the joint venture in exchange for the contribution of NCOS fixed assets with a carrying value of approximately $132,000 at September 15, 2003. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC is to invest $50,000 cash, of which $5,000 has been received as of September 30, 2003. The terms of the joint venture provide for the Company to share in 50% of joint venture net profits, if any. The Company is to share in 50% of joint venture net losses beyond the first $50,000. The Company has a 49% voting interest in the joint venture.

Scimaxx Solutions is considered to be a VIE based on criteria established under FIN 46. The Company has consolidated this VIE based on a determination that the Company is the primary beneficiary. Minority interest at September 30, 2003, represents Scimaxx, LLC's proportionate share of the joint venture equity.

Through the three months ended September 30, 2003, Scimaxx Solutions recognized a loss of $3,794.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

6.  Shareholders'  Equity:

During the three months ended September 30, 2003, the Company sold 769,231 shares of restricted common stock for cash of $100,000. The Company also issued 200,000 shares of restricted common stock in satisfaction of a $3,635 payable.

During the three months ended September 30, 2003, warrants to purchase 70,000 shares of common stock at an exercise price of $2.81 per share expired.

During the three months ended September 30, 2002, the Company granted stock options to purchase 85,000 shares of common stock at exercise prices of $0.58 to $0.97 per share to employees of the Company.

7.  Commitments  and  Contingencies:

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

Compensation to the Placement Agent consists of a retainer fee (deferred consulting costs) valued at approximately $230,400, which consists of a warrant to purchase up to 450,000 shares of the Company's common stock. The cost of the warrant is being amortized over a twelve-month period from the date of issuance of the warrant. During the three months ended September 30, 2003, $58,073 was expensed in connection with the warrant. Compensation also includes a $10,000 monthly advisory fee, payable in cash, beginning in June 2003. In addition, the Placement Agent is to receive a 6% fee based on the proceeds raised from a successful offering, payable in cash, along with warrants to purchase shares of the Company's common stock in an amount equal to 10% of the number of common shares issued in an offering.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          Three Months Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

8.  Foreign  and  Domestic  Operations:

The Company's revenues from continuing operations during the three-month period ended September 30, 2003 were generated solely in Germany. There were no revenues from continuing operations during the three-month period ended September 20, 2002. There was no significant amount of transfers between geographic areas. Long-lived assets at September 30, 2003, by geographic area are as follows:


            United  States                                  $  855,458
            Germany                                            350,958
                                                            ----------

            Total                                           $1,206,416
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

RESULTS  OF  OPERATIONS

     On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency filing was necessary, in the view of the Company, in order to comply with specific German legal requirements. NCT is presented as discontinued operations in the Company's consolidated financial statements.
During the three months ended September 30, 2003, NCT had losses of $1,920 compared to losses of $232,714 during the three months ended September 30, 2002. In September 2003, the court rejected the application for insolvency and the Company is now under self-liquidation in accordance with German law.

     The Company recognized $25,051 in revenues from continuing operations during the three months ended September 30, 2003. The $25,051 in revenues was generated from the sale of inlay components to customers by ExypnoTech. The
Company expects to continue to generate revenues in the future from the preparation of inlays for those customers for which it has non-disclosure agreements and cooperation agreements and from the sale of inlays through ExypnoTech.

     The Company recognized $3,418 in interest income during the three months ended September 30, 2003 compared to $10,288 during the three months ended September 30, 2002. The decrease of $6,870 is due primarily to the use of cash to support operations.

     Total operating expenses from continuing operations during the three months ended September 30, 2003 were $484,910 compared to $796,299 for the three months ended September 30, 2002. The decrease of $311,389 is primarily attributable to a decrease in general and administrative expenses, as described below.

     General and administrative expenses during the three months ended September 30, 2003 were $414,075 compared to $634,173 for the three months ended September 30, 2002. The decrease of $220,098 is primarily attributable to a $75,990 decrease in legal expenses and a $221,993 decrease in payroll expenses, offset by an increase of $52,173 in consulting expenses. Selling and marketing expenses during the three months ended September 30, 2003 were $24,180 compared to $66,953 during the three months ended September 30, 2002. The decrease of $42,773 was due to a decrease in marketing activities throughout the Company. Research and development expenses during the three months ended September 30, 2003 were $46,655 compared to $95,173 for the three months ended September 30, 2002. The decrease of $48,518 was due to an decrease in activities at the Company's subsidiaries in connection with the further development and expansion of the NCS(TM) technology.

     During the three months ended September 30, 2003, the Company recognized a net loss of $454,864 compared to a net loss of $1,018,725 during the three months ended September 30, 2002. The decrease of $563,861 is primarily attributable to the decrease of $311,389 in operating expenses and a decrease in the loss from discontinued operations of $230,794.

LIQUIDITY  AND  FINANCIAL  CONDITION

     The Company's current operations are not generating positive cash flows. During the three months ended September 30, 2003, the Company sold 769,231 shares of common stock for $100,000. The funds were raised to support operations.

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

     During the three months ended September 30, 2003, an officer and director of the Company loaned $30,000 to the Company in exchange for an unsecured 7% promissory note due in September 2004. During the fiscal year ended June 30, 2003, the same officer and director of the Company loaned $10,000 to the Company in exchange for an unsecured 7% promissory note due in December 2003. At
September  30,  2003,  the  note  balances  were  $40,000.

     During the three months ended September 30, 2003, Intercell International Corporation, an affiliate of the Company, loaned the Company $35,000 in exchange for an unsecured 7% promissory note due in September 2004. At September 30, 2003, the note balance was $35,000.

     In November 2003, Intercell International Corporation loaned the Company $100,000 in exchange for a 7% promissory note due in November 2004. The promissory note is collateralized by an assignment of a 51% interest in and to the proceeds, if any, that the Company may receive as a result of the Financing Agreement litigation.

     During the three months ended September, 2003, the Company expanded the scope of its patent and trademark applications. The intellectual property is being amortized using the straight-line method over ten years. On September 30, 2003, the Company has net patent and trademark applications costs of $453,148, compared to $255,380 on September 30, 2002. The increase of $195,768 was primarily due to the Company's efforts to increase patent and trademark protection overseas.

PLAN  OF  OPERATIONS

     In September 2003, the Company formed a joint venture with Scimaxx, LLC. The joint venture, Scimaxx Solutions, LLC is to market the Company's technology. Scimaxx LLC, is owned by an officer and director of the Company and two former employees of the Company. In return for 50% ownership of the Scimaxx Solutions, LLC, the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. The Company is not required to make any cash contributions to the joint venture. Operating capital is to be provided by Scimaxx, LLC.

On September 22, 2003, the Company signed a letter of intent with Meshed Systems, GmbH ("Meshed Systems"), in which Meshed Systems was to make a 100,000 Euro investment in ExypnoTech for a 51% equity interest. The letter of intent provided for the transaction to close on November 7, 2003. This transaction did not close on November 7, 2003, and the letter of intent has been cancelled.

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

ITEM  2.     CHANGES  IN  SECURITIES

     The Company made the following unregistered sales of its securities from July 1, 2003 to September 30, 2003.

DATE OF    TITLE OF    NO. OF
 SALE     SECURITIES   SHARES        CONSIDERATION            PURCHASER
-------  ------------  -------  -----------------------  -------------------
7/21/03  Common Stock  769,231  Financing                Neptune Investment
                                                         Group

7/22/03  Common Stock  200,000  Payment in satisfaction  Thompson & Lowe, PC of payable

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS

             Exhibit 11 Computation of Net Loss Per Share

             Exhibit 31 Certifications pursuant to Section 302 of the
                        Sarbanes-Oxley Act

             Exhibit 32 Certifications pursuant to Section 906 of the
                        Sarbanes-Oxley  Act

     (b)     FORM  8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NANOPIERCE  TECHNOLOGIES,  INC.
                                    (REGISTRANT)

Date:  November  14,  2003          /s/  Paul  H.  Metzinger
                                    -------------------------------
                                    Paul  H.  Metzinger,  President  &  CEO


Date: November 14, 2003             /s/ Kristi J. Kampmann
                                    ---------------------------------
                                    Kristi  J.  Kampmann,
                                       Chief  Financial  Officer