Form 10QSB
period 2003-12-31
NANOPIERCE TECHNOLOGIES INC
filed 2004-02-17
CIK 827161

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                   84-0992908
                ------                                   ----------
    (State or other jurisdiction of                   (I.R.S.employer
     incorporation or organization)                identification number)

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

As of February 16, 2004 there were 86,058,435 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format     Yes     No X
                                                     ---    ---

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements                                            Page
                                                                           ----

     Independent  Accountants'  Report                                      F-1

     Condensed  Consolidated  Balance  Sheet  -December 31, 2003            F-2

     Condensed  Consolidated  Statements  of  Operations  -
          Six  and  three  months  ended
          December  31,  2003  and  2002                                    F-3

     Condensed  Consolidated  Statements  of  Comprehensive
          Loss  -  Six  and  three  months  ended
          December  31,  2003  and  2002                                    F-4

     Condensed  Consolidated  Statement  of  Changes  in  Shareholders'
          Equity  -Six  months  ended  December  31,  2003                  F-5

     Condensed  Consolidated  Statements  of  Cash  Flows  -
          Six months ended December 31, 2003 and 2002                       F-6

     Notes  to  Condensed Consolidated Financial Statements                 F-7

Item  2.  Management's  Discussion  and  Analysis                             1

Item  3.  Controls  and  Procedures                                           5

PART  II  -  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on Form 8-K                                 5

     SIGNATURES                                                               6

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

Board  of  Directors
NanoPierce  Technologies,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NanoPierce Technologies, Inc. and subsidiaries as of December 31, 2003, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2003 and 2002, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended December 31, 2003, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
February 13, 2004

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                December 31, 2003
                                   (Unaudited)


                              Assets
                              ------
Current assets:
  Cash and cash equivalents                                         $     26,111
  Prepaid expenses                                                         6,785
  Assets of discontinued operations (Note 2)                               3,501
                                                                    -------------
    Total current assets                                                  36,397
                                                                    -------------

Property and equipment:
  Office equipment and furniture                                          66,356
  Leasehold improvements                                                 138,776
                                                                    -------------
                                                                         205,132
  Less accumulated depreciation                                         (177,190)
                                                                    -------------
                                                                          27,942
                                                                    -------------

Other assets:
  Deposits and other                                                      13,518
  Intellectual property rights, net of accumulated
    amortization of $584,315                                             215,685
  Patent and trademark applications, net of accumulated
    amortization of $110,652                                             446,165
  Investments in affiliates (Notes 4 and 5)                              381,051
                                                                    -------------
                                                                        1,056,419
                                                                    -------------

       Total assets                                                 $  1,120,758
                                                                    =============


                 Liabilities and Shareholders' Equity
                 ------------------------------------

Current liabilities:
  Accounts payable                                                  $    526,892
  Accrued liabilities                                                     12,843
  Notes payable, related parties (Note 6)                                175,000
  Liabilities of discontinued operations (Note 2)                        374,361
                                                                    -------------
    Total liabilities  (all current)                                   1,089,096
                                                                    -------------

Commitments and contingencies (Notes 5, 8 and 10)

Shareholders' equity (Note 7):
  Preferred stock; $0.0001 par value; none issued and outstanding;
   5,000,000 shares authorized
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     66,023,969 shares issued and outstanding                              6,602
  Additional paid-in capital                                          21,671,345
  Accumulated other comprehensive income                                 184,233
  Accumulated deficit                                                (21,830,518)
                                                                    -------------
      Total shareholders' equity                                          31,662
                                                                    -------------

        Total liabilities and shareholders' equity                  $  1,120,758
                                                                    =============

See notes to condensed consolidated financial statements.

                              NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Condensed Consolidated Statements of Operations
                                                (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                December 31,               December 31,
                                        --------------------------  --------------------------
                                            2003          2002          2003          2002
                                        ------------  ------------  ------------  ------------
Revenues                                $     3,398         9,227        28,449         9,227
                                        ------------  ------------  ------------  ------------

Operating expenses:
  Research and development                    6,398        92,876        53,053       184,787
  General and administrative                284,055       535,259       694,338     1,165,981
  Selling and marketing                      15,529        67,458        39,709       134,411
                                        ------------  ------------  ------------  ------------
                                            305,982       695,593       787,100     1,485,179
                                        ------------  ------------  ------------  ------------

Loss from operations                    (   302,584)  (   686,366)  (   758,651)  ( 1,475,952)
                                        ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                             4,781         1,368         8,199         4,948
  Equity losses of affiliates           (    19,833)                (    19,833)
  Interest expense                      (     2,493)            0   (     2,790)            -
                                        ------------  ------------  ------------  ------------
                                        (    17,545)        1,368   (    14,424)        4,948
                                        ------------  ------------  ------------  ------------

Loss from continuing operations         (   320,129)  (   684,998)  (   773,075)  ( 1,471,004)
                                        ------------  ------------  ------------  ------------

Discontinued operations, income (loss)
  from operations of subsidiary              18,097      (170,507)        16,177  (   403,226)
                                        ------------  ------------  ------------  ------------

Net loss                                $(  302,032)  (   855,505)  (   756,898)  ( 1,874,230)
                                        ============  ============  ============  ============

Basic and diluted loss per share:
  Loss from continuing operations        (        *)  (      0.01)  (      0.01)  (      0.02)
                                        ------------  ------------  ------------  ------------
  Loss from discontinued operations      (        *)  (         -)  (         -)  (      0.01)
                                        ------------  ------------  ------------  ------------

Net loss per share, basic and diluted   $(        *)  (      0.01)  (      0.01)  (      0.03)
                                        ============  ============  ============  ============

Weighted average number of common
  shares outstanding                     66,023,929    60,593,585    65,912,263    59,117,467
                                        ============  ============  ============  ============

     * Less than $(0.01) per share.

See notes to condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                                    (Unaudited)

                                   Three Months Ended           Six Months Ended
                              --------------------------  --------------------------
                                      December 31,                December 31,
                              --------------------------  --------------------------
                                  2003          2002          2003          2002
                              ------------  ------------  ------------  ------------
Net loss                      $(  302,032)  (   855,505)  (   756,898)  ( 1,874,230)

Change in unrealized gain on
  Securities                            -            47   (       119)  (        71)

Change in foreign currency
  translation adjustments      (    3,928)       25,309   (     5,738)       30,209
                              ------------  ------------  ------------  ------------

Comprehensive loss            $(  305,960)  (   830,149)  (   762,755)  ( 1,844,092)
                              ============  ============  ============  ============

See notes to condensed consolidated financial statements.

                                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Changes in Shareholders' Equity
                                       Six Months Ended December 31, 2003
                                                  (Unaudited)

                                 Common Stock         Additional    Accumulated other                    Total
                          -------------------------     paid-in       comprehensive     Accumulated  shareholders'
                             Shares       Amount        capital          income           deficit        equity
                          ------------  -----------  -------------  -----------------  ------------  -------------
Balances, July 1, 2003      65,054,738  $     6,505     21,567,807           190,090   (21,073,620)       690,782

Common stock issued
  for cash                     769,231           77         99,923                 -             -        100,000

Common stock issued
  in satisfaction of
  payable                      200,000           20          3,615                 -             -          3,635

Net loss                             -            -              -                 -      (756,898)      (756,898)

Other comprehensive
  Income (loss):
    Change in unrealized
      gain on securities             -            -              -              (119)            -           (119)
    Foreign currency
      translation
      adjustments                    -            -              -            (5,738)            -         (5,738)
                          ------------  -----------  -------------  -----------------  ------------  -------------
Balances,
  December 31, 2003         66,023,969  $     6,602     21,671,345           184,233   (21,830,518)        31,662
                          ============  ===========  =============  =================  ============  =============

See notes to condensed consolidated financial statements.

                   NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                     Six Months Ended December 31, 2003 and 2002
                                     (Unaudited)

                                                               2003         2002
                                                           ------------  -----------
Cash flows from operating activities:
 Net loss                                                  $(  756,898)  (1,874,230)
                                                           ------------  -----------
 Adjustments to reconcile net loss to net cash used
  in operating activities from continuing operations:
  Loss (income) from discontinued operations                (   16,177)     403,226
  Amortization expense                                          82,775       66,316
  Depreciation expense                                          17,485       70,819
  Equity losses of affiliates                                   19,833
  Amortization of deferred consulting costs                    116,147            -
  Stock-based compensation expense                                   -       12,535
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                    2,000      (90,929)
   Decrease (increase) in prepaid expense                       45,275      (55,529)
   Decrease  in deposits and other assets                        7,295        9,309
   Increase in accounts payable and
     accrued liabilities                                        90,986      177,252
                                                           ------------  -----------
 Total adjustments                                             365,619      592,999
                                                           ------------  -----------

    Net cash used in operating activities
      from continuing operations                            (  391,279)  (1,281,231)
                                                           ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications             (   47,654)  (   56,772)
  Purchases of property and equipment                       (    1,575)  (   13,003)
  Payments received on notes receivable                              -      170,779
  Cash effect of ExypnoTech deconsolidation                 (  115,151)           -
                                                           ------------  -----------
    Net cash (used in) provided by investing activities
      from continuing operations                            (  164,380)     101,004
                                                           ------------  -----------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash               100,000    1,570,459
  Proceeds from notes payable                                  165,000            -
                                                           ------------  -----------
    Net cash provided by financing activities
      from continuing operations                               265,000    1,570,459
                                                           ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                         123,023        4,937
                                                           ------------  -----------

Net cash used in discontinued operations                    (    6,992)  (    2,239)
                                                           ------------  -----------

Net (decrease) increase in cash and cash equivalents          (174,628)     392,930

Cash and cash equivalents, beginning                           200,739      679,209
                                                           ------------  -----------

Cash and cash equivalents, ending                          $    26,111    1,072,139
                                                           ============  ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $         -        5,923
                                                           ============  ===========
Supplemental disclosure of non-cash financing activities:
  Issuance of common stock in satisfaction of payable      $     3,635            -
                                                           ============  ===========

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

1.  Business,  Organization  and  Summary  of  Significant  Accounting
----------------------------------------------------------------------
    Policies:
    ---------

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly-owned subsidiary, NanoPierce Connection Systems, Inc., a Nevada Corporation (NCOS), its wholly-owned foreign subsidiary, NanoPierce Card Technologies GmbH, Hohenbrunn (NCT), and ExypnoTech, GmbH (EPT, formed in February 2002) through December 11, 2003 (Note 4). During the fiscal year ended June 30, 2003, NCT effectively discontinued its operations (Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's financial statements for the six months ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $756,898 for the six months ended December 31, 2003, and an accumulated deficit of $21,830,518 as of December 31, 2003. The Company has not recognized any significant revenues from its PI technology, the Company's subsidiary NCT is under a plan of self-liquidation and in December 2003, the Company sold a controlling 51% interest in EPT.

In January 2004, the Company entered into an equity financing agreement, of which the Company received $2 million upon the issuance of restricted common stock(Note 10). The Company intends to use these funds to support operations and for possible business acquisitions.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

Business:

The Company is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS ) and has begun to market the PI Technology to companies in various industries for a wide range of applications.

NCOS business activities are to include the licensing, sale and/or manufacturing of certain electronic products using the NCS technology. Through December 31, 2003, NCOS activities have primarily consisted of research and development, marketing and administrative functions. Prior to discontinuing operations, NCT activities consisted primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. Through December 31, 2003, EPT activities have primarily consisted of manufacturing inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Scimaxx Solutions activities primarily represent research and development and marketing functions.

Business  Risk:

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principle products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

International  Operations:

NCT and EPT operations are located in Germany. NCT and EPT transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environments, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

Loss Per Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares 14,695,210 shares at December 31, 2003 and 14,003,852 shares at December 31, 2002) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the six months ended December 31, 2003 and 2002, respectively, would have changed to the pro forma amounts indicated below:

                                          December 31,   December 31,
                                              2003           2002
                                         --------------  -------------
Net loss, as reported                    $  (  756,898)   ( 1,874,230)
Total stock-based employee compensation
 expense determined under fair value
 based method for all awards                         -    (    58,000)
                                         --------------  -------------
Net loss, pro forma                      $  (  756,898)   ( 1,932,230)
                                         ==============  =============
Net loss per share as reported           $  (     0.01)   (      0.03)
Net loss per share pro forma             $  (     0.01)   (      0.03)

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

The fair value of options granted during the six months ended December 31, 2002 (Note 7) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected  dividend  yield                             0%
     Expected  stock  price  volatility                  105%
     Risk-free  interest  rate                           2.9%
     Expected  life  of  options                    6.5  years

No  options  were  granted  during  the  six  months  ended  December  31, 2003.

Recently  Issued  Accounting  Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date of this interpretation has been extended until the first fiscal period ending after December 15, 2003.

2.  Discontinued  Operations:
-----------------------------

On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency filing was necessary in order to comply with specific German legal requirements. In conjunction with the insolvency filing, management made a decision in April 2003 to discontinue operations at NCT and liquidate NCT, either though the German courts or through a self-liquidation. In September 2003, the German courts rejected the application for insolvency; therefore NCT implemented a plan of self-liquidation as provided by German law. The Company anticipates that liquidation will be completed by June 30, 2004.

At December 31, 2003, NCT's remaining asset is cash of $3,501, and its liabilities consist of accounts payable of $374,361 (excluding intercompany payables of approximately $179,495).

NCT's revenues for the six months ended December 31, 2003 and 2002 reported in discontinued operations were $0 and $96,527, respectively. NCT recorded income for the six months ended December 31, 2003 of $16,177, which was due to gains recognized from the sale of equipment and the extinguishment of certain accrued expenses. NCT recorded a loss for the six months ended December 31, 2002 of $403,226. NCT did not incur any income taxes during these periods.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

3.  Notes  receivable:
----------------------

During the six months ended December 31, 2002, two notes receivable were paid. The Company received $144,709 under a 5%, unsecured note receivable and $26,070 under an 8%, unsecured note receivable.

4.  Investment  in  EPT:
------------------------

On December 11, 2003, an unrelated German entity agreed to purchase a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 was received as of December 31, 2003. As a result of the Company's reduced ownership interest and loss of control of EPT, the Company deconsolidated EPT as of December 11, 2003, and began accounting for its investment in EPT under the equity method of accounting at that time. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($270,876 at December 31, 2003) is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period. Equity losses of EPT for the period from December 11, 2003 through December 31, 2003 were not material.

Unaudited condensed financial information of EPT as of December 31, 2003, and for the six month periods ended December 31, 2003 and 2002 are as follows:

          Assets:
               Current assets                    $153,988
               Other                              352,837
                                                 --------

            Total assets                         $506,825
                                                 ========

          Liabilities and members' equity:
               Current liabilities               $173,163
               Members' equity                    333,662
                                                 --------
          Total liabilities and members' equity  $506,825
                                                 ========

                                  Three Months Ended
                                     December 31,
                              ------------------------
                                  2003         2002
                              -----------  -----------
          Revenues            $   28,449   $    9,227
          Costs and expenses    (158,882)    (199,906)
                              -----------  -----------
          Net loss            $ (130,433)  $ (190,679)
                              ===========  ===========

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

Pro forma results of operations for the six months ended December 31, 2003 and 2002, assuming the deconsolidation of EPT occurred as of July 1, 2003 and 2002, are as follows:

                                              2003          2002
                                          ------------  -------------

     Revenues                             $         -   $          -
     Operating expenses                   $(  138,347)  $( 1,271,098)
     Net loss                             $(  756,898)  $( 1,874,230)

5.   Investment in Joint Venture Interest:
------------------------------------------

On September 15, 2003, the Company entered into a joint venture agreement with Scimaxx, LLC, an entity related to the Company in that a member of Scimaxx, LLC is an officer/director of the Company. The name of the joint venture is Scimaxx Solutions, LLC. (Scimaxx Solutions, a Colorado Limited liability Company formed in September 2003). The purpose of the joint venture is to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity.

The Company received a 50% interest in the joint venture in exchange for a contribution of NCOS equipment with a carrying value of approximately $132,000 at September 15, 2003. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC is to invest $50,000 cash, of which $22,900 has been received as of December 31, 2003. The terms of the joint venture provide for the Company to share in 50% of joint venture net profits, if any. The Company is to share in 50% of joint venture net losses beyond the first $50,000. The Company has a 49% voting interest in the joint venture. The Company has determined that Scimaxx, LLC is the controlling financial interest holder at December 31, 2003, and therefore the Company is accounting for its investment in Scimaxx Solutions as an equity method investment. At December 31, 2003, Scimaxx Solutions' assets consist of cash of $3,300 and machinery and equipment of approximately $111,000; liabilities consist of $600 of accounts payable. Through the six months ended December 31, 2003, Scimaxx Solutions recognized no revenue and a loss of $42,733; $22,900 of which was allocated to Scimaxx, LLC.

6.  Notes  Payable  -  Related  Parties:
----------------------------------------

In June 2003, an officer/director of the Company loaned $10,000 to the Company in exchange for an unsecured, 7% promissory note due in December 2003. In September 2003, the same officer/director loaned the Company an additional $30,000 in exchange for an unsecured, 7% promissory note, due in September 2004. In January 2004, the Company paid the $40,000 plus accrued interest of $1,247.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

In September 2003, Intercell International Corporation ("Intercell"), an affiliate of the Company at the time, loaned the Company $35,000 in exchange for an unsecured, 7% promissory note due in September 2004. In November 2003, Intercell loaned the Company $100,000 in exchange for a 7% promissory note due in November 2004. This promissory note was collateralized by an assignment of a 51% interest in the proceeds, if any, the Company may receive in connection with the Financing Agreement litigation (Note 8). In January 2004, the Company paid the $135,000, plus accrued interest of $2,493.

7.  Shareholders'  Equity:
--------------------------

During the six months ended December 31, 2003, the Company sold 769,231 shares of restricted common stock for cash of $100,000. The Company also issued 200,000 shares of restricted common stock in satisfaction of a $3,635 payable.

During the six months ended December 31, 2003, warrants to purchase 592,500 shares of common stock with exercise price ranging from $0.30 to $2.81 per share expired.

During the six months ended December 31, 2002, the Company granted stock options to purchase 450,000 shares of common stock at exercise prices of $0.58 to $0.97 per share to employees and a director of the Company.

In January and February 2004, warrants to purchase 136,666 shares of common stock were exercised (cashless exercise election) in exchange for 34,466 shares of common stock.

8.  Commitments  and  Contingencies:
------------------------------------

Financial  Advisory  and  Placement  Agent  Agreement:

Effective January 10, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party, which expired in January 2004. Under the terms of the agreement, this placement agent served as financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement.

Compensation to this placement agent consisted of a retainer fee (deferred consulting costs) valued at approximately $230,400, which included a warrant to purchase up to 450,000 shares of the Company's common stock. The cost of the warrant has been amortized over the twelve-month period from the date of issuance of the warrant. During the six months ended December 31, 2003, $116,147 was expensed in connection with the warrant. Compensation also includes a $10,000 monthly advisory fee, payable in cash, beginning in June 2003, of which $60,000 has been expensed though December 31, 2003.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

9.  Foreign  and  Domestic  Operations:
---------------------------------------

The Company's revenues from continuing operations during the six-month periods ended December 31, 2003 and 2002 were generated solely in Germany. There was no significant amount of transfers between geographic areas. Long-lived assets at December 31, 2003 of $689,792 were located solely in the United States.

10.  Subsequent  Event:
-----------------------

Effective January 12, 2004, the Company entered into a Placement Agent Agreement with a third party (the "Placement Agent") in connection with a proposed sale of the Company's restricted common stock to a number of accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the 1933 Act and Rule 506 of Regulation D of the Securities Act of 1933.

On January 20, 2004 (the "Closing Date"), the Company sold a total of 20,000,000 units at $0.10 per unit for an aggregate of $2,000,000 pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement"). For each unit purchased, the investors received (i) one share of the Company's common stock,
(ii) a warrant to purchase one share of common stock at an exercise price of $0.10 per share ("the $0.10 warrants") and (iii) an additional warrant to purchase two shares of common stock at an exercise price of $0.25 per share (the "$0.25 warrants"). The $0.10 warrants and the $0.25 warrants expire on January 20, 2009.

On the Closing Date, the Placement Agent received a fee consisting of a cash payment equal to 3% of the gross proceeds from the transaction ($60,000) and warrants to purchase 3% of the total number of shares of common stock issued to the investors on the Closing Date. The warrants have an exercise price of $0.10 per share and expire on January 20, 2009. The Placement Agent is also entitled to receive an additional cash payment equal to 3% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants and additional warrants to purchase 3% of the total number of shares issued as a result of the exercise of the $0.10 warrants. The additional warrants have an exercise price of $0.10 per share and expire on January 20, 2009, unless exercised earlier.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

An unrelated third party ("the "Finder") received a fee for the introduction of the Company to the Placement Agent and the investors and for consulting services. The fee consisted of a cash payment equal to 10% of the gross proceeds from the transaction ($200,000) and warrants to purchase 10% of the total number of shares of common stock issued to the investors on the Closing Date (warrants to purchase 2,000,000 shares). The warrants have an exercise price of $0.10 per share and expire on January 20, 2009. The Finder is also entitled to receive an additional cash payment of 10% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants by the investors and additional warrants to purchase 10% of the total number of shares, if any, issued as a result of the exercise of the $0.10 warrants. The additional warrants have an exercise price of $0.10 per share and expire on January 20, 2009.

The Securities Purchase Agreement requires the Company to file within 45 days of the Closing Date a registration statement with the Securities and Exchange Commission registering (i) the shares of common stock sold, (ii) the shares of common stock issuable upon exercise of the warrants and (iii) if any shares of common stock issued as a dividend or other distribution with respect to or in replacement of the common stock. If the registration statement is not filed within 45 days of the Closing Date, the Company is to pay the Investor, as liquidated damages, 1% of the purchase price of the units for every 30 calendar day period that the Registration Statement is not filed.

If all of the warrants issued to the investors, the Placement Agent and the Finder are exercised, the Company will be required to issue an additional 85,200,000 shares of common stock, and the Company, on a fully diluted basis (including the reservation of 11,919,120 shares as required by the court in the Financing Agreement Litigation (Note 8)), will have 179,524,864 shares of common stock issued and outstanding.

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

RESULTS  OF  OPERATIONS

     On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency filing was necessary, in the view of the Company, in order to comply with specific German legal requirements. NCT is presented as discontinued operations in the Company's consolidated financial statements. During the six months ended December 31, 2003, NCT recognized net income of $16,177 compared to losses of $403,226 during the six months ended December 31, 2002. In September 2003, the court rejected the application for insolvency, and the Company is now under self-liquidation in accordance with German law. In compliance with the self-liquidation, NCT sold its fixed assets to an unrelated third-party in December 2003.

     The Company recognized $28,449 in revenues from continuing operations during the six months ended December 31, 2003 ($3,398 for the three months ended December 31, 2003). The $28,449 in revenues was generated from the sale of inlay components to customers by ExypnoTech. The Company expects to continue to generate revenues in the future from the preparation of inlays for those customers for which it has non-disclosure agreements and cooperation agreements and from the sale of inlays through ExypnoTech.

     The Company recognized $8,199 in interest income during the six months ended December 31, 2003 compared to $4,948 during the six months ended December 31, 2002.

     Total operating expenses from continuing operations during the six months ended December 31, 2003 were $787,100 compared to $1,485,179 for the six months ended December 31, 2002 ($305,982 compared to $695,593 for the three months ended December 31, 2003 and 2002, respectively). The decrease of $698,079 is primarily attributable to a decrease in general and administrative expenses, as described below.

     General and administrative expenses during the six months ended December 31, 2003 were $694,338 compared to $1,165,981 for the six months ended December 31, 2002 ($284,055 compared to $535,259 for the three months ended December 31, 2003 and 2002, respectively). The decrease of $471,643 is primarily attributable to a $279,231 decrease in payroll expenses and a $141,365 decrease in legal expenses. Selling and marketing expenses during the six months ended December 31, 2003 were $39,709 compared to $134,411 during the six months ended December 31, 2002 ($15,529 and $67,458 for the three months ended December 31, 2003 and 2002, respectively). The decrease of $94,702 was due to a decrease in marketing activities throughout the Company. Research and development expenses during the six months ended December 31, 2003 were $53,053 compared to $184,787 for the six months ended December 31, 2002 ($6,398 and $92,876 for the three months ended December 31, 2003 and 2002). The decrease of $131,734 was due to a decrease in activities at the Company's subsidiaries in connection with the further development and expansion of the NCS technology.

     During the six months ended December 31, 2003, the Company recognized a net loss of $756,898 compared to a net loss of $1,874,230 during the six months ended December 31, 2002 ($302,032 and $855,505 during the three months ended December 31, 2003 and 2002, respectively). The decrease of $1,117,332 is primarily attributable to the decrease of $683,795 in operating expenses and income from discontinued operations during the six month period ended December 31, 2003 versus a loss from discontinued operations of $403,226 in 2002.

LIQUIDITY  AND  FINANCIAL  CONDITION

     The Company's continuing operations are not generating positive cash flows. During the six months ended December 31, 2003, the Company sold 769,231 shares of common stock for $100,000. The funds were raised to support operations.

     As a result of continued operating losses and working capital deficiencies and in order to comply with specific German legal requirements, in April 2003, the Company's wholly owned subsidiary NanoPierce Card Technologies, Gmbh (NCT) filed for insolvency with the Courts of Munich, Germany. In September 2003, the German courts rejected the application for insolvency; therefore NCT implemented a plan of self-liquidation as provided by German law. The Company anticipates that liquidation will be completed by June 30, 2004.

     Effective January 12, 2004, the Company entered into a Placement Agent Agreement in connection with a proposed sale of the Company's restricted common stock to a number of accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the 1933 Act and Rule 506 of Regulation D of the Securities Act of 1933.

     On January 26, 2004 ("Closing Date"), the Company sold a total of 20,000,000 units at $0.10 per unit for an aggregate of $2,000,000, pursuant to a Securities Purchase Agreement dated as of the Closing Date (the "Securities Purchase Agreement"). For each unit purchased, the Investors received (i) one share of the Company's common stock, par value $.0001 per share, (ii) a warrant to purchase one share of common stock at an exercise price of $0.10 per share ("the $0.10 warrants") and (iii) an additional warrant to purchase two shares of common stock at an exercise price of $0.25 per share (the "$0.25 warrants"). The $0.10 warrants and the $0.25 warrants expire on January 20, 2009 unless exercised earlier.

     On the Closing Date, the Placement Agent received a fee consisting of a cash payment equal to 3% ($60,000) of Gross Proceeds from the Transaction and warrants to purchase 3% of the total number of shares of Common Stock issued to the Investors on the Closing Date. The warrants have an exercise price of $0.10 per share and expire on January 20, 2009 unless exercised earlier. The Placement Agent is also entitled to receive an additional cash payment equal to 3% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants and additional warrants to purchase 3% of the total number of shares issued as a result of the exercise of the $0.10 warrants. The additional warrants have an exercise price of $0.10 per share and expire on January 20, 2009.

     An unrelated third party ("the Finder") received a fee for the introduction of the Company to the Placement Agent and the purchasers and for various consulting work done on behalf of the Company. The fee consisted of a cash payment equal to 10% of the gross proceeds from the Transaction and warrants to purchase 10% of the total number of shares of common stock issued to the investors on the Closing Date. The warrants have an exercise price of $0.10 per share and expire on January 20, 2009 unless exercised earlier. The Finder is also entitled to receive an additional cash payment of 10% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants by the investors and additional warrants to purchase 10% of the total number of shares, if any, issued as a result of the exercise of the $0.10 warrants. The additional warrants have an exercise price of $0.10 per share and expire on January 20, 2009 unless exercised earlier.

     If all of the warrants from the Transaction issued to the investors, the Placement Agent and the Finder are exercised, the Company will be required to issue an additional 85,200,000 shares of common stock, and the Company, on a fully diluted basis (including the reservation of 11,919,120 shares as required by the court in the Financing Agreement Litigation), would have 179,524,864 shares of Common Stock issued and outstanding.

     During the six months ended December 31, 2003, Mr. Metzinger, the President and CEO of the Company loaned $30,000 to the Company in exchange for an unsecured 7% promissory note due in September 2004. During the fiscal year ended June 30, 2003, Mr. Metzinger loaned $10,000 to the Company in exchange for an unsecured 7% promissory note due in December 2003. At December 31, 2003, the note balances were $40,000. In January 2004, the notes were paid in full.

     During the six months ended December 31, 2003, Intercell International Corporation, an affiliate of the Company, loaned the Company $35,000 in exchange for an unsecured 7% promissory note due in September 2004. At September 30, 2003, the note balance was $35,000. In November 2003, Intercell International Corporation loaned the Company $100,000 in exchange for a 7% promissory note due in November 2004. The promissory note is collateralized by an assignment of a 51% interest in and to the proceeds, if any, that the Company may receive as a result of the Financing Agreement litigation. At December 31, 2003, the note balances were $135,000. In January 2004 the notes were paid in full.

     During the six months ended December 31, 2003, the Company expanded the scope of its patent and trademark applications. The intellectual property is being amortized using the straight-line method over ten years. On December 31, 2003, the Company has net patent and trademark applications costs of $446,165, compared to $283,102 on December 31, 2002. The increase of $163,063 was primarily due to the Company's efforts to increase patent and trademark protection overseas.

PLAN  OF  OPERATIONS

     In December 2003, the Company's wholly-owned subsidiary ExypnoTech signed an Investment agreement with an unrelated third party. The investor made a $62,787 investment in ExypnoTech in return for an issuance of a controlling, 51% equity interest in ExypnoTech. After the issuance, the Company holds 49% of the outstanding equity of ExypnoTech. Effective December 11, 2003, the Company deconsolidated ExypnoTech and is now accounting for ExypnoTech under the equity method of accounting.

     In December 2003, Noel Eberhardt, a director of the Company, resigned his position on the Board of Directors.

     In September 2003, the Company formed a joint venture with Scimaxx, LLC. The joint venture, Scimaxx Solutions, LLC is to market the Company's technology. Scimaxx LLC, is owned by an officer and director of the Company and two former employees of the Company. In return for 50% ownership of the Scimaxx Solutions (49% voting interest), LLC, the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. The Company is not required to make any cash contributions to the joint venture. Operating capital is to be provided by Scimaxx, LLC, of which $22,900 has been received through January 31, 2003.

     The Company is continuing to look for additional financing through marketing of its NCS technology through the pursuit of licensing, joint ventures, co-manufacturing or other similar arrangements with industry partners. The failure to secure such a relationship will result in the Company requiring substantial additional capital and resources to bring its NCS technology to market. To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt.

     The Company continues to evaluate additional merger and acquisition opportunities.

ITEM  3.  CONTROLS  AND  PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

          Exhibit  11  Computation of Net Loss Per Share

          Exhibit  14  Code of Ethics

          Exhibit 31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act

          Exhibit 32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) REPORTS ON FORM 8-K. The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

          - Current Report on Form 8-K dated, December 11, 2003, filed with the Securities and Exchange Commission on December 15, 2003 (Regarding the Investment Agreement signed by the Company's wholly-owned subsidiary, ExypnoTech, GmbH).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (REGISTRANT)

Date:  February 17, 2004              /s/Paul  H.  Metzinger
                                      ----------------------------------
                                      Paul H. Metzinger, President & CEO

Date:  February 17, 2004              /s/Kristi  J.  Kampmann
                                      ----------------------------------
                                      Kristi  J.  Kampmann,
                                          Chief  Financial  Officer