Form 10KSB/A
period 2003-06-30
NANOPIERCE TECHNOLOGIES INC
filed 2004-02-25
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(Mark  one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  file  number:  33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
              Exact name of registrant as specified in its charter)


           Nevada                                     84-0992908
--------------------------------           --------------------------------
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

                          (Title of Class)       Name of Each
                                              Exchange On Which
                                                  Registered
                          -------------------------------------
                          Common Stock,          NASDAQ:BB
                          0.0001 Par Value   Frankfurt Exchange
                                              Hamburg Exchange


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

     The registrant's revenue for the fiscal year ended June 30, 2003 was $37,017.

Transitional  Small  Business  Disclosure     Yes       No  X
                                                  ---      ---

                          Explanatory Note on Amendment

This Amendment has been filed to make minor clarifying revisions to Items 1 and 2 of Part I, Items 5 and 6 of Part II and Items 9 through 13 and 15 of Part III of the Annual Report on Form 10-KSB for the registrant for the fiscal year ended June 30, 2003 that was filed with the Securities and Exchange Commission on September 29, 2003 (the "Original Filing Date"). This Amendment continues to speak as of the Original Filing Date, and the registrant has not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to such date.

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

     NANOPIERCE CARD TECHNOLOGIES, GMBH ("NANOPIERCE CARD" OR "NCT"). Established in January 2000, NanoPierce Card is located in Hohenbrunn, Germany. NanoPierce Card was responsible for the marketing of the Company's technology, services and products on an international basis. On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency was necessary in order to comply with specific German legal requirements. In conjunction, with the insolvency filing management made a decision in April 2003 to discontinue operations at NanoPierce Card and liquidate NanoPierce Card, through the German courts through self-liquidation. Subsequently, the Court rejected the application for insolvency and the Company is, at this time, implementing a plan of self-liquidation as provided by German law.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Our future results may be affected by various risks and uncertainties including the following:

     WE HAVE A HISTORY OF LOSSES

     Developing our particle technology and its applications has been and we expect will continue to be expensive. Our operating expenses have consistently exceeded our revenues. We reported a net loss of $4,017,785, $4,729,072 and $3,598,543 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

     WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

     Our independent auditor's report of our financial statements as of June 30, 2003 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to secure significant additional financing, we may be obligated to seek protection under the bankruptcy laws and our shareholders may loose their investment.

     OUR REVENUES DEPEND ON OUR ABILITY TO LICENSE COMPANIES TO APPLY OUR PARTICLE TECHNOLOGY TO PRODUCTS THAT THEY BRING TO THE MARKETPLACE WHICH WE HAVE BEEN UNABLE TO ACCOMPLISH TO DATE

     We do not anticipate generating significant revenues until we are able to license companies to apply our particle technology to products that are brought to the marketplace. To date, we have not successfully licensed companies to apply our particle technology to products that are brought to the marketplace. Even if we are successful and products utilizing our particle technology are brought to the marketplace, we may still not generate enough revenue to offset our operating costs.

     We do not have licensing relationships with manufacturers to develop and market products using our particle technology in place, and if we are unable to secure these agreements, we believe that we may not become profitable in the future

     We believe that our long-term profitability and growth depends on entering into licensing or joint venture relationships with various manufacturers to develop and market products using the particle technology. We have not entered into any formal agreements to date, and even if we do enter into agreements in the future, we cannot assure you that the agreements will be profitable.

     CONSUMERS  MAY  USE  ALTERNATIVE  TECHNOLOGIES UNLESS WE ESTABLISH A MARKET
PRESENCE  WITH  OUR  PARTICLE  TECHNOLOGY

     The interconnect market is subject to rapid technology changes. New products are introduced, old products are enhanced and others become obsolete. The entire interconnect market may be replaced by a newer form of technology. To be competitive, we believe that we must develop, market and sell our products on a timely and cost-effective basis and respond to the ever changing requirements and demands of our customers, which in turn depends in part on our capability to upgrade our products and quality control procedures and to adapt to technological changes and advances in the electronics industry.

     We cannot assure that we will be successful in selecting, developing, and marketing new technologies or that compatibility issues with an evolving generation of electronic components and manufacturing equipment and errors or flaws in the new technologies will not prevent or delay market acceptance. Any further delay in bringing our particle technology to the marketplace could cause prospective customers to use alternative technologies and could result in our inability to generate sufficient revenues to cover our operating costs.

     WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN THE MARKETPLACE

     The interconnect market is highly competitive. Our success will depend in part on how quickly competitors can design and develop competing products and technologies. We will compete with suppliers of other interconnect technologies including Alien Technologies, Inc., Interconnect Technologies and major electronic technology manufacturing leaders including Philips, Siemens, Infineon and IBM. We are disadvantaged competing against these competitors in several different areas, including:

     -    financial  resources;

     -    technological  resources;

     -    manufacturing  capabilities;

     -    diversity  of  revenue  sources  and  business  opportunities;

     -    personnel  and  human  resources;  and

     -    research  and  development  capabilities.

     Our larger competitors have long term advantages over us in research and new product development and have a greater ability to withstand periodic downturns in the interconnect market because they have diverse product lines that can provide revenue even when there is a downturn in the interconnect market.

     WE CANNOT GUARANTEE THE QUALITY, PERFORMANCE OR RELIABILITY OF OUR PRODUCTS

     We have no prior experience in taking technology to the manufacturing or production stage. We plan to have licensees or co-joint venturers manufacture products using the particle technology. We expect that the customers of these products will demand quality, performance and reliability. We cannot assure you that our future licensees or co-joint venturers will be able to meet the quality control standards that may be established by equipment manufacturers and other customers of products utilizing the particle technology.

     THERE MAY BE INSUFFICIENT DEMAND FOR OUR PARTICLE TECHNOLOGY

     We must convince our potential customers that the particle technology is technologically sound and can be manufactured efficiently and cost-effectively before connector manufacturers and electronic equipment manufacturers will be willing to use our technology. To create this consumer demand, we have to successfully market and sell our technology. Even after these efforts, our particle technology may not be viewed by consumers as an improvement over existing technologies and may not achieve commercial acceptance.

     WE MAY BE UNABLE TO MEET OUR ONGOING NEEDS FOR ADDITIONAL CAPITAL

     We cannot accurately predict how much funding we will need to implement our strategic business plan or to continue operations. Our future capital requirements, the likelihood that we can obtain money and the terms of any financing will be influenced by many different factors, including:

     -    our  revenues,

     -    the  status  of  competing  products  in  the  marketplace,

     -    our  performance  in  the  marketplace,

     -    our  overall  financial  condition,

     -    our  business  prospects,

     - the perception of our growth potential by the public, including potential lenders,

     - our ability to enter into joint venture or licensing relationships to achieve a market presence and

     - our progress in developing, marketing and selling the particle technology.

     If we cannot obtain adequate financing or if the terms on which we are able to acquire financing are unfavorable, our business and financial condition could be negatively affected. We may have to delay, scale back or eliminate some or all of our development and marketing programs, if any. We may also have to go to third parties to seek financing, and in exchange, we may have to give up rights to some of our technologies, patents, patent applications, potential products or other assets.

     WE MAY BE UNABLE TO HIRE AND RETAIN KEY PERSONNEL

     Our future success depends on our ability to attract qualified technical personnel capable of working with our technology. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to bring our particle technology to the marketplace and to generate sufficient revenues to offset our operating costs.

     WE MAY BE UNABLE TO OBTAIN AND RETAIN APPROPRIATE PATENT, COPYRIGHT AND TRADEMARK PROTECTION OF OUR PRODUCTS

     We protect our intellectual property rights through patents, trademarks, trade names, trade secrets and a variety of other measures. However, these measures may be inadequate to protect our intellectual property or other proprietary information.

     - TRADE SECRETS MAY BECOME KNOWN BY THIRD PARTIES. Our trade secrets or proprietary technology may become known or be independently developed by competitors.

     - RIGHTS TO PATENTS AND TRADE SECRETS MAY BE INVALIDATED. Disputes may arise with third parties over the ownership of our intellectual property rights. Our patents may be invalidated, circumvented or challenged, and the rights granted under those patents that provide us with a competitive advantage may be nullified.

     - PROBLEMS WITH FUTURE PATENT APPLICATIONS. Our pending or future patent applications may not be approved, or the scope of the granted patent may be less than the coverage sought.

     - INFRINGEMENT CLAIMS BY THIRD PARTIES. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification may be asserted by third parties in the future. If any claims or actions are asserted against us, we can attempt to obtain a license for that third party's intellectual property rights. However, the third party may not provide a license under reasonable terms, or may not provide us with a license at all.

     - THIRD PARTIES MAY DEVELOP SIMILAR PRODUCTS. Competitors may develop similar products, duplicate our products or may design around the patents that are owned by us.

     -    LAWS  IN  OTHER  COUNTRIES  MAY  INSUFFICIENTLY  PROTECT  INTELLECTUAL
PROPERTY RIGHTS ABROAD. Foreign intellectual property laws may not adequately protect our intellectual property rights abroad. Our failure to protect these rights could adversely affect our business and financial condition.

     - LITIGATION MAY BE REQUIRED TO PROTECT INTELLECTUAL PROPERTY RIGHTS. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the rights of third parties or to defend against claims of infringement or invalidity by third parties. This litigation could be expensive, would divert resources and management's time from our sales and marketing efforts, and could have a materially adverse effect on our business, financial condition and results of operations and on our ability to enter into joint ventures or partnerships with others.

     LICENSE RIGHTS TO PARTICLE TECHNOLOGY MAY LIMIT OUR ABILITY TO COMPETE

     Before we acquired the patents, patent applications and licenses from the original owners of the particle technology, the inventor of the particle technology granted five companies exclusive and non-exclusive licenses to use the patents and patent applications relating to the particle technology. At this time, only two of the original five licensees are using our technology and none of these licenses relate to either smart card or smart label technology. A non-exclusive, two year license was also granted to the inventor of the particle technology in October 2002 in connection with the settlement of certain litigation with the inventor. These licenses restrict us as follows:

     - EXCLUSIVE LICENSES PREVENT US FROM COMPETING AGAINST THE EXCLUSIVE LICENSES. We cannot compete in the fields in which exclusive licenses have been granted. An exclusive license was granted in the field of sockets for use in the automated handling and testing of integrated circuits, a type of semiconductor in which a number of transistors and other elements are combined to form a more complicated circuit.

     - NON-EXCLUSIVE LICENSES ALLOW LICENSEES TO COMPETE AGAINST US IN CERTAIN AREAS. The licensees with non-exclusive licenses can compete directly with us or our other future licensees. Non-exclusive licenses have been granted to use the particle technology for electrically conductive components, laminate-based and metal-based products and semiconductor products. If the present licensees decide to compete with us or our future licensees, this competition could adversely affect our business.

     WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

     We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.
The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company's corporate headquarters are located at 370 17th Street, Suite 3640, Denver, Colorado 80202. The Company moved into its current office space on June 27, 2001 and has a 5-year lease on the property, expiring in September 2006. The base rent is $4,850 per month for the remaining term of the lease, plus certain occupancy costs. Intercell maintains an administrative office on the premises.

     NanoPierce  Connection  is  located  at  4180  Center  Park Drive, Colorado
Springs, Colorado 80916. The Company currently has a 3-year lease on the property, expiring in March 2006. The base rent is $2,600 per month for the year ending March 30, 2004, with a $100 per month increase in base rent each year thereafter for the remaining term of the lease, plus utilities and maintenance expenses. From these facilities research and development activities in connection with application development take place. The facility is approximately 4,800 square feet consisting of office space and a small laboratory. The facility also has a clean room for use in the WaferPierce process.

     NanoPierce Card, during the fiscal year ended June 30, 2003, leased offices located at Lise-Meitner-Strasse 1, D-85662 Hohenbrunn, Germany. From these offices marketing, software development and additional research and development activities took place through March 31, 2003. As part of the self-liquidation of NanoPierce Card, the landlord has first priority on any funds received by NanoPierce Card.

     ExypnoTech leases production space located at Professor-Hermann-Klare-Strasse 6, D-07407 Rudolstadt, Germany. ExypnoTech has a 5-year lease on the facilities, expiring in March 2007. The base rent is $821 per month for the remaining term of the lease, plus utilities, repairs, maintenance and tax expenses. The lease can be cancelled with a notice period of 6 months. ExypnoTech also used the facilities of NanoPierce Card for certain administrative tasks.

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

     2002 FISCAL YEAR                   HIGH                   LOW
     ----------------                   -----                 -----
     September 30, 2001                 $0.70                 $0.64
     December 31, 2001                   0.70                  0.67
     March 31, 2002                      1.54                  1.42
     June 30, 2002                       0.96                  0.91

     2003 FISCAL YEAR
     ----------------
     September 30, 2002                  0.60                  0.56
     December 31, 2002                   0.63                  0.61
     March 31, 2003                      0.30                  0.28
     June 30, 2003                       0.32                  0.28

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

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from March 31, 2003 through June 30, 2003.

                TITLE OF       NO. OF
                --------       ------
       DATE    SECURITIES      SHARES    CONSIDERATION      PURCHASER
       ----    ----------      ------    -------------      ---------
      4/3/03  Common Stock   1,333,334  $     20,000 (1)  Neptune
                                                          Investment
                                                          Group, Ltd.
      4/3/03  Warrant (2)    1,333,334  $     20,000 (1)  Neptune
                                                          Investment
                                                          Group, Ltd.
     6/20/03  Common Stock     240,842  $       31,307    John Provazek

____________


(1) Total consideration received for the issuance by the Company of common stock and warrants.
(2) Warrants to purchase shares of restricted common stock at an exercise price of $0.15 per share. Warrants expire April 3, 2008, unless exercised earlier.

     EXEMPTION FROM REGISTRATION CLAIMED. The issuance by the Company of its unregistered securities was made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The individuals and/or entities listed above that received the unregistered securities were all business associates and previous investors of the Company. Each such person were provided access to all material information, which it requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the issuance. Each person who received such unregistered securities acquired such securities for investment and not with a view toward distribution, and acknowledged such intent to the Company. All certificates or agreements representing the securities that were issued contained restrictive legends prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

     General and administrative expenses during the fiscal year ended June 30, 2003 were $2,414,077 compared to $3,516,534 for the fiscal year ended June 30, 2002. The decrease of $1,102,457 is mainly attributable to decreases in legal expenses, payroll and press releases, website development and other investor relations matters. In April 2001, the Company issued 3,125,000 of its common shares, valued at $1,000,000 in connection with legal costs related to the Harvest Court Litigation, as part of a Contingency Fee Agreement, to cover expenses to be incurred on its behalf. The Company amortized the value of the shares over a one-year period. Prior to July 1, 2001, $175,343 was amortized. The remaining $824,657 was amortized during the fiscal year ended June 30, 2002. Selling and marketing expenses during the fiscal year ended June 30, 2003 were $238,817 compared to $112,178 during the fiscal year ended June 30, 2002. The increase of $126,639 was due to an increase in marketing activities, including appearances at various trade shows. Research and development expenses during the fiscal year ended June 30, 2003 were $316,403 compared to $316,438 for the fiscal year ended June 30, 2002.

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

     During the fiscal year ended June 30, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party (the "Placement Agent"). Under the terms of the agreement, the Placement Agent is to act as the financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. Compensation consists of a retainer fee (deferred consulting costs of approximately $230,400), which consists of a warrant to purchase up to 450,000 shares of the Company's common stock. Compensation also includes a $10,000 monthly advisory fee, payable in cash, beginning in June 2003. In addition, the Company is exploring other financing opportunities to support continuing operations.

     In June 2003, Mr. Metzinger, the President, Chief Executive Officer and a director of the Company, loaned $10,000 to the Company in exchange for an unsecured 7% note payable due in December 2003, the proceeds of which were utilized for operational purposes.

     In April 2002, the Company entered into a $2,000,000 equity financing. The Company received the first of two available tranches of $1,000,000 per tranche ($900,000 net of $100,000 of offering costs) and in return issued 800,000 free trading common shares to the investor. In addition, the Company issued 1,073,000 of its free-trading common shares, which are being held by an escrow agent for the potential issuance upon exercise of the warrants issued in connection with the financing. Such warrants have a term of five years, with an exercise price of $1.45 per share. The second tranche of $1,000,000 was made available to the Company sixty days after the take down of the first. The Company declined to take down the second tranche, due to depressed market conditions, at that time, and possible dilutive effects on its stock. The second tranche is no longer available to the Company, pursuant to the terms of the agreement with the investor.

     During the fiscal year ended June 30, 2001, the Company loaned $500,000 to an unrelated third party, Global Capital Partners, Inc. ("Global") in exchange for a 12% note receivable due in November 2001. Through June 30, 2002, principal payments of $230,291 were received. In October 2002 the remaining principal of $144,709 was received.

     In April 2002, the Company loaned $50,000 to a representative of the unrelated third party, which had been assigned the Global note, in exchange for a unsecured, 8% note receivable due in October 2002. In May 2002, the Company received $23,930. In September 2002, the remaining principal balance of $26,859 was received.

     At July 1, 2001, the Company also had a $300,000 loan receivable from an unaffiliated third party. In September 2001, the outstanding amount was paid in full.

     At July 1, 2001, the Company had an unsecured note receivable from Intercell of $92,500. During the year ended June 30, 2002, the Company advanced an additional $35,000 to Intercell. The entire amount was paid in full by June 30, 2002.

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

                                                          OPERATING LEASES
                                                          ----------------
                      Year ending June 30,
                      2004                                $             125
                      2005                                               91
                      2006                                               67
                                                          -----------------
                                                          $             283
                                                          =================

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

        NAME AND AGE                  POSITION                     PERIOD
        ------------                  --------                     ------
Paul H. Metzinger (64)       Director, President, Chief  December 1998 to present
                             Executive Officer,
                             General Manager of          January 2000 to present
                             NanoPierce Card
Dr. Herbert J. Neuhaus (44)  Director, Executive Vice    January 1999 to present
                             President of Technology &
                             Marketing,
                             President & Chief           January 2002 to present
                             Executive Officer of
                             NanoPierce Connection
Dr. Michael E. Wernle (41)   Director, Executive Vice    November 1999 to
                             President of Strategic      September 2003
                             Business Development,
                             President & Chief
                             Executive Officer of        January 2000 to May 2003
                             NanoPierce Card,
                             President & Chief
                             Executive Officer of        February 2002 to  August
                             ExypnoTech                  2003
Kristi J. Kampmann (30)      Chief Financial Officer,    October 1999 to present
                             Secretary                   February 1998 to present
Dr. Robert Shaw (63)         Director                    October 2000 to present
Dr. Noel Eberhardt (65)                                  November 2001 to December
                             Director                    9, 2003
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

    BIOGRAPHICAL INFORMATION ON OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was President and Chief Executive Officer of the Company from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present. He has been a director of the Company since February 26, 1998. He has served as the General Manager of NanoPierce Card since January 19, 2000. In addition, he served as the President, Chief Executive Officer and a Director of Intercell International Corporation from June 1996 to October 2003. Prior to becoming a director and officer of the Company and Intercell International Corporation, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

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

     DR. MICHAEL E. WERNLE. Dr. Wernle served as the Executive Vice President for Strategic Business Development and a Director of the Company, from November 1999 to September 2003. He was the President and Chief Executive Officer of NanoPierce Card from January 2000 to May 2003. He was the President and Chief Executive Officer of ExypnoTech from February 2002 to August 2003. Dr. Wernle was the Chief Operations Officer for Meinen, Ziegel & Co., GmbH, Munich, Germany from 1997 to 1999. He also served as the Director of Production for Mikron/Philips-Graz, Graz, Austria from 1994 to 1996. Where he was responsible for the development and production of RFID and Contactless Smart Card Systems.

     Dr. Wernle received his Ph.D. in Applied Physics from the Technical University of Vienna in 1990 and his Masters Degree in Industrial Electronics in 1988.

     KRISTI J. KAMPMANN. Ms. Kampmann was appointed the Chief Financial Officer of the Company on October 15, 1999. Ms. Kampmann has been Secretary of the Company since February 1998. She has served as the Chief Financial Officer of Intercell International Corporation since October 1, 2003 and as Secretary of
Intercell International Corporation since July 28, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer and Chief Financial Officer, in addition, during the same period she served in the same capacity to the Chief Executive Officer of Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann received an MBA from the University of Colorado, Denver in December 2001. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996 and received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management.

     DR. ROBERT SHAW. Dr. Shaw has been a Director of the Company since October 31, 2000. Dr. Shaw currently is an Assistant Professor of Physics at Farleigh Dickinson University were he has served on the faculty since September 1988. Dr. Shaw also performs professional research in his academic areas of specialty, and has held, among others, the positions of Research Chemist at the American Cyanamid Research Laboratories, Stamford; Senior Research Physicist at Exxon Research and Engineering Company; Manager of New Business Development at Exxon Enterprises, Exxon Corporation, New York, NY; and President of Robert Shaw Associates, Inc., Chatham, NJ.

     Dr. Shaw received his Ph.D. in Solid State Physics form Cambridge University, Cambridge, England. He was among the first to conduct academic research on electronic conduction mechanisms in amorphous semiconductors. He received a B.S. in Inorganic Chemistry with a minor in Nuclear Physics from North Carolina State University, Raleigh, NC.

     NOEL EBERHARDT. Mr. Eberhardt was a director of the Company from November 28, 2001 until December 9, 2003. Mr. Eberhardt's 35 year career has focused on the design, development, process development and manufacturing of electronic packages.

He has held positions with Motorola WSSD (Worldwide Smartcard Systems Division), Indala Corporation and Hytek Microsystems, among a few, throughout his career.

      JOHN HOBACK. Mr. Hoback has been a director of the Company since April 2002. Mr. Hoback currently serves as the President of Z&H Enterprises Solutions, Ltd., which position he has held since 2000. Among other positions, Mr. Hoback was the Director of Marketing and Sales of CTS from 1999 to 2000 and was the Venture Manager of Electronics with Amoco Chemical from 1998 to 1999.

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

ITEM 10.  EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and the Company's three most highly compensated executive officers for the fiscal years ended June 30, 2003 and 2002 (the "Named Executive Officers"):

                              ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                              -------------------                           ----------------------
                                                                      AWARDS                   PAYOUTS
                                                                      ------                   -------
                                                OTHER                   SECURITIES
                                                ANNUAL     RESTRICTED   UNDERLYING     LTIP     ALL OTHER
NAME & PRINCIPAL          SALARY     BONUS    COMPENSA-      STOCK       OPTIONS/     PAYOUTS   COMPENSA-
    POSITION       YEAR     ($)       ($)        TION      AWARDS ($)    SARS (#)       ($)        TION
Paul H.
Metzinger,         2003  $ 132,500  $    -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Director,          2002  $ 190,750  $    -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
President &        2001  $ 181,500  $    -0-  $      -0-  $        -0-      500,000  $     -0-  $      -0-
CEO(1)

Dr. Herbert J.
Neuhaus,
Director, Ex.VP    2003  $ 148,333  $    -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
of Technology &    2002  $ 190,750  $    -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Marketing, Pre &   2001  $ 181,500  $    -0-  $      -0-  $        -0-      100,000  $     -0-  $      -0-
CEO of
NanoPierce
Connection (2)

Dr. Michael E.
Wernle,
Director, Ex. VP   2003  $ 128,000  $    -0-  $      -0-  $        -0-      365,000  $     -0-  $      -0-
of Strategic       2002  $ 160,000  $    -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Business Dvlpmt,   2001  $ 160,000  $    -0-  $      -0-  $        -0-      485,000  $     -0-  $      -0-
Pres & CEO of
ExypnoTech (3)

Kristi J.
Kampmann, Chief
Financial          2003  $  58,125  $    -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Officer &          2002  $  67,500  $    -0-  $      -0-  $        -0-      100,000  $     -0-  $      -0-
Secretary(4)       2001  $  60,000  $    -0-  $      -0-  $        -0-       50,000  $     -0-  $      -0-

_______________
1  Paul  Metzinger  has  served  as  President & CEO since December 1998.  He is compensated pursuant to a written  Employment  Agreement,  dated January 1, 2003 at an annual salary of $200,000.  At July 15, 2002,
Mr. Metzinger agreed to take a 30% cut in the gross amount of his salary, resulting in an annual salary of
$140,000.  In  February  2003,  Mr.  Metzinger agreed to a further reduction in his salary, resulting in a gross  amount  of  $80,000.
2  Dr.  Neuhaus has served as the Executive Vice President of Technology and Marketing since January 1999.
He  has  served  as  the President and CEO of NanoPierce Connection since January 2002.  He is compensated pursuant to a written Employment Agreement, dated January 2002 at an annual salary of $200,000.  On August
1,  2002,  Dr.  Neuhaus agreed to take a cut of 20% of his annual salary, resulting in an annual salary of
$160,000.  In  March  2003,  Dr.  Neuhaus agreed to a further reduction in his salary resulting in a gross amount  of  $80,000.
3  Dr.  Wernle  served  as  the Executive Vice President of Strategic Business Development until September
2003.  He  has  served as the President & CEO of NanoPierce Card since January 2000.  He has served as the
President  &  CEO  of ExypnoTech, since February 2002.  He is compensated pursuant to a written Employment
Agreement  with  NanoPierce Card, dated February 1, 2000, at an annual salary of $160,000 (181,000 Euros).
On  August 1, 2002, Dr. Wernle agreed to take a 20% cut in the gross amount of his salary, resulting in an annual  salary  of  $128,000.  As  of  August 2003, Dr. Wernle no longer is a paid employee of the Company and/or  its  subsidiaries.
4  Kristi  Kampmann  has  served  as  the  Chief Financial Officer since October 1999.  She is compensated pursuant  to a written Employment Agreement, dated July 15, 2002, at an annual salary of $60,000.  On July
15,  2002, Ms. Kampmann agreed to take a 20% cut in the gross amount of her salary, resulting in an annual salary  of  $60,000.  In  February 2003, she agreed to a further reduction in salary, resulting in a gross amount  of  $52,500.

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

                                INDIVIDUAL GRANTS
                                -----------------

                      # OF         % OF TOTAL
                   SECURITIES     OPTIONS/SARS
                   UNDERLYING      GRANTED TO
                  OPTIONS/SARS    EMPLOYEES IN    EXERCISE OR BASE   EXPIRATION
NAME               GRANTED (#)   FISCAL YEAR(1)   PRICE ($/SHARE)       DATE
Paul H.Metzinger       -0-              0%              -0-              -0-

Dr. Herbert J.
Neuhaus                -0-              0%              -0-              -0-

Dr. Michael E.
Wernle               365,000           81%           $  0.61            2012

Kristi J.
Kampmann               -0-              0%              -0-              -0-

_______________
1 Based on a total of 450,000 options granted to employees in the fiscal year ended June 30, 2003.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 2003 by the Company's executive officers and the 2003 fiscal year-end value of unexercised options.

                SHARES       VALUE    NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
             ACQUIRED ON   REALIZED      UNEXERCISED OPTIONS/SARS       IN-THE-MONEY OPTIONS/SAR
    NAME     EXERCISE (#)     ($)                AT FY-END                    AT FY-END ($)

                                         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                                         -------------------------      -------------------------
Paul H.           0            0                2,500,000/0               $    750,000/0
Metzinger
Dr. Herbert       0            0                1,350,000/0               $    405,000/0
J. Neuhuas
Dr. Michael       0            0                1,350,000/0               $    405,000/0
E. Wernle
Kristi            0            0                  325,000/0               $     97,500/0
J.Kampmann


1  The average of the closing bid and asked price of the Common Stock on June 30, 2003 ($0.30) was used  to  calculate  the  option  value.

EMPLOYMENT AGREEMENTS

     On January 1, 2003, the Company entered into an employment agreement with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company. The employment agreement with Mr. Metzinger expires December 31, 2005. Pursuant to his employment agreement, the Company agreed to pay Mr. Metzinger an annual salary of $215,000 the first year, $231,000 the second year and $250,000 the third year.

     On January 1, 2002, NanoPierce Connection entered into an employment agreement with Dr. Herbert J. Neuhaus to serve as the Chief Executive Officer and President of NanoPierce Connection. The employment agreement expires December 31, 2005. Pursuant to his employment agreement, NanoPierce Connection agreed to pay Mr. Neuhaus an annual salary of $200,000, $215,000, $231,000 and $250,000 the first, second, third and fourth year, respectively.

     On July 15, 2002, the Company entered into an employment agreement with Kristi J. Kampmann to serve as the Chief Financial Officer of the Company. Such employment agreement expired on July 15, 2003. Pursuant to her employment agreement Ms. Kampmann receives an annual salary of $60,000.

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

     During the fiscal year ended June 30, 2003, there was no action taken to reprice any options or warrants held by any officers, directors or employees.

COMPENSATION  OF  DIRECTORS

     The Company holds quarterly meetings of the board of directors. Although the Company does not have any standard arrangements pursuant to which our directors are compensated for any services provided as a director or for attendance at meetings of the board of directors, if the financial situation of the Company is adequate, the Company compensates directors $1,000 per meeting, plus reasonable travel expenses.

     During the fiscal year ended June 30, 2003, the officers and directors were not compensated for attendance at board meetings.

     During the fiscal year ended June 30, 2003, we granted options to purchase 365,000 shares of our common stock at an exercise price of $0.61 per share to Dr. Wernle, as set forth above under "Options/SAR Grant Table."

ITEM 11.  CURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

------------------------------------------------------------------------------------------------------
    NAME, ADDRESS & NATURE OF
    -------------------------
        BENEFICIAL OWNER                     TITLE OF CLASS              AMOUNT     PERCENT OF CLASS9
        ----------------                     --------------              ------     -----------------
------------------------------------------------------------------------------------------------------

                                    Common Stock                      4,543,188(1)               5.53%
The Paul H. Metzinger Trust
Paul H. Metzinger, President &
CEO, Director  370 17th Street,
Suite 3640 Denver, CO 80202

------------------------------------------------------------------------------------------------------

The Cheri L. Metzinger Trust        Common Stock                      4,543,188(2)               5.53%
Cheri L. Metzinger, Wife of Paul
H. Metzinger
3236 Jellison Street Wheatridge,
CO 80033
------------------------------------------------------------------------------------------------------

Dr. Herbert J. Neuhaus, Ex. VP of   Common Stock                      1,460,000(3)               1.78%
Technology & Marketing, Director,
President & CEO NanoPierce
Connection
770 Maroonglen Court
Colorado Springs, CO 80906
------------------------------------------------------------------------------------------------------

Dr. Michael E. Wernle, Ex VP of     Options to                        1,350,000(4)               1.64%
Strategic Business Development,     purchase Common
Director, President & CEO of        Stock
------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------
ExypnoTech  Lise-Meitner-Strasse
1D-85662 Hohenbrunn Germany
------------------------------------------------------------------------------------------------------

Kristi J. Kampmann, Chief           Common Stock                        344,080(5)               0.42%
Financial Officer & Secretary
370 17th Street, Suite 3640
Denver, CO 80202
------------------------------------------------------------------------------------------------------

Dr. Robert E. Shaw, Director        Options to                          400,000(6)               0.49%
8 Nicklaus Court                    purchase Common
Florham Park, NJ 07932              Stock
------------------------------------------------------------------------------------------------------

Dr. Noel Eberhardt, Director        Options to                          400,000(7)               0.49%
21407 Krzich Place                  purchase Common
Cupertino, CA 95014                 Stock
------------------------------------------------------------------------------------------------------

John Hoback, Director  20 White     Options to                          400,000(8)               0.49%
Heron Lake                          purchase Common
East Stroudsburg, PA 18301          Stock
------------------------------------------------------------------------------------------------------

Intercell International             Common Stock                        6,376,764                7.76%
Corporation  370 17th Street,
Suite 3640 Denver, CO 80202
------------------------------------------------------------------------------------------------------

All Officers & Directors as a       Common Stock                        8,897,268               10.91%
Group (7 persons)
------------------------------------------------------------------------------------------------------

___________________
1 Includes 1,072,937 common shares held directly and beneficially; 970,251 common shares that Mr. Metzinger owns beneficially though his wife and options held by Mr. Metzinger consisting of 500,000 shares exercisable at $2.125 per share, 500,000 shares exercisable at $0.52 per share and 1,500,000 shares exercisable at $0.3250 per share.
2 Cheri L. Metzinger is the wife of Mr. Paul H. Metzinger, the Chief Executive Officer and President of the Company. This includes 970,251 shares held directly and beneficially and 1,072,937 common shares and 2,000,000 common shares subject to option owned beneficially by her husband.
3 Based on 110,000 common shares and options consisting of 500,000 shares exercisable at $2.125 per share, 100,000 shares exercisable at $2.75 per share, 250,000 shares exercisable at $0.52 per share and 500,000 shares exercisable at $0.20 per share.
4 Based on options consisting of 500,000 shares exercisable at $2.125 per share, 160,000 shares exercisable at $2.75 per share, 25,000 shares exercisable at $0.52 per share, 300,000 shares at $0.45 per share and 365,000 shares exercisable at $0.60 per share.
5 Based on 19,080 common shares and options; 100,000 shares exercisable at $0.84 per share, 75,000 shares exercisable at $2.125 per share, 50,000 shares exercisable at $2.75 per share, 50,000 shares exercisable at $0.52 per share and 50,000 shares exercisable at $0.3250 per share.
6 Based on options consisting of 250,000 shares exercisable at $0.97 per share, 50,000 shares exercisable at $0.67 per share, and 100,000 shares exercisable at $2.00 per share.
7 Based on options consisting of 300,000 shares exercisable at $0.70 per share and 100,000 shares exercisable at $0.70 per share.
8 Based on options consisting of 400,000 shares exercisable at $1.35 per share. 9 Based on 65,054,738 shares of common stock issued and outstanding on June 30, 2003 and assuming exercise of all 8,787,524 presently exercisable options and exercise of 8,380,186 outstanding warrants, there would be 82,222,448 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of June 30, 2003 regarding compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance. NO class of our securities other than our common stock or options to purchaser our common stock is authorized for issuance under any of our equity compensation plans.

-------------------------------------------------------------------------------------------
                                                                    Number of securities
                     Number of securities    Weighted-average     remaining available for
                       to be issued upon     exercise price of     future issuance under
                          exercise of           outstanding      equity compensation plans
                     outstanding options,    options, warrants     (excluding securities
Plan Category         warrants and rights       and rights        reflected in column (a)
                              (a)                   (b)                     (c)
-------------------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders               0                     -                       0
-------------------------------------------------------------------------------------------
Equity
compensation plans
not approved by
security holders(1)        8,787,524               $1.00                 3,712,476
-------------------------------------------------------------------------------------------
Total                      8,787,524               $1.00                 3,712,476
-------------------------------------------------------------------------------------------

(1) The material features of the plans not approved by the security holders are described herein under "ITEM 10-EXECUTIVE COMPENSATION-Compensation Pursuant to Plans."
-------------------------------------------------------------------------------------------

ITEM 12.  RTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As previously disclosed in response to Item 11 under "Options/SAR Grant Table," a stock option to purchase 365,000 shares of Common Stock was granted to Dr. Michael E. Wernle, an officer and director of the Company, during the fiscal year ended June 30, 2003.

     In June 2003, Mr. Metzinger, the President and Chief Executive Officer and a director of the Company loaned the Company $10,000, in exchange for an unsecured 7% note payable due in December 2003. At June 30, 2003, the note balance was $10,000 and related accrued interest of $38.

     In September 2003, Mr. Metzinger, the President, Chief Executive Officer and director of the Company loaned the Company $30,000, in exchange for an unsecured 7% note payable due in September 2004.

     In September 2003, the Company formed a joint venture with Scimaxx, LLC. The joint venture, Scimaxx Solutions, LLC is to handle marketing of the Company's technology. Scimaxx LLC, is owned by Dr. Herbert J. Neuhaus, an executive vice president and director of the Company and two former employees of the Company. In return for 50% ownership of the Scimaxx Solutions, LLC the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. The Company is not required to make any cash contributions to the joint venture. Operating capital will be provided by Scimaxx, LLC.

     In September 2003, the Company signed a letter of intent with Meshed Systems, GmbH to make an equity investment in ExypnoTech for a 51% equity interest in ExypnoTech. The letter of intent provides for Meshed Systems to take over the management of the operations of ET, make a cash contribution and to provide ExpynoTech working capital on an as needed basis. The Company will grant ET a non-exclusive, non-royalty bearing worldwide license to practice its ultrasonic technology. Profit sharing will be based on the equity ownership. The license will also allow ExypnoTech to sublicense the intellectual property. Meshed Systems, GmbH is managed by Dr. Michael E. Wernle, a former officer and director of the Company.

                                     PART IV

ITEM 13.  HIBITS AND REPORTS ON FORM 8-K

     (a)  e  following  documents  are  filed  as  a  part  of  this  Report.

          (i) Financial Statements. See Index to Financial Statements and Schedule on page F-2 of this Report.

          (ii) Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT NO.                     DESCRIPTION
        2         Agreement dated February 26, 1998, by and among the Company,
                  Particle Interconnect Corporation and Intercell Corporation 4

        2.02 Application and Development Agreement, dated April 15, 1999, by and among the Company and Multitape & Co., Gmbh, KG. 2

        2.03 Technology Cooperation Agreement, dated May 17, 1999, by and among the Company and Meinen, Zeigel & Co. 2

        2.04 Technology Development Agreement, dated June 11, 1999, by and among the Company and ORGA Kartensysteme, GmbH. 2

        2.05 Agreement-In-Principle, dated May 18, 1999, by and among the Company and Cirrex Corporation. 2

        4.01      The Articles of Incorporation of the Company 3

        4.02 Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 20, 2002 3

        4.03      Amendment to Articles of Incorporation filed with the Nevada
                  Secretary of State on March 20, 2002 1

        4.04 Certificate of Designation of Rights and Preferences of the Series A Preferred Stock 4

        4.05 Certificate of Designation of Rights and Preferences of the Series B Preferred Stock 5

        4.06 Certificate of Designation of Rights and Preferences of the Series C Preferred Stock 5

        4.07      Form of Common Stock Certificate 3

        4.08      The Amended and Restated By-laws of the Company 1

        10.01     Employment Agreement, dated January 1, 2003, between Paul H.
                  Metzinger and the Company 1

        10.02     Employment Agreement, dated January 1, 2002 between Dr. Herbert
                  J. Neuhaus and the Company 1

        10.03     Employment Agreement, dated July 15, 2002, between Kristi J.
                  Kampmann and the Company 1

        11        Statement regarding Computation of Per Share Earnings 6

        21        Subsidiaries of the Company 6

        23        Consent of Independent Certified Public Accountants 6

        31        Certifications pursuant to Section 302 of the Sarbanes-Oxley Act 1

        32        Certifications pursuant to Section 906 of the Sarbanes-Oxley Act 1

___________________
1    Filed  herewith.
2 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.
3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
4 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
5 Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.
6    Previously  filed.

     (b)  REPORTS  ON  FORM  8-K.
     The Company filed the following reports on Form 8-K during the fourth quarter of the year ended June 30, 2003:

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by Gelfond Hochstadt Pangburn, PC, the Company's independent auditors, for professional services in the fiscal years ended June 30, 2003 and 2002 are as follows:

     ------------------------------------------------------------
        Services Rendered           2003               2002
     ------------------------------------------------------------
     Audit Fees                    $49,800            $41,328
     ------------------------------------------------------------
     Audit Related Fees                  0                  0
     ------------------------------------------------------------
     All Other Fees                      0                  0
     ------------------------------------------------------------

     The Company's corporate tax returns are prepared by the firm of Thompson & Lowe, P.C. Fees for the fiscal year ended June 30, 2003 and 2002 were $13,610 and $11,577, respectively.

     The engagement of the auditors was approved by the Company's Board of Directors prior to the start of the audit for the fiscal year ended June 30, 2003.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NANOPIERCE  TECHNOLGIES,  INC.
                                  (a  Nevada  corporation)


     Date:  February_25, 2004      By:  /s/  Paul  H.  Metzinger
                                      --------------------------
                                     Paul  H.  Metzinger,  Director,  Chief
                                     Executive  Officer  &  President



     Date:  February_25, 2004      By:  /s/  Kristi  J.  Kampmann
                                      ---------------------------
                                     Kristi  J.  Kampmann,  Chief  Financial
                                     Officer  &  Chief  Accounting  Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  February 25, 2004       By:  /s/  Paul  H.  Metzinger
                                       --------------------------
                                      Paul  H.  Metzinger,  Director,  Chief
                                      Executive  Officer  &  President


     Date:  February 25, 2004       By:  /s/  Herbert  J.  Neuhaus
                                       ---------------------------
                                      Herbert J. Neuhaus, Director &
                                      Executive Vice-President of
                                      Technology & Marketing


     Date:  February 25, 2004       By:  /s/  Robert  Shaw
                                       -------------------
                                      Robert  Shaw,  Director


     Date:  February 25, 2004       By:  /s/  John  Hoback
                                       -------------------
                                      John  Hoback,  Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report covering the Company's fiscal year ended June 30, 2003, nor any proxy material, has been sent to security holders of the Company.

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

GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
September 22, 2003

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2003

                           Assets
                           ------

Current assets:
  Cash and cash equivalents                                          $  200,741
  Accounts receivable                                                    21,235
  Inventory                                                              39,259
  Deferred consulting costs and other prepaid expenses                  168,687
  Assets of discontinued operations (Note 3)                             21,977
                                                                     -----------
    Total current assets                                                451,899
                                                                     -----------

Property and equipment:
  Machinery                                                             431,125
  Office equipment and furniture                                        328,386
  Leasehold improvements                                                138,776
                                                                     -----------
                                                                        898,287
  Less accumulated depreciation                                        (353,413)
                                                                     -----------
                                                                        544,874
                                                                     -----------

Other assets:
  Assets of discontinued operations (Note 3)                             20,287
  Deposits and other                                                     19,510
  Intellectual property rights, net of accumulated                      265,685
    amortization of $534,315
  Patent and trademark applications, net of accumulated
    amortization of $77,877                                             431,286
                                                                     -----------
                                                                        736,768
                                                                     -----------

    Total assets                                                     $1,733,541
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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years Ended June 30, 2003 and 2002


                                                           2003         2002
                                                       ------------  -----------
Revenues                                               $    37,017        4,737
                                                       ------------  -----------

Operating expenses:
  Research and development                                 316,403      316,438
  General and administrative                             2,414,077    3,516,534
  Selling and marketing                                    238,817      112,178
  Impairment of intellectual property
    and equipment(Note 1)                                  210,000      104,375
                                                       ------------  -----------
                                                         3,179,297    4,049,525
                                                       ------------  -----------

Loss from operations                                    (3,142,280)  (4,044,788)
                                                       ------------

Other income (expense):
  Interest income                                            7,251       98,574
  Interest expense                                           (  38)           -
                                                       ------------  -----------
                                                             7,213       98,574
                                                       ------------  -----------

Loss from continuing operations                         (3,135,067)  (3,946,214)
                                                       ------------  -----------

Discontinued operations, loss from
  operations of subsidiary (Note 3)                     (  882,718)  (  782,858)
                                                       ------------  -----------

Net loss                                               $(4,017,785)  (4,729,072)
                                                       ============  ===========

Basic and diluted loss per share:
  Loss from continuing operations                      $(     0.05)  (     0.07)
  Loss from discontinued operations                     (     0.02)  (     0.01)
                                                       ------------  -----------

Net loss per share, basic and diluted                  $(     0.07)  (     0.08)
                                                       ============  ===========

Weighted average number of common
  shares outstanding                                    61,647,688   56,194,682
                                                       ============  ===========

               See notes to the consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                       Years Ended June 30, 2003 and 2002


                                                        2003            2002
                                                    ------------     -----------
Net loss                                            $(4,017,785)     (4,729,072)

Change in unrealized gain on                         (      237)     (      261)
  securities

Change in foreign currency                               48,915         135,408
                                                    ------------     -----------
  translation adjustments

Comprehensive loss                                  $(3,969,107)     (4,593,925)
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

                                        NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Shareholders' Equity
                                              Years Ended June 30, 2003 and 2002


                                        Common Stock                        Accumulated other                       Total
                                   -------------------     Additional         comprehensive      Accumulated    shareholders'
                                     Shares    Amount    paid-in capital      income(loss)         deficit         equity
                                   ----------  -------  -----------------  -------------------  -------------  ---------------
Balances, July 1, 2001             55,701,398  $ 5,570  $     18,451,781   $            6,265   $(12,326,763)  $    6,136,853

Common stock issued for cash in
  connection with financing
  agreement, net of $100,000
  of offering costs                 1,873,000      187           899,813                    -              -          900,000

Common stock issued for services       46,000        5            40,055                    -              -           40,060

Common stock issued upon exercise
  of stock options                     16,604        2                (2)                   -              -                -

Warrants issued for services                -        -           104,800                    -              -          104,800

Net loss                                    -        -                 -                    -     (4,729,072)      (4,729,072)

Other comprehensive income:
  Change in unrealized gain on
    securities                              -        -                 -                 (261)             -             (261)
  Foreign currency translation
    adjustments                             -        -                 -              135,408              -          135,408
                                   ----------  -------  -----------------  -------------------  -------------  ---------------

Balances, June 30, 2002            57,637,002  $ 5,764  $     19,496,447   $          141,412   $(17,055,835)  $    2,587,788
                                   ==========  =======  =================  ===================  =============  ===============

                                                          (continued)

                                         NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Shareholders' Equity
                                               Years Ended June 30, 2003 and 2002
                                                          (Continued)


                                          Common     Stock    Additional    Accumulated other                       Total
                                        ----------  -------    paid-in        comprehensive      Accumulated    shareholders'
                                          Shares    Amount     Capital           income            deficit         equity
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

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                        Years Ended June 30, 2003 and 2002


                                                             2003         2002
                                                         ------------  -----------
Cash flows from operating activities:
  Net loss                                               $(4,017,785)  (4,729,072)
                                                         ------------  -----------
  Adjustments to reconcile net loss to net cash used
    in operating activities from continuing operations:
    Loss from discontinued operations                        882,718      782,858
    Amortization expense                                     150,916      126,961
    Depreciation expense                                     157,393      190,716
    Amortization of deferred legal and consulting costs      107,941      824,657
    Impairment of intellectual property and equipment        210,000      104,375
    Expenses incurred in exchange for
      common stock, warrants and options                      14,935      144,860
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable              29,139     ( 37,570)
      Decrease (increase) in prepaid expenses                  4,001     ( 21,807)
      Decrease (increase) in deposits and other assets       240,013     (220,867)
      Increase in accounts payable and
        accrued liabilities                                  466,482       57,184
                                                         ------------  -----------

  Total adjustments                                        2,263,538    1,951,367
                                                         ------------  -----------

    Net cash used in operating activities
      from continuing operations                          (1,754,247)  (2,777,705)
                                                         ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications             (239,556)    (186,297)
  Purchases of property and equipment                       (351,431)    (188,755)
  Increase in notes receivable                                     -     ( 85,000)
  Payments received on notes receivable                      170,779      681,721
                                                         ------------  -----------
    Net cash (used in) provided by investing activities
      from continuing operations                            (420,208)     221,669
                                                         ------------  -----------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash           1,826,766      900,000
  Issuance of note payable - related party                    10,000            -
                                                         ------------  -----------
    Net cash provided by financing activities
      from continuing operations                           1,836,766      900,000
                                                         ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                        44,098      117,625
                                                         ------------  -----------

Net cash used in discontinued operations                    (184,877)    (458,899)
                                                         ------------  -----------

Net decrease in cash and cash equivalents                   (478,468)  (1,997,310)

Cash and cash equivalents, beginning                         679,209    2,676,519
                                                         ------------  -----------

Cash and cash equivalents, ending                        $   200,741      679,209
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

In April 2001, the Company recorded deferred legal costs in exchange for the issuance of 3,125,000 shares of common stock valued at $1,000,000 ($0.32 per share). The shares were issued as a non-refundable retainer for legal services to be performed. The Company amortized these deferred costs to general and administrative expense on a straight-line basis over a one-year period ending in April 2002, which represented the estimated period the benefits of the legal costs were expected to be received. The Company recorded amortized remaining legal costs of $824,657 during the year ended June 30, 2002.

INTELLECTUAL  PROPERTY  RIGHTS  AND  PATENT  AND  TRADEMARK  APPLICATIONS:

The PI Technology was acquired upon the issuance of 7,250,000 shares of common stock and 100 shares of Series A preferred stock of the Company and was valued at the estimated fair value of the PI Technology at the date of acquisition based on a written cash offer from an outside third party. This third party is a manufacturer in a field, which uses the intellectual property. The intellectual property has been amortized using the straight-line method over 10 years, which was based on a average protection period of underlying patents. In conjunction with the Company's assessment of its long-lived assets, discussed below, the Company reviewed the estimated remaining useful life of the intellectual property and made a determination in the fourth quarter ended June 30, 2003 to prospectively utilize a remaining useful life of 2-5 years, which is consistent with the remaining average patent protection period of the remaining intellectual property.

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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                             2003            2002
                                         ------------     -----------
Net loss, as reported                    $(4,017,785)     (4,729,072)
Total stock-based employee compensation
expense determined under fair value
based method for all awards               (  233,000)     (  445,000)
                                         ------------     -----------
Net loss, pro forma                      $(4,250,785)     (5,174,072)
                                         ============     ===========
Net loss per share as reported            (     0.07)     (     0.08)
Net loss per share pro forma              (     0.07)     (     0.09)

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

     (c) Effective September 22, 2003, the Company signed a letter of intent with Meshed Systems, GmbH ("Meshed Systems"), in which Meshed Systems is to make a 100,000 Euro investment in EPT in exchange for a 51% equity interest in EPT. The letter of intent provides for Meshed Systems to manage the operations of EPT and to provide EPT with working capital on an as needed basis. The Company is to grant EPT a non-exclusive, non-royalty bearing worldwide license to utilize its ultrasonic technology. Profit sharing is to be based on the proportionate equity ownership. The license will also allow EPT to sublicense the intellectual property. Meshed Systems is managed by a former officer and director of the Company.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002


At June 30, 2003, the carrying amounts of NCT's assets and liabilities are as follows:

          Cash                               $ 10,492
          Accounts receivable                   6,345
          Other assets                          5,140
                                             --------
            Total current assets               21,977
                                             --------

          Machinery, net                       14,957
          Office equipment, net                 5,330
                                             --------
                                               20,287
                                             --------

            Total assets                     $ 42,264
                                             ========

          Accounts payable                   $360,122
          Accrued liabilities                  42,846
                                             --------
            Total liabilities
              (all current)(1)               $402,968
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

In April 2002, the Company loaned $50,000 to a representative of the investment group described above in exchange for an unsecured, 8% note receivable due in October 2002. A payment of $23,930 was received in May 2002. In September
2002, the remaining balance of the note ($26,070) and related interest was received in full.

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

During the years ended June 30, 2003 and 2002, the Company issued shares of common stock in exchange for services. The shares were issued for the following services and were valued at the quoted market price of the Company's common stock at the date the services were performed:

                                 2003              2002
                                ------            ------
                            Shares   Amount   Shares  Amount
                            ------  --------  ------  -------
Third parties, investment-
related services            14,000  $  9,345  36,000  $27,360
Employees                        -         -  10,000   12,700
                            ------  --------  ------  -------
                            14,000  $  9,345  46,000  $40,060
                            ======  ========  ======  =======

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

A  summary  of  the  Option  Plans  is  as  follows:

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2003 and 2002


                                        2003                    2002
                                        ----                    ----
                                             Weighted                Weighted-
                                              average                 average
                                             exercise                 exercise
                                  Shares       price      Shares       price
                                -----------  ---------  -----------  ----------
Outstanding, beginning of
  Year                           8,502,000   $    1.06   6,852,000   $     1.08
Granted                            450,000        0.62   1,675,000         0.98
Expired                         (  150,000)       2.06           -            -
Exercised                       (   14,476)       0.66  (   25,000)        0.45
                                -----------  ---------  -----------  ----------

Outstanding, end of year         8,787,524   $    1.00   8,502,000   $     1.06
                                ===========  =========  ===========  ==========

Options exercisable at
  end of year                    8,322,000   $    1.00   7,502,000   $     1.07
                                ===========  =========  ===========  ==========
Weighted-average fair value of
  options granted during the
  year at market                             $    0.52               $     0.27
                                             =========               ==========

The following table summarizes information about stock options outstanding as of June 30, 2003:

                       Options Outstanding             Options Exercisable
                       -------------------             -------------------
                          Weighted-
                           average                                  Weighted-
  Range of                remaining       Weighted-                  average
  exercise    Number of  contractual       average      Number of    exercise
   prices      options   life (years)  exercise price    options      price
------------  ---------  ------------  ---------------  ---------  ------------
0.20 - 0.50  3,255,000          5.37  $          0.32  3,255,000  $       0.32
0.51 - 1.00   2,495,524          9.48             0.67  2,240,524          0.64
1.01 - 2.00     860,000          7.23             1.53    650,000          1.58
2.01 - 3.00   2,167,000          5.28             2.28  2,167,000          2.28
5.01 - 6.00      10,000          6.67             6.00     10,000          6.00
              ---------  ------------  ---------------  ---------  ------------
              8,787,524          7.80  $          1.00  8,322,524  $       1.00
              =========  ============  ===============  =========  ============

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

10.  LEASES:

The Company has entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through September 30, 2006. Future minimum lease payments under these operating leases are as follows:

     Year ending
       June 30,                   Amount
       --------                  --------
        2004                     $124,743
        2005                       90,901
        2006                       66,601
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