Form 10KSB/A
period 2003-06-30
NANOPIERCE TECHNOLOGIES INC
filed 2004-04-13
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)

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

     The registrant's revenue for the fiscal year ended June 30, 2003 was $37,017.

Transitional  Small  Business  Disclosure     Yes       No  X
                                                  ---      ---

                          Explanatory Note on Amendment


This  Amendment  has  been filed to make minor clarifying revisions to Item 1 of
Part I, and Item 12 of Part II of the Annual Report on Form 10-KSB for the registrant for the fiscal year ended June 30, 2003 that was filed with the Securities and Exchange Commission on September 29, 2003 (the "Original Filing Date"). This Amendment continues to speak as of the Original Filing Date, and the registrant has not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to such date.

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


     The Company will face competition from the development of existing and future competing technologies. There currently exists approximately 28 different technologies that can be used to create interconnect solutions, including dendrite crystals, gold dot technology, anisotropic technology (technologies using materials whose behavior differs in the up/down and left/right directions), elastomerics (rubber-like synthetic materials) and Z-axis conductive adhesives. These technologies currently are produced by materials and chemical suppliers, flexible and rigid printed circuit board manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than the Company. The Company believes that each existing technology currently has limitations with regard to electrical/mechanical performance, manufacturability or cost as compared to NCS. However, there are no assurances that the Company or the NCS can successfully compete with current or future technologies.


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


     On July 1, 2001, the Company advanced $92,500 to Intercell International Corporation (Intercell), a corporation that owned approximately 9.8% of the Company's outstanding common stock as of June 30, 2003, for an unsecured, 5.75% promissory note due on demand. During the fiscal year ended June 30, 2002, the Company increased the advance amount by $35,000 and the note receivable evidencing the advance was increase to reflect the increase in the advance amount. The entire advance amount was collected from Intercell during the fiscal year ended June 30, 2002.

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

        2.04 Technology Development Agreement, dated June 11, 1999, by and among the Company and ORGA Kartensysteme, GmbH. 2

        2.05 Agreement-In-Principle, dated May 18, 1999, by and among the Company and Cirrex Corporation. 2

        4.01      The Articles of Incorporation of the Company 3

        4.02 Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 20, 2002 3

        4.03      Amendment to Articles of Incorporation filed with the Nevada
                  Secretary of State on March 20, 2002 *

        4.04 Certificate of Designation of Rights and Preferences of the Series A Preferred Stock 4

        4.05 Certificate of Designation of Rights and Preferences of the Series B Preferred Stock 5

        4.06 Certificate of Designation of Rights and Preferences of the Series C Preferred Stock 5

        4.07      Form of Common Stock Certificate 3

        4.08      The Amended and Restated By-laws of the Company*

        10.01     Employment Agreement, dated January 1, 2003, between Paul H.
                  Metzinger and the Company*

        10.02     Employment Agreement, dated January 1, 2002 between Dr. Herbert
                  J. Neuhaus and the Company*

        10.03     Employment Agreement, dated July 15, 2002, between Kristi J.
                  Kampmann and the Company*

        11        Statement regarding Computation of Per Share Earnings 6

        21        Subsidiaries of the Company 6

        23        Consent of Independent Certified Public Accountants 6

        31        Certifications pursuant to Section 302 of the Sarbanes-Oxley Act 1

        32        Certifications pursuant to Section 906 of the Sarbanes-Oxley Act 1

___________________
* Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.
1    Filed  herewith.
2 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.
3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
4 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
5 Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.
6    Previously  filed.

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

                                  NANOPIERCE  TECHNOLGIES,  INC.
                                  (a  Nevada  corporation)



     Date:  April 13, 2004         By:  /s/  Paul  H.  Metzinger
                                      --------------------------
                                     Paul  H.  Metzinger,  Director,  Chief
                                     Executive  Officer  &  President



     Date:  April 13, 2004         By:  /s/  Kristi  J.  Kampmann
                                      ---------------------------
                                     Kristi  J.  Kampmann,  Chief  Financial
                                     Officer  &  Chief  Accounting  Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  April 13, 2004          By:  /s/  Paul  H.  Metzinger
                                       --------------------------
                                      Paul  H.  Metzinger,  Director,  Chief
                                      Executive  Officer  &  President


     Date:  April 13, 2004          By:  /s/  Herbert  J.  Neuhaus
                                       ---------------------------
                                      Herbert J. Neuhaus, Director &
                                      Executive Vice-President of
                                      Technology & Marketing


     Date:  April 13, 2004          By:  /s/  Robert  Shaw
                                       -------------------
                                      Robert  Shaw,  Director


     Date:  April 12, 2004          By:  /s/  John  Hoback
                                       -------------------
                                      John  Hoback,  Director

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

INTELLECTUAL  PROPERTY  RIGHTS  AND  PATENT  AND  TRADEMARK  APPLICATIONS:

The PI Technology was acquired upon the issuance of 7,250,000 shares of common stock and 100 shares of Series A preferred stock of the Company and was valued at the estimated fair value of the PI Technology at the date of acquisition based on a written cash offer from an outside third party. This third party is a manufacturer in a field, which uses the intellectual property. The intellectual property has been amortized using the straight-line method over 10 years, which was based on a average protection period of underlying patents. In conjunction with the Company's assessment of its long-lived assets, discussed below, the Company reviewed the estimated remaining useful life of the intellectual property and made a determination in the fourth quarter ended June 30, 2003 to prospectively utilize a remaining useful life of 2.5 years, which is consistent with the remaining average patent protection period of the remaining intellectual property.

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