Form 10QSB/A
period 2003-12-31
NANOPIERCE TECHNOLOGIES INC
filed 2004-04-13
CIK 827161

FORM 10-QSB/A
                                (Amendment No. 1)

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

                          EXPLANATORY NOTE ON AMENDMENT

     This Amendment has been filed to make minor clarifying revisions to Items 1 and 2 of Part I of the Quarterly Report Form 10-QSB for the registrant for the fiscal quarter ended December 31, 2003 that was filed with the Securities and Exchange Commission on February 17, 2004 (the "Original Filing Date"). This Amendment continues to speak as of the Original Filing Date, and the registrant has not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to such date.

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

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, the Independent Auditors' Report includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the six months ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $756,898 for the six months ended December 31, 2003, and an accumulated deficit of $21,830,518 as of December 31, 2003. The Company has not recognized any significant revenues from its PI technology, the Company's subsidiary NCT is under a plan of self-liquidation and in December 2003, the Company sold a controlling 51% interest in EPT.

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


     During the six months ended December 31, 2003, the Company has taken a number of actions to cut the costs of operations and to optimize the Company's cash reserves. The most significant actions taken by the Company include forming a joint venture with Scimaxx Solutions to continue the marketing of the Company's technology, the self-liquidation of the Company's wholly-owned subsidiary, NanoPierce Card Technologies, GmbH and the sale by the Company of a 51% controlling interest in ExypnoTech, GmbH that was previously a wholly-owned subsidiary. The Company has also decreased expenditures on research and development, obtained voluntary reductions in the compensation paid to the officers, directors and employees of the Company and its subsidiaries and reduced the overhead of its administrative offices.

     During the six months ended December 31, 2003, the Company continued in its efforts to raise capital to continue its operations. In January 2004, the Company received approximately $2 million in proceeds from a private placement of units that each consisted of a single share of the Company's common stock and warrants to purchase two shares of the Company's common stock as described herein under "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Financial Condition." After the completion of the financing, the Company made the follow cash disbursements: $181,238 to pay in full several outstanding promissory notes, approximately $239,000 to pay outstanding accounts payable and $272,000 to pay finders fee relating to the private placement that closed in February 2004. The Company expects to utilize the remaining $1,307,433 to support operations and business activities of the Company, including but not limited to such things as the filing of a registration statement registering the common stock and shares of common stock underlying the warrants issued as a part of the private placement that closed in February 2004, salaries and the other day-to-day business activities of the Company. The Company believes that it has enough capital to meet its operating costs for the next twelve months. The Company is not currently actively seeking financing.

     As a result of the Company's limited revenues, lack of liquidity and going concern issues, the Company has revised its business plan to focus on the licensing of its technology to or entering into joint ventures with companies to utilize its technology rather than the development by the Company of its own products utilizing its technology. The Company expects to utilize the cash received from the private placement described above to continue to pursue the development and marketing of its technology through the joint venture arrangement with Scimaxx Solutions and its ownership interest in ExypnoTech and to continue to develop relationships with companies which it enters into licensing agreements or joint venture agreements. At this time, the Company does not have any other operations.

     If the warrants issued to investors in the private placement described above are all exercised, the Company expects to receive an additional $12,500,000. However, no assurance can be given that any of these warrants will be exercised The Company has decided to use the additional funds, if any, received from the exercise of these warrants to acquire a revenue generating company or to acquire technology complementary to the current technology of the Company to be marked through the Company's joint venture arrangement with Scimaxx Solutions, its ownership interest in ExypnoTech and any other licensing agreements or joint venture agreements that the Company may enter in the future.

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

          Exhibit  11  Computation of Net Loss Per Share*

          Exhibit  14  Code of Ethics*

          Exhibit 31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act

          Exhibit 32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act
_______________
* Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003.

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

                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (REGISTRANT)

Date:  April 13, 2004                 /s/Paul  H.  Metzinger
                                      ----------------------------------
                                      Paul H. Metzinger, President & CEO

Date:  April 13, 2004                 /s/Kristi  J.  Kampmann
                                      ----------------------------------
                                      Kristi  J.  Kampmann,
                                          Chief  Financial  Officer