Form 10QSB
period 2004-03-31
NANOPIERCE TECHNOLOGIES INC
filed 2004-05-18
CIK 827161

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

As of May 14, 2004 there were 87,209,033 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format          Yes         No   X
                                                                ---        ---

                         PART I - FINANCIAL INFORMATION

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements                                      Page
                                                                   ----

     Independent Accountants' Report                                F-1

     Condensed Consolidated Balance Sheet - March 31, 2004          F-2

     Condensed Consolidated Statements of Operations  -
          Nine and three months ended
          March 31, 2004 and 2003                                   F-3

     Condensed Consolidated Statements of Comprehensive
          Loss - Nine and three months ended
          March 31, 2004 and 2003                                   F-4

     Condensed Consolidated Statement of Changes in Shareholders'
          Equity - Nine months ended March 31, 2004                 F-5

     Condensed Consolidated Statements of Cash Flows -
          Nine months ended March 31, 2004 and 2003                 F-6

     Notes to Condensed Consolidated Financial Statements           F-7

Item 2.  Management's Discussion and Analysis                        1

Item 3. Controls and Procedures                                      5

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings                                           5

Item 2.  Changes in Securities                                       6

Item 6.  Exhibits and Reports on Form 8-K                            6

     SIGNATURES                                                      8

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




Board  of  Directors
NanoPierce  Technologies,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NanoPierce Technologies, Inc. and subsidiaries as of March 31, 2004, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended March 31, 2004 and 2003, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended March 31, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

GELFOND  HOCHSTADT  PANGBURN,  P.C.


Denver,  Colorado
May  13,  2004

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                  March 31, 2004
                                    (Unaudited)


                              Assets
                              ------
Current assets:
  Cash and cash equivalents                                          $  1,022,721
  Prepaid expenses                                                          2,000
  Assets of discontinued operations (Note 2)                                3,396
                                                                     -------------
    Total current assets                                                1,028,117
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           66,356
  Less accumulated depreciation                                           (40,836)
                                                                     -------------
                                                                           25,520
                                                                     -------------

Other assets:
  Deposits and other                                                       19,806
  Intellectual property rights, net of accumulated
    amortization of $609,315                                              190,685
  Patent and trademark applications, net of accumulated
    amortization of $120,802                                              451,537
  Investments in affiliates (Notes 4 and 5)                               335,283
                                                                     -------------
                                                                          997,311
                                                                     -------------

       Total assets                                                  $  2,050,948
                                                                     =============


                   Liabilities and Shareholders' Equity
                   ------------------------------------

Current liabilities:
  Accounts payable                                                   $    199,350
  Accrued liabilities                                                      10,014
  Liabilities of discontinued operations (Note 2)                         363,057
                                                                     -------------

    Total liabilities  (all current)                                      572,421
                                                                     -------------

Commitments and contingencies (Notes 5 and 8)

Shareholders' equity (Note 7):
  Preferred stock; $0.0001 par value; none issued and outstanding;
   5,000,000 shares authorized
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     86,209,033 shares issued and outstanding                               8,621
  Additional paid-in capital                                           23,397,326
  Accumulated other comprehensive income                                  194,986
  Accumulated deficit                                                 (22,122,406)
                                                                     -------------
      Total shareholders' equity                                        1,478,527
                                                                     -------------

        Total liabilities and shareholders' equity                   $  2,050,948
                                                                     =============

See notes to condensed consolidated financial statements.

                       NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                                         (Unaudited)


                                            Three Months Ended       Nine Months Ended
                                                 March31,                  March31,
                                               ------------               -----------
                                            2004         2003         2004         2003
                                        ------------  -----------  -----------  -----------
Revenues                                $         -        8,475       28,449       19,102
                                        ------------  -----------  -----------  -----------

Operating expenses:
  Research and development                        -       88,792       46,863      273,579
  General and administrative                295,212      643,865      998,416    1,821,255
  Selling and marketing                           -       68,833       37,033      203,244
                                        ------------  -----------  -----------  -----------
                                            295,212      801,490    1,082,312    2,298,078
                                        ------------  -----------  -----------  -----------

Loss from operations                       (295,212)    (793,015)  (1,053,863)  (2,278,976)
                                        ------------  -----------  -----------  -----------

Other income (expense):
  Interest income                             3,188        4,760       11,387       19,716
  Extinguishment of liabilities              52,500            -       52,500            -
  Equity losses of affiliates              ( 48,539)           -     ( 68,372)           -
  Interest expense                             (909)           -       (3,699)           -
                                        ------------  -----------  -----------  -----------
                                              6,240        4,760       (8,184)      19,716
                                        ------------  -----------  -----------  -----------

Loss from continuing operations            (288,972)    (788,255)  (1,062,047)  (2,259,260)
                                        ------------  -----------  -----------  -----------

Discontinued operations; (loss) income
  from operations of subsidiary              (2,916)    (200,045)      13,261     (603,270)
                                        ------------  -----------  -----------  -----------

Net loss                                $  (291,888)    (988,300)  (1,048,786)  (2,862,530)
                                        ============  ===========  ===========  ===========

Basic and diluted loss per share:
  Loss from continuing operations                 *       ( 0.02)      ( 0.01)      ( 0.04)
  (Loss) income from discontinued
  operations                                      *            *            *       ( 0.01)
                                        ------------  -----------  -----------  -----------

Net loss per share, basic and diluted   $         *       ( 0.02)      ( 0.01)      ( 0.05)
                                        ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding                     81,663,563   63,464,958   71,139,776   60,548,492
                                        ============  ===========  ===========  ===========

     * Less than $0.01 per share.

     See notes to condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                                    (Unaudited)



                                 Three Months Ended         Nine Months Ended
                              ------------------------  -------------------------
                                     March 31,                  March 31,
                              ------------------------  -------------------------
                                 2004         2003          2004         2003
                              -----------  -----------  ------------  -----------
Net loss                      $( 291,888)  (  988,300)  ( 1,048,786)  (2,862,530)

Change in unrealized gain on
  securities                   (     177)  (       83)  (       296)  (      154)

Change in foreign currency
  translation adjustments         10,930        9,396         5,192       39,605
                              -----------  -----------  ------------  -----------

Comprehensive loss            $ (281,135)  (  978,987)   (1,043,890)  (2,823,079)
                              ===========  ===========  ============  ===========

See notes to condensed consolidated financial statements.

                               NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statement of Changes in Shareholders' Equity
                                      Nine Months Ended March 31, 2004
                                                 (Unaudited)



                             Common stock      Additional   Accumulated other                     Total
                          -------------------    paid-in      comprehensive     Accumulated   shareholders'
                            Shares    Amount     capital          income          deficit         equity
                          ----------  -------  -----------  ------------------  ------------  --------------
Balances, July 1, 2003    65,054,738  $ 6,505  21,567,807             190,090   (21,073,620)        690,782

Common stock and
  warrants issued for
  cash, net of $272,000
  offering costs          20,769,231    2,077   1,825,923                   -             -       1,828,000

Common stock issued
  in satisfaction of
  payable                    200,000       20       3,615                   -             -           3,635

Common stock issued for
  cashless exercise of
  warrants                   185,064       19         (19)                  -             -               -

Net loss                           -        -           -                   -    (1,048,786)     (1,048,786)

Other comprehensive
  income (loss):
    Change in unrealized
      gain on securities           -        -           -                (296)            -            (296)
    Foreign currency
      translation
      adjustments                  -        -           -               5,192             -           5,192
                          ----------  -------  -----------  ------------------  ------------  --------------
Balances,
  March 31, 2004          86,209,033  $ 8,621  23,397,326             194,986   (22,122,406)      1,478,527
                          ==========  =======  ===========  ==================  ============  ==============

See notes to condensed consolidated financial statements.

                    NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                       Nine Months Ended March 31, 2004 and 2003
                                      (Unaudited)

                                                                 2004         2003
                                                             ------------  -----------
Cash flows from operating activities:
 Net loss                                                    $(1,048,786)  (2,862,530)
                                                             ------------  -----------
 Adjustments to reconcile net loss to net cash used
  in operating activities from continuing operations:
  (Income) loss from discontinued operations                    ( 13,261)     603,270
  Amortization expense                                           117,926      103,905
  Depreciation expense                                            16,900      115,099
  Equity losses of affiliates                                     68,372            -
  Amortization of deferred consulting costs                      122,459       50,499
  Stock-based compensation expense                                     -       14,934
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                      2,000     (216,868)
   Decrease (increase) in prepaid expense                         43,748     ( 30,546)
   Decrease (increase) in deposits and other assets                7,860     ( 58,996)
   (Decrease) increase in accounts payable and
     accrued liabilities                                        (245,825)     316,821
                                                             ------------  -----------
 Total adjustments                                               120,179      898,118
                                                             ------------  -----------

    Net cash used in operating activities
      from continuing operations                                (928,607)  (1,964,412)
                                                             ------------  -----------

Cash flows from investing activities:
  Increase in patent and trademark applications                 ( 63,178)    (129,884)
  Purchases of property and equipment                             (1,575)    ( 22,941)
  Payments received on notes receivable                                -      170,779
  Cash effect of ExypnoTech deconsolidation                     (115,151)           -
                                                             ------------  -----------
    Net cash (used in) provided by investing activities
      from continuing operations                                (179,904)      17,954
                                                             ------------  -----------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash               1,828,000    1,595,461
  Proceeds from notes payable                                    165,000            -
  Payments of notes payable                                    ( 175,000)           -
                                                             ------------  -----------
    Net cash provided by financing activities
      from continuing operations                               1,818,000    1,595,461
                                                             ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                           119,588       17,127
                                                             ------------  -----------

Net cash used in discontinued operations                          (7,095)      (9,094)
                                                             ------------  -----------

Net increase (decrease) in cash and cash equivalents             821,982     (342,964)

Cash and cash equivalents, beginning                             200,739      679,209
                                                             ------------  -----------

Cash and cash equivalents, ending                            $ 1,022,721      336,245
                                                             ============  ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $         -        5,923
                                                             ============  ===========
Supplemental disclosure of non-cash investing and financing
  activities:
   Issuance of common stock in satisfaction of payable       $     3,635            -
                                                             ============  ===========
   Investment in joint venture in exchange for equipment     $   132,000
                                                             ============
   Warrant issued for deferred consulting services                     -      230,400
                                                             ============  ===========
See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)

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

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2003. It is the Company's opinion that when the interim statements are read in conjunction with the June 30, 2003 Annual Report on Form 10-KSB/A, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

In the Company's last Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2003, the Independent Auditors' Report includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the nine months ended March 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,048,786 for the nine months ended March 31, 2004, and an accumulated deficit of $22,122,406 as of March 31, 2004. The Company has not recognized any significant revenues from its PI technology, the Company's subsidiary NCT is under a plan of self-liquidation, and in December 2003, the Company sold a controlling 51% interest in EPT.

In January 2004, the Company entered into an equity financing agreement, of which the Company received $2 million upon the issuance of restricted common stock (Note 7). The Company intends to use these funds to support operations and for possible business acquisitions.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)


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

NCOS business activities are to include the licensing, sale and/or manufacturing of certain electronic products using the NCS technology. Through March 31, 2004, NCOS activities have primarily consisted of research and development, marketing and administrative functions. Prior to discontinuing operations, NCT activities consisted primarily of providing software development and implementation services, and performing administrative, research and development, and selling and marketing activities. Through March 31, 2004, EPT activities have primarily consisted of manufacturing inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Scimaxx Solutions, LLC, which is an equity investment (Note 5) is primarily involved in research and development and marketing functions.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)

Loss  Per  Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (81,231,877 shares at March 31, 2004 and 15,984,376 shares at March 31, 2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the nine months ended March 31, 2004 and 2003, respectively, would have changed to the pro forma amounts indicated below:

                                          March 31,     March 31,
                                             2004          2003
                                         ------------  ------------
Net loss, as reported                    $(1,048,786)  ( 2,862,530)
Total stock-based employee compensation
  expense determined under fair value
  based method for all awards                      -   (    58,000)
                                         ------------  ------------
Net loss, pro forma                      $(1,048,786)  ( 2,920,530)
                                         ============  ============
Net loss per share, as reported          $(     0.01)  (      0.05)
Net loss per share, pro forma            $(     0.01)  (      0.05)

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)

The fair value of options granted during the nine months ended March 31, 2003 (Note 7) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected  dividend  yield                            0%
     Expected  stock  price  volatility                 105%
     Risk-free  interest  rate                          2.9%
     Expected  life  of  options                     6.5 years

No options were granted during the nine months ended March 31, 2004.

Research  and  Development:

The Company includes in research and development expense: payroll, facility rent, lab supplies and other expense items directly attributable to research and development expenses. The Company does not contract its research and development work, nor does it, at this time, perform research and development work for others.

Recently  Issued  Accounting  Pronouncements:

In January 2003, the Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date of this interpretation was extended until the first fiscal period ending after December 15, 2003. The adoption of FIN 46 did not impact the Company's financial position or results of operations.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)

At March 31, 2004, NCT's remaining asset is cash of $3,396, and its liabilities consist of accounts payable of $363,057 (excluding intercompany payables of approximately $182,982).

NCT's revenues for the nine months ended March 31, 2004 and 2003 reported in discontinued operations were $0 and $139,651, respectively ($0 and $43,124 for the three months ended March 31, 2004 and 2003, respectively). NCT recorded income for the nine months ended March 31, 2004 of $13,261 (a net loss of $2,916 for the three months ended March 31, 2004), which was due to gains recognized from the sale of equipment and the extinguishment of certain accrued expenses. NCT recorded a loss for the nine months ended March 31, 2003 of $603,270 (a loss of $200,045 for the three months ended March 31, 2003). NCT did not incur any income taxes during these periods.

3.  Notes  receivable:
----------------------

During the nine months ended March 31, 2003, two notes receivable were paid. The Company received $144,709 under a 5%, unsecured note receivable and $26,070 under an 8%, unsecured note receivable.

4.  Investment  in  EPT:
------------------------

On December 11, 2003, an unrelated German entity agreed to purchase a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 was received as of March 31, 2004. No gain or loss was incurred by the Company as a result of this transaction. As a result of the Company's reduced ownership interest and loss of control of EPT, the Company deconsolidated EPT as of December 11, 2003, and began accounting for its investment in EPT under the equity method of accounting at that time. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($231,069 at March 31, 2004) is adjusted to recognize the Company's proportionate share of EPT's income
(loss)  each  period.

Unaudited condensed financial information of EPT as of March 31, 2004, and for the nine month periods ended March 31, 2004 and 2003 are as follows:

Assets:
    Current assets                     $ 78,205
    Equipment                           315,882
                                       --------

  Total assets                         $394,087
                                       ========

Liabilities and members' equity:
    Current liabilities                $150,381
    Members' equity                     243,706
                                       --------

Total liabilities and members' equity  $394,087
                                       ========

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)


                       Nine Months Ended
                           March 31,
                    ------------------------
                       2004        2003
                    -----------  -----------

Revenues            $   34,885   $   17,201
Costs and expenses    (246,556)    (364,420)
                    -----------  -----------

Net loss            $ (211,671)  $ (347,219)
                    ===========  ===========

Pro forma results of the Company's operations for the nine months ended March 31, 2004 and 2003, assuming the deconsolidation of EPT occurred as of July 1, 2003 and 2002, are as follows:

                        2004          2003
                    ------------  -------------

Revenues            $         -   $          -
Operating expenses  $  (922,910)  $( 1,855,094)
Net loss            $  (918,353)  $( 2,515,311)

5.  Investment  in  Joint  Venture  Interest:
---------------------------------------------

On September 15, 2003, the Company entered into a joint venture agreement with Scimaxx, LLC, an entity related to the Company in that a member of Scimaxx, LLC is an officer/director of the Company. The name of the joint venture is Scimaxx Solutions, LLC (Scimaxx Solutions, a Colorado Limited Liability company formed in September 2003). The purpose of the joint venture is to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity.

The Company received a 50% interest in the joint venture in exchange for a contribution of NCOS equipment with a carrying value of approximately $132,000 at September 15, 2003. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC is to invest $50,000 cash, of which $22,900 has been received as of March 31, 2004. The terms of the joint venture provide for the Company to share in 50% of joint venture net profits, if any. The Company is to share in 50% of joint venture net losses beyond the first $50,000. The Company has a 49% voting interest in the joint venture. The Company has determined that Scimaxx LLC is the controlling financial interest holder and therefore, the Company is accounting for its investment in Scimaxx Solutions as an equity method investment. At March 31, 2004, the Company's investment in Scimaxx Solutions is $104,214. At March 31, 2004, Scimaxx Solutions' assets consist of cash of $3,142, accounts receivable of $2,015, and machinery and equipment of approximately $98,800; liabilities consist of $6,602 of accounts payable. Through the nine months ended March 31, 2004, Scimaxx Solutions recognized revenues of $7,579 and a net loss of $54,898; $29,104 of which was allocated to Scimaxx, LLC.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)

In April 2004, the Company advanced Scimaxx Solutions $25,000 to support continuing operations.

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

7.  Shareholders'  Equity:
--------------------------

On January 20, 2004, the Company sold 20,000,000 units at a price of $0.10 per unit for an aggregate amount of $2,000,000 cash, pursuant to a Securities Purchase Agreement (net of $272,000 of offering costs, discussed below). A unit consists of (i) one share of the Company's common stock, (ii) a warrant to purchase one share of common stock at an exercise price of $0.10 per share, and
(iii) a warrant to purchase two shares of the Company's common stock at an exercise price of $0.25 per share. All warrants have an expiration date of January 20, 2009. As a result of the sale, the Company issued 20,000,000 shares of its common stock, 20,000,000 warrants with an exercise price of $0.10 per share and 40,000,000 warrants with an exercise price of $0.25 per share.

In connection with the sale of the units, the placement agent received a fee consisting of a cash payment equal to 3% of the gross proceeds from the transaction ($60,000) and warrants to purchase 3% of the total number of shares of common stock issued to the investors on the closing date. The Company issued to the placement agent warrants to purchase 600,000 shares of common stock with an exercise price of $0.10 per share. The warrants expire on January 20, 2009. The placement agent is also entitled to receive an additional cash payment equal to 3% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants and additional warrants to purchase 3% of the total number of shares issued as a result of the exercise of the $0.10 warrants. The Company also paid a $200,00 finders fee to a third party and issued warrants to purchase 2,000,000 shares of common stock with an exercise price of $0.10 per share. This third party is also entitled to receive an additional cash payment of 10% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants. The Company also incurred an additional $12,000 of offering costs, primarily legal costs. The warrants expire on January 20, 2009.

During the nine months ended March 31, 2004, the Company sold 769,231 shares of restricted common stock for cash of $100,000. The Company also issued 200,000 shares of restricted common stock in satisfaction of a $3,635 payable.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)

During the nine months ended March 31, 2004, warrants to purchase 403,333 shares of common stock were exercised (cashless exercise election) in exchange for 185,064 shares of common stock.

During the nine months ended March 31, 2004, warrants to purchase 732,500 shares of common stock with exercise prices ranging from $0.30 to $2.81 per share expired.

During the nine months ended March 31, 2003, the Company granted stock options to purchase 450,000 shares of common stock at exercise prices of $0.58 to $0.97 per share to employees and a director of the Company.

In May 2004, a warrant to purchase 1,000,000 shares of common stock was exercised for $100,000.

8.  Commitments  and  Contingencies:
------------------------------------

Depository  Trust  Suit:

On May 4, 2004, the Company filed suit against the Depository Trust and Clearing Corporation, the Depository Trust Company, and the National Securities Clearing Corporation in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The Company is seeking for damages in the amount of $25,000,000 and treble damages.

Financial  Advisory  and  Placement  Agent  Agreement:

Effective January 10, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party, which expired in January 2004. Under the terms of the agreement, this placement agent served as financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. Compensation also included a $10,000 monthly advisory fee, payable in cash, beginning in June 2003, and ending in January 2004, of which $60,000 has been expensed though March 31, 2004.

Compensation to this placement agent consisted of a retainer fee (deferred consulting costs) valued at approximately $230,400, which included a warrant to purchase up to 450,000 shares of the Company's common stock. The cost of the warrant has been amortized over the twelve-month period from the date of issuance of the warrant. During the nine months ended March 31, 2004, $122,459 was expensed in connection with the warrant.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Nine Months Ended March 31, 2004 and March 31, 2003
                                   (Unaudited)

Financing  Agreement  Suit:

In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. The Company is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings, in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York. In July 2003, Harvest Court, LLC filed suit against the Company, Mr. Metzinger, Ms. Kampmann, Dr. Neuhaus, Dr. Shaw and unrelated third parties in the United States District Court for the Southern District of New York, New York City, New York. The suit alleges violations of federal securities laws and common law fraud among other claims. Harvest Court, LLC is seeking various forms of relief including compensatory and punitive damages. The Company is preparing pleadings responsive to the complaint.

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

9.  Foreign  and  Domestic  Operations:
---------------------------------------

The Company's revenues from continuing operations during the nine-month periods ended March 31, 2004 and 2003 were generated solely in Germany. There was no significant amount of transfers between geographic areas. Long-lived assets at March 31, 2004 of $667,742 were located solely in the United States.

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

RESULTS  OF  OPERATIONS

     On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency filing was necessary, in the view of the Company, in order to comply with specific German legal requirements. NCT is presented as discontinued operations in the Company's consolidated financial statements. During the nine months ended March 31, 2004, NCT recognized net income of $13,261 compared to losses of $603,270 during the nine months ended March 31, 2003. In September 2003, the court rejected the application for insolvency, and the Company is now under self-liquidation in accordance with German law. In compliance with the self-liquidation, NCT sold its fixed assets to an unrelated third-party in December 2003.

     The Company recognized $28,449 in revenues from continuing operations during the nine months ended March 31, 2004 compared to $19,102 for the nine months ended March 31, 2003($0 and $8,475 for the three months ended March 31, 2004 and 2003, respectively). The $28,449 in revenues was generated from the sale of inlay components to customers by ExypnoTech.

     The Company recognized $11,387 in interest income during the nine months ended March 31, 2004 compared to $19,716 during the nine months ended March 31, 2003 ($3,188 and $4,760 for the three months ended March 31, 2004 and 2003, respectively).

     Total operating expenses from continuing operations during the nine months ended March 31, 2004 were $1,082,312 compared to $2,298,078 for the nine months ended March 31, 2003 ($295,212 compared to $801,490 for the three months ended March 31, 2004 and 2003, respectively). The decrease of $1,215,766 is primarily attributable to a decrease in general and administrative expenses, as described below.

     General and administrative expenses during the nine months ended March 31, 2004 were $998,416 compared to $1,821,255 for the nine months ended March 31, 2003 ($295,212 compared to $643,865 for the three months ended March 31, 2004 and 2003, respectively). The decrease of $822,839 is primarily attributable to a $594,428 decrease in payroll expenses and a $56,669 decrease in legal expenses. Selling and marketing expenses during the nine months ended March 31, 2004 were $37,033 compared to $203,244 during the nine months ended March 31, 2003 ($0 and $68,833 for the three months ended March 31, 2004 and 2003, respectively). The decrease of $166,211 was due to a decrease in marketing activities throughout the Company. Research and development expenses during the nine months ended March 31, 2004 were $46,863 compared to $273,579 for the nine months ended March 31, 2003 ($0 and $88,792 for the three months ended March 31, 2004 and 2003). The decrease of $226,716 was due to a decrease in activities at the Company's subsidiaries in connection with the further development and expansion of the NCS(TM) technology.

     During the nine months ended March 31, 2004, the Company recognized a net loss of $1,048,786 compared to a net loss of $2,862,530 during the nine months ended March 31, 2003 ($291,888 and $988,300 for the three months ended March 31, 2004 and 2003, respectively). The decrease of $1,813,744 is primarily attributable to the decrease of $1,215,766 in operating expenses and income of $13,261 from discontinued operations during the nine month period ended March 31, 2004, compared to a loss from discontinued operations of $603,270 during the nine months ended March 31, 2003.

LIQUIDITY  AND  FINANCIAL  CONDITION

     The Company's continuing operations are not generating positive cash flows. On January 20, 2004 (the "Closing Date"), the Company sold a total of 20,000,000 units at $0.10 per unit for an aggregate of $2,000,000 (net of $272,000 of offering costs), pursuant to a Securities Purchase Agreement dated as of the Closing Date (the "Securities Purchase Agreement"). For each unit purchased, the investors received (i) one share of the Company's common stock, par value $.0001 per share, (ii) a warrant to purchase one share of common stock at an exercise price of $0.10 per share ("the $0.10 warrants") and (iii) an additional warrant to purchase two shares of common stock at an exercise price of $0.25 per share (the "$0.25 warrants"). The $0.10 warrants and the $0.25 warrants expire on January 20, 2009 unless exercised earlier.

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

     An unrelated third party ("the Finder") received a fee for the introduction of the Company to the Placement Agent and the purchasers and for various consulting work done on behalf of the Company. The fee consisted of a cash payment equal to 10% of the gross proceeds from the Transaction ($200,000) and warrants to purchase 10% of the total number of shares of common stock issued to the investors on the Closing Date (2,000,000 shares). The warrants have an exercise price of $0.10 per share and expire on January 20, 2009 unless exercised earlier. The Finder is also entitled to receive an additional cash payment of 10% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants by the investors and additional warrants to purchase 10% of the total number of shares, if any, issued as a result of the exercise of the $0.10 warrants. The additional warrants have an exercise price of $0.10 per share and expire on January 20, 2009 unless exercised earlier. The Company also incurred $12,000 of additional offering costs, primarily legal costs, at the closing date.

     If all of the warrants from the transaction issued to the investors, the Placement Agent and the Finder are exercised, the Company will be required to issue an additional 85,200,000 shares of common stock, and the Company, on a fully diluted basis (including the reservation of 11,919,120 shares as required by the court in the Financing Agreement Litigation), would have 179,360,030 shares of Common Stock issued and outstanding.

     During the nine months ended March 31, 2004, the Company also sold 769,231 shares of common stock for $100,000. The funds were raised to support operations.

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

     During the nine months ended March 31, 2004, Mr. Metzinger, the President and CEO of the Company loaned $30,000 to the Company in exchange for an unsecured 7% promissory note due in September 2004. During the fiscal year ended June 30, 2003, Mr. Metzinger loaned $10,000 to the Company in exchange for an unsecured 7% promissory note due in December 2003. At December 31, 2003, the note balances were $40,000. In January 2004, the notes were paid in full.

     During the nine months ended March 31, 2004, Intercell International Corporation, an affiliate of the Company, loaned the Company $35,000 in exchange for an unsecured 7% promissory note due in September 2004. At September 30, 2003, the note balance was $35,000. In November 2003, Intercell International Corporation loaned the Company $100,000 in exchange for a 7% promissory note due in November 2004. The promissory note is collateralized by an assignment of a 51% interest in and to the proceeds, if any, that the Company may receive as a result of the Financing Agreement litigation. At December 31, 2003, the note balances were $135,000. In January 2004 the notes were paid in full.

     During the nine months ended March 31, 2004, the Company expanded the scope of its patent and trademark applications. The patent and trademark applications are being amortized using the straight-line method over ten years. On March 31, 2004, the Company has a remaining unamortized carrying value of patent and trademark applications totaling $451,537, compared to $431,286 on June 30, 2003. The net increase of $20,251 was primarily due to cash expenditures of $63,178 for patent and trademark applications, which reflect the Company's efforts to increase patent and trademark protection overseas.

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

     In September 2003, the Company formed a joint venture with Scimaxx, LLC. The joint venture, Scimaxx Solutions, LLC is to market the Company's technology. Scimaxx LLC, is owned by an officer and director of the Company and two former employees of the Company. In return for 50% ownership of the Scimaxx Solutions, LLC (49% voting interest), the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. The Company is not required to make any cash contributions to the joint venture. Operating capital is to be provided by Scimaxx, LLC, of which $22,900 has been received through March 31, 2004. In April 2004, the Company advanced $25,000 to Scimaxx Solutions to support continuing operations.

     During the nine months ended March 31, 2004, the Company continued its efforts to raise capital to continue its operations. In January 2004, the Company received $2 million in proceeds (net of $272,000 of offering costs) from a private placement of units that each consisted of a single share of the Company's common stock and warrants to purchase two shares of the Company's common stock as described herein under "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Financial Condition." After the completion of the financing, the Company made the following cash disbursements: $181,238 to pay in full several outstanding promissory notes, and approximately $239,000 to pay outstanding accounts payable. The Company expects to utilize the remaining $1,307,762 to support operations and business activities of the Company, including but not limited to such things as the filing of a registration statement registering the common stock and shares of common stock underlying the warrants issued as a part of the private placement that closed in January 2004, salaries and the other day-to-day business activities of the Company. The Company believes that it has enough capital to meet its operating costs for the next twelve months. The Company is not currently actively seeking financing.

     As a result of the Company's limited revenues, lack of liquidity and going concern issues, the Company has revised its business plan to focus on the licensing of its technology to or entering into joint ventures with companies to utilize its technology rather than the development by the Company of its own products utilizing its technology. The Company expects to utilize the cash received from the private placement described above to continue to pursue the development and marketing of its technology through the joint venture arrangement with Scimaxx Solutions and its ownership interest in ExypnoTech and to continue to develop relationships with companies which it enters into licensing agreements or joint venture agreements with. At this time, the Company does not have any other operations.

     If the warrants issued to investors in the private placement described above are all exercised, the Company expects to receive an additional $12,500,000. However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided to use the additional funds received from the exercise of these warrants to acquire a revenue generating company or to acquire technology complementary to the current technology of the Company, to be marketed through the Company's joint venture arrangement with Scimaxx Solutions, its ownership interest in ExypnoTech and any other licensing agreements or joint venture agreements that the Company may enter in the future.

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


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On May 4, 2004, the Company filed suit against the Depository Trust and Clearing Corporation, the Depository Trust Company, and the National Securities Clearing Corporation in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The Company is seeking damages in the amount of $25,000,000 and treble damages.

ITEM  2.  CHANGES  IN  SECURITIES

     During the period of January 1, 2004 to March 31, 2004 the Company made the following issuances of its securities:


     (a) The Company issued 185,064 restricted common shares on the cashless exercise of warrants by investors.

Exemption From Registration Claimed

     All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and investors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

          Exhibit  11  Computation  of  Net  Loss  Per  Share
          Exhibit  10.1  Employment  Agreement  of  Paul  H.  Metzinger
          Exhibit  10.2  Employment  Agreement  of  Kristi  J.  Kampmann
          Exhibit 31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
          Exhibit 32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

          (B) REPORTS ON FORM 8-K. The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

               - Current Report on Form 8-K dated, January 20, 2004, filed with the Securities and Exchange Commission on January 26, 2004 (Regarding a $2,000,000 Private Placement in the Company.)
               - Amendment to Current Report on Form 8-K dated, January 20, 2004, filed with the Securities and Exchange Commission on January 30, 2004 (Regarding a $2,000,000 Private Placement in the Company.)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NANOPIERCE  TECHNOLOGIES,  INC.

                              (REGISTRANT)

Date: May 17, 2004            /s/Paul H. Metzinger
                              --------------------------------------
                              Paul H. Metzinger, President & CEO


Date: May 17, 2004            /s/Kristi J. Kampmann
                              --------------------------------------
                              Kristi J. Kampmann,
                                    Chief Financial Officer