Form 10KSB
period 2004-06-30
NANOPIERCE TECHNOLOGIES INC
filed 2004-10-01
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
 (Mark  one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2004
                    ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  file  number:  33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
                    Exact name of registrant as specified in
                                   its charter

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

                     (Title of Class)      Name of Each
                                          Exchange On Which
                                             Registered
                    ----------------------------------------
                      Common Stock,           NASDAQ:BB
                    $0.0001 Par Value     Frankfurt Exchange
                                           Hamburg Exchange


     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III or this Form 10-KSB or any amendment hereto. [X]

     As of the close of trading on September 27, 2004, there were 90,059,033 shares outstanding, 87,996,765 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on September 27, 2004, was approximately $10,559,612.

     The registrant's revenue for the fiscal year ended June 30, 2004 was $34,258.

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

     On February 26, 1998, the Company acquired the intellectual property rights related to the Company's patented Particle Interconnect Technology (the "PI Technology") from Particle Interconnect Corporation ("PI Corp"), a Colorado corporation, and a wholly owned subsidiary of Intercell Corporation (now known as Intercell International Corporation, hereinafter "Intercell"), a Nevada corporation. In exchange for the assets of PI Corp, the Company issued 7,250,000 shares of its common stock and 100 shares of the Company's Series A preferred stock (convertible into 7,250,000 common shares) to Intercell. Intercell, subsequently converted the 100 shares of the Series A preferred stock in June 1999 for 7,250,000 common shares. As of June 30, 2004, Intercell held 464,870 common shares of the Company. The Company acquired the PI Technology in order to pursue a more focused, strategic application and development of the PI Technology, subsequently referred to as the NanoPierce Connection System ("NCS(TM)"). NCS is an alternative method of providing temporary or permanent electrical connections between different flexible, rigid, metallic and non-metallic surfaces. Through the use of the particle technology, the Company can also attach semi-conductors directly to various surfaces. The Company has trademarked this process as WaferPierce(TM).

     The Company, since the acquisition of NCS, has focused on attempting to provide the electronics industry with technologically advanced, cost-effective electronic connection technology that utilizes less expensive materials, allows for electronic connections to be made with and on flexible materials, miniaturizes the components needed to make electronic connections, allows lead-free connections and allows electronic connections to be made in an environment where increased temperatures would not previously allow such connections.

     The Company does not currently plan to manufacture or develop products that utilize the Company's particle technology and the Company has no prior experience in taking technology to the manufacturing or production stage. The Company expected to generate revenue by licensing companies to apply the Company's particle technology to products that are brought to the market place by those licensees or by entering into joint ventures with companies that manufacture products using the particle technology. To date, the Company has not successfully licensed companies to manufacture, develop and market products using the Company's particle technology, and the Company does not currently have licensing relationships in place.

     During the fiscal year ended June 30, 2004, the Company minimized its operations to conserve funds. After the completion of the financing described below under "ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS-Recent Sales of Unregistered Securities," the Company revised its business strategy and intends to use the funds received or to be received from such sale to support minimal operations while it investigates potential acquisition targets. In addition, the Company dissolved a wholly-owned subsidiary (NanoPierce Card), terminated operations of a wholly-owned subsidiary (NanoPierce Connection), sold a majority interest in a subsidiary (ExypnoTech), entered into a joint venture (Scimaxx Solutions) and formed a new wholly-owned subsidiary (ExypnoTech, LLC), each as described below.

     NANOPIERCE CARD TECHNOLOGIES, GMBH ("NANOPIERCE CARD"). Established in January 2000, NanoPierce Card was located in Hohenbrunn, Germany. NanoPierce Card was responsible for the marketing of the Company's technology, services and products on an international basis. On April 1, 2003, NanoPierce Card filed for insolvency with the Courts of Munich, Germany. The insolvency was necessary in order to comply with specific German legal requirements. In conjunction, with the insolvency filing, management decided in April 2003 to discontinue operations at NanoPierce Card and to liquidate NanoPierce Card, through a self-liquidation. The Company completed the plan of self-liquidation and the German court legally dissolved NanoPierce Card on June 8, 2004.

     NANOPIERCE CONNECTION SYSTEMS, INC. ("NANOPIERCE CONNECTION"). NanoPierce Connection, a Nevada corporation, was located in Colorado Springs, Colorado, USA. Beginning business in January 2002, NanoPierce Connection was the center for research and development activities. In September 2003, the Company entered into a joint venture with Scimaxx, LLC in order to further the marketing of the services previously offered by NanoPierce Connection. In return for a 50% ownership interest in the newly created joint venture (Scimaxx Solutions described below), the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. The Company has no ongoing responsibilities to make any cash contributions to the joint venture.

     EXYPNOTECH, GMBH ("EXYPNOTECH"). ExypnoTech was organized in February 2002. ExypnoTech produces inlay components used in the manufacturing of, among other things, smart labels (often referred to as radio frequency identification tags or "RFID"). ExypnoTech, in addition to the inlay components, plans to manufacture and sell other types of RFID components. In December 2003 ExypnoTech sold a controlling 51% interest in ExypnoTech to TagStar Systems, GmbH for $98,000 in cash. As a result of this sale, the Company does not have a controlling interest in ExypnoTech and the Company is only entitled to 49% of the net income generated by ExypnoTech. ExypnoTech, if able, will pay dividends on an annual basis. The Company is entitled to 49% of the dividends, if any, paid as a result of any future profits of ExypnoTech. The sale of the controlling interest in ExypnoTech decreased the Company's revenues from ExypnoTech.

     SCIMAXX SOLUTIONS, LLC ("SCIMAXX SOLUTIONS"). On September 15, 2003, the Company entered into a joint venture with Scimaxx, LLC (Dr. Neuhaus, a director of the Company is a part owner of Scimaxx, LLC - See Item 12). The purpose of the joint venture is to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity. The Company received a 50% interest in the joint venture in exchange for a contribution of the equipment owned by NanoPierce Connection. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC is to invest $50,000 cash, of which $22,900 has been received as of June 30, 2004. The terms of the joint venture provide for the Company to share in 50% of joint venture net profits, if any. The Company is to share in 50% of joint venture net losses beyond the first $50,000. The Company has a 49% voting interest in the joint venture.

     EXYPNOTECH, LLC ("EXYPNOTECH, LLC"). On June 18, 2004, the Company organized ExypnoTech, LLC as a wholly-owned subsidiary to market, primarily in the United States of America, the RFID components manufactured by ExypnoTech, GmbH.

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

     The Company currently holds 12 Patents with the U.S. Patent and Trademark Office. Further, the Company has filed several patent applications both in the United States and internationally in order to continue to protect its intellectual property. To reduce expenses, during the fiscal year ended June 30, 2004, the Company abandoned several of its patent applications. The Company also holds several trademarks with the U.S. Patent and Trademark Office, in connection with the Company's name, logo and services.

     During the fiscal year ended June 30, 2004, the Company incurred an expense of $608,061 in connection with the impairment of the original intellectual property, patent applications and trademarks owned by the Company. The impairment decreased the book value of the intellectual property, patent applications and trademarks to $0. The decision to record an impairment of the intellectual property was based on the overall age of the patents combined with the Company's current inactive operational status relating to its core technology and the Company's decision to consider potential acquisition targets outside of the technology industry. (See - "Notes to the Consolidated Financial Statements - Note 1")

BUSINESS STRATEGY

     The Company, through its various investments and joint ventures, is targeting the following applications of its technology:

     1. RFID COMPONENTS. RFID components are used to identify objects, by short-range radio over a few millimeters to distances as great as a meter. RFID inlays consist of a small transponder chip bonded onto a metal foil antenna on an exceptionally thin and small plastic or paper sheet. NCS can be used to provide the connection between the transponder chip and the antenna. In addition, NCS can be used to connect the chip to the chip module in contact smart cards or the chip module to the antenna in the case of contactless smart cards. There are many different applications for RFID components, but the application being focused on by the Company is smart labels. ExypnoTech currently offers RFID Components using the Company's intellectual property. ExypnoTech, LLC is attempting to market RFID components produced by ExypnoTech primarily in the United States. To date these marketing efforts have met with limited commercial success.

     2. WAFERPIERCE SERVICE. Wafers are 2, 4, 6, 8 or 12 -inch silicon or other substrate material used in the process of making chips with integrated circuits in the semiconductor industry. NCS can be used as a method of a chip attachment to the actual substrate, replacing conventional flip chip processes used to remove chips and attach them to substrates. Scimaxx Solutions offers this service to potential customers. To date, these services have met with limited commercial success.

     3. OTHER APPLICATIONS. The applications described above are not the only possible applications for NCS; other viable applications include connectors and sockets in both printed and flexible circuit boards. Further applications include temporary applications, such as test connectors, sockets and switches.

     The Company's business strategy also includes making an acquisition of an operational, revenue generating company, not necessarily in the technology industry. At this time, the Company has reviewed several potential acquisitions, but has not come to terms with an acquisition candidate.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities were formerly conducted through NanoPierce Connection, with additional activities occurring at ExypnoTech. Beginning in September 2003, the Company's limited research and development activities were conducted indirectly through Scimaxx Solutions and ExypnoTech. For the fiscal years ended June 30, 2004 and June 30, 2003, NanoPierce Connections and ExypnoTech incurred $41,849 and $316,403, respectively, in research and development expenses from continuing operations. NanoPierce Card incurred $0 and $251,354 in 2004 and 2003, respectively, which is classified as a component of loss from discontinued operations in the Company's consolidated statements of operations.

COMPETITION

     Competition in the electronic connector market is fierce. The principal competitive factors are product quality, performance, price and service. The Company and its licensees face competition from well-established firms with other interconnect technologies.


     The Company will face competition from the development of existing and future competing technologies. There currently exists approximately 28 different technologies that can be used to create interconnect solutions, including dendrite crystals, gold dot technology, anisotropic technology (technologies using materials whose behavior differs in the up/down and left/right directions), elastomerics (rubber-like synthetic materials) and Z-axis conductive adhesives. These technologies currently are produced by materials and chemical suppliers, flexible and rigid printed circuit board manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than the Company. Consequently, there are no assurances that the Company or the NCS can successfully compete with current or future technologies.

GOVERNMENT REGULATION

     The Company believes that it is in compliance with all federal and state laws and regulations governing its limited operations. Further, the Company believes that it is in compliance with all German laws and regulations governing its limited operations in Germany. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2004.

EMPLOYEES

     On June 30, 2004, the Company and its subsidiaries had two employees. Mr. Metzinger and Ms. Kampmann, key officers of the Company and the only two employees of the Company, have signed employment agreements with the Company. (See- ITEM 9- "Directors and Officers of the Company") None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Our future results may be affected by various risks and uncertainties including the following:

     WE HAVE A HISTORY OF LOSSES

     Developing our particle technology and its applications has been and we expect will continue to be expensive. Our operating expenses have consistently exceeded our revenues. We reported a net loss of $1,558,083, $4,017,785, and $4,729,072 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

     WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

     Our independent auditors' report of our financial statements as of June 30, 2004 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to secure significant additional financing, we may be obligated to seek protection under the bankruptcy laws and our shareholders may loose their investment.

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

     We do not have licensing relationships with manufacturers to develop and market products using our particle technology in place, and if we are unable to secure these agreements, we believe that we may not become profitable in the future.

     We believe that our long-term profitability and growth depends on entering into licensing or joint venture relationships with various manufacturers to develop and market products using the particle technology or to successfully enter into a business combination with a profitable company. We have not entered into any formal agreements to date, and even if we do enter into agreements in the future, we cannot assure that the agreements will be profitable.

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


     LICENSE RIGHTS TO PARTICLE TECHNOLOGY MAY LIMIT OUR ABILITY TO COMPETE

     Before we acquired the patents, patent applications and licenses from the original owners of the particle technology, the inventor of the particle technology granted five companies exclusive and non-exclusive licenses to use the patents and patent applications relating to the particle technology. At this time, only two of the original five licensees are using our technology and none of these licenses relate to either smart card or smart label technology. A non-exclusive, two year license was also granted to the inventor of the particle technology in October 2002 in connection with the settlement of certain litigation with the inventor. Scimaxx Solutions was granted a ten year, non-exclusive, non-royalty bearing world wide license to use the Company's intellectual property. In addition, the Company assigned the U.S. Provisional Application for Ultrasonic Bonding of Electronic Devices and the trademark Application for Smart Paper to ExypnoTech on December 11, 2003, as part of the agreement wherein the Company sold 51% of ExypnoTech to TagStar Systems, GmbH. These licenses restrict us as follows:

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

     - NON-EXCLUSIVE LICENSES ALLOW LICENSEES TO COMPETE AGAINST US IN CERTAIN AREAS. The licensees with non-exclusive licenses can compete directly with us or our other future licensees. Non-exclusive licenses have been granted to use the particle technology for electrically conductive components, laminate-based and metal-based products and semiconductor products. Although we are not currently aware of any proposed competition by any of our licensees, if the present licensees decide to compete with us or our future licensees, this competition could adversely affect our business.

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

     NanoPierce Connection was located at 4180 Center Park Drive, Colorado Springs, Colorado 80916. NanoPierce Connection currently has a 3-year lease on the property, expiring in March 2006. The base rent is $2,600 per month through March 30th, with a $100 per month increase in base rent each year thereafter for the remaining term of the lease, plus utilities and maintenance expenses. The facility is approximately 4,800 square feet consisting of office space and a small laboratory. The facility also has a clean room for use in the WaferPierce process. In October 2003, as part of the joint venture signed with Scimaxx Solutions, the joint venture operates in the former facilities of NanoPierce Connections and has taken over responsibility for payment under the lease. Scimaxx Solutions conducts research and development activities at this facility.

     NanoPierce Card, during the fiscal year ended June 30, 2003, leased offices located at Lise-Meitner-Strasse 1, D-85662 Hohenbrunn, Germany. From these offices marketing, software development and additional research and development activities took place through March 31, 2003. During the fiscal year ended June 30, 2004, NanoPierce Card moved from the facility and implemented a plan of self liquidation. As part of the self liquidation, the lessor was given first priority on any funds received from the liquidation.

     ExypnoTech leases production space located at Professor-Hermann-Klare-Strasse 6, D-07407 Rudolstadt, Germany. ExypnoTech had a 5-year lease on the facilities, expiring in March 2007. The base rent was $821 per month for the remaining term of the lease, plus utilities, repairs, maintenance and tax expenses. During the fiscal year ended June 30, 2004, ExypnoTech terminated the lease and moved from the facility to the same facility as its majority shareholder, TagStar Systems, GmbH.

ITEM  3.     LEGAL  PROCEEDINGS

HARVEST  COURT  LITIGATION

     In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. As a result of various procedural rulings, in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York. In this litigation, Harvest Court, LLC filed counterclaims against the Company, Mr. Metzinger, Ms. Kampmann, Dr. Neuhaus, Dr. Shaw and a number of unrelated third parties. The counterclaims allege violations of federal securities laws and other laws. Harvest Court, LLC is seeking various forms of relief including compensatory and punitive damages. Responsive pleadings have been filed and the litigation is currently in the discovery stage.

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

     The Company intends to vigorously prosecute all litigation and does not believe the outcome of the litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.




DEPOSITORY  TRUST  COMPANY

     On May 4, 2004, the Company filed suit against the Depository Trust and Clearing Corporation (DTCC), the Depository Trust Company (DTC), and the National Securities Clearing Corporation (NSCC) in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. By permitting shares of the Company to be borrowed through the program, DTCC, NSCC and DTC allegedly jointly conspired to drive down the price of the Company's stock. The complaint also alleges that the operation of the Stock Borrow Program allowed the manipulation of the Company's stock by various sellers who failed to deliver shares to the Company. By covering open fail to deliver positions with shares borrowed through the Stock Borrow Program and delivering borrowed shares to the buyers, the complaint contends that DTCC, NSCC and DTC artificially created unregistered, free trading shares of the Company's common stock and increased the supply of the Company's shares in the market place. The Company is seeking damages in the amount of $25,000,000 and treble damages. Responsive pleadings have been filed by the defendants.

OTHER LITIGATION

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

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is presently quoted on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "NPCT." The common stock of the Company is also traded on the Frankfurt Exchange and the Hamburg Stock Exchange under the symbol "NPI."

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

          2003 FISCAL YEAR               HIGH              LOW
          ----------------              -----            -----
          September 30, 2002            $0.60            $0.56
          December 31, 2002              0.63             0.61
          March 31, 2003                 0.30             0.28
          June 30, 2003                  0.32             0.28

          2004 FISCAL YEAR
          ----------------
          September 30, 2003             0.27             0.21
          December 31, 2003              0.29             0.25
          March 31, 2004                 0.34             0.31
          June 30, 2004                  0.17             0.15

     As of June 30, 2004, there were approximately 326 holders of record of the Company's common stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its common stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 12, 2004, the Company entered into a placement agent agreement with Charleston Capital Corp. (now known as Clayton Dunning & Company, Inc.) in connection with a proposed sale of our securities to a number of "accredited investors" (as defined in the Securities Act of 1933, as amended), in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933. In connection with this agreement, on January 20, 2004, the Company sold 20,000,000 units for a total of $2,000,000 to a limited number of accredited investors in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933 pursuant to a Securities Purchase Agreement. Each unit consists of (i) one share of the Company's common stock,
(ii) a warrant to purchase one share of the Company's common stock at an exercise price of $0.10 per share ("$.10 warrants") and (iii) and a warrant to purchase two shares of the Company's common stock at an exercise price of $0.25 per share. All these warrants expire on January 20, 2009 unless exercised earlier. As a result of the sale, the Company issued 20,000,000 shares of its common stock, 20,000,000 warrants with an exercise price of $0.10 per share and 40,000,000 warrants with an exercise price of $0.25 per share.

     Through June 30, 2004, 3,850,000 of the $0.10 warrants have been exercised by the holders thereof and, as a result, the Company received a total of $347,950 in proceeds.

     In connection with the private placement, and in reliance on Section 4(2) of the Securities Act of 1933, as amended and other applicable exemptions thereunder, the Company compensated Charleston Capital Corp. (now known as Clayton Dunning & Company, Inc.) as follows: a fee equal to 3% of the gross proceeds received by the Company as a result of the issuance of the units described above ($60,000); warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $0.10 per share that expire on January 20, 2009, unless exercised earlier; and a right of first refusal on any financing that the Company enters into for a period of one year from the date of the effectiveness of the selling shareholder registration statement filed by the Company as required by the terms of the Securities Purchase Agreement referenced in the prior paragraph. The Company was advised that Clayton Dunning & Company, Inc. (f/k/a Charleston Capital Corp.) transferred 390,000 of the warrants described above as compensation to Chris Messalas, one of Clayton Dunning & Company's registered representatives.

     Jason Lyons, unrelated to the Company, received a $200,000 finders fee for introducing the Company to Charleston Capital Corp. (now known as Clayton Dunning & Company, Inc.) and the purchasers and for consulting work done on behalf of the Company. In reliance on Section 4(2) of the Securities Act of 1933, as amended and other applicable exemptions thereunder, the Company also issued to Jason Lyons warrants to purchase 2,000,000 shares of the Company's common stock. The warrants have an exercise price of $0.10 per share and expire on January 20, 2009 unless exercised earlier. The Company has been advised that Jason Lyons transferred 1,000,000 of these warrants as compensation to GRQ Consultants, Inc., unrelated to the Company, for introducing the Company to Clayton Dunning & Company, Inc. and for consulting work done on behalf of the Company.

     On February 25, 2004, the Company filed a registration statement on Form S-2 (Registration No. 333-113071)(the "Registration Statement") to register all of the securities sold in the private placement transaction described above.

     The Company made no unregistered sales of its securities from March 31, 2004 through June 30, 2004.


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

     The independent auditors' report on the Company's financial statements as of June 30, 2004, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     On April 1, 2003, NanoPierce Card filed insolvency with the Courts of Munich, Germany. On June 8, 2004, NanoPierce Card was dissolved by the Courts of Munich, Germany. NanoPierce Card is presented as discontinued operations in the Company's consolidated financial statements. During the year ended June 30, 2004, NanoPierce Card had no income compared to a loss of $882,718 during the year ended June 30, 2003. The decrease of $882,718 is due to the cessation of operations in connection with the self-liquidation. The Company recognized a gain of $454,882 on the disposal of NanoPierce Card during the year ended June 30, 2004.

     The Company recognized $34,258 of revenues from continuing operations during the fiscal year ended June 30, 2004 compared to $37,017 in the fiscal year ended June 30, 2003. The revenue generated from continuing operations was from the sale of inlays by ExypnoTech, $28,449 through December 2003, and $5,809 from services provided by the Company.

     The Company recognized $2,550 in interest income during the fiscal year ended June 30, 2004 compared to $7,251 during the fiscal year ended June 30, 2003. The decrease of $4,701 is due primarily to the need to utilize cash equivalents to support operations throughout the year.

     Total operating expenses from continuing operations during the fiscal year ended June 30, 2004 were $1,999,462, compared to $3,179,297 for the fiscal year ended June 30, 2003. The decrease of $1,179,835 is attributable to a decrease in operational activities and spending over the year, as described below.

     General and administrative expenses during the fiscal year ended June 30, 2004 were $1,312,519 compared to $2,414,077 for the fiscal year ended June 30, 2003. The decrease of $1,101,558 is mainly attributable to decreases in legal expenses, payroll and press releases, website development and other investor relations matters. Selling and marketing expenses during the fiscal year ended June 30, 2004 were $37,033 compared to $238,817 during the fiscal year ended
June 30, 2003. The decrease of $201,784 was due to a decrease in marketing activities, including appearances at various trade shows. Research and development expenses during the fiscal year ended June 30, 2004 were $41,849 compared to $316,403 for the fiscal year ended June 30, 2003. The decrease of $274,554 was primarily attributable to the reduction in research and development activities over the previous fiscal year.

     During the fiscal years ended June 30, 2004 and 2003, the Company incurred an expense of $608,061 and $210,000, respectively in connection with the impairment of the intellectual property, patent applications and trademarks owned by the Company. The decision to record an impairment of the intellectual property was based primarily on the overall age of the patents and patent applications underlying the intellectual property combined with the Company's current inactive operational status. After the impairment to the intellectual property, patent applications and trademarks, the book value of the aforementioned items is $0.

     During the fiscal year ended June 30, 2004, the Company recognized a net loss of $1,558,083 compared to a net loss of $4,017,785 during the fiscal year ended June 30, 2003. The decrease of $2,459,702 mostly resulted from the decrease of $1,179,835 in operating expenses and the decrease of $882,718 in losses of NanoPierce Card and the gain from the disposal of NanoPierce Card of $454,882 during the year ended June 30, 2004.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash used in operating activities from continuing operations in 2004 was $1,199,214, compared to net cash used in operating activities from continuing operations in 2003 of $1,754,247. In 2004, the net cash used represented a net loss of $1,558,083, adjusted for the income from discontinued operations of $454,882, amortization and depreciation expense of $291,790, impairment charges of $608,061, equity in losses of affiliates of $99,922, gain on extinguishment of liabilities of $ 52,500, and provision for a doubtful receivable of $58,074.

     In 2003, the net cash used represented a net loss of $4,017,785, adjusted for the loss from discontinued operations of $882,718, amortization and depreciation expense of $416,250, impairment charges of $210,000, stock based compensation expense of $14,935.

     During the fiscal year ended June 30, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party (the "Placement Agent"). Under the terms of the agreement, the Placement Agent was engaged to act as the financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. Compensation was to consist of a retainer fee (deferred consulting costs of approximately $230,400), which consists of a warrant to purchase up to 450,000 shares of the Company's common stock. Compensation also was to include a $10,000 monthly advisory fee, payable in cash, beginning in June 30, 2003. The Company has accrued but not paid the $10,000 monthly advisory fee, and the agreement expired by its terms on June 30, 2004.

     During the fiscal year end June 30,2004, the Company advanced $50,000 to Scimaxx, which was fully reserved for.

     During the fiscal year ended June 30,2003, the Company received $170,770 of payments on notes receivable.

     During the fiscal year ended June 30, 2004, the Company made investments in machinery and equipment of approximately $1,575. During the fiscal year ended June 30, 2003, the Company made investments in machinery and equipment of $351,431. During the fiscal year ended June 30, 2004, the Company contributed fixed assets with a book value of $132,000 to the Scimaxx Solutions, LLC as part of the terms of the joint venture.

     During the fiscal year ended June 30, 2004 the Company sold 20,769,231 shares of common stock and granted warrants to purchase 600,000 shares of its common stock at exercise prices ranging from $0.10 to $0.25 for net proceeds of $1,828,000 (after deducting offering costs of $272,000). See "ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Recent Sales of Unregistered Securities." The warrants are exercisable through 2008 and contain a cashless exercise provision. The funds were raised to support operations. In addition, the Company issued 3,850,000 shares of common stock upon the exercise of 3,850,000 warrants for $347,950 (net of offering costs of $37,050).

     In June 2003, Mr. Metzinger, the President, Chief Executive Officer and a director of the Company, loaned $10,000 to the Company in exchange for an unsecured 7% note payable due in December 2003, the proceeds of which were utilized for operational purposes. In January 2004, the Company paid Mr. Metzinger the outstanding principal balance of this note, together with all accrued interest, from the proceeds of the offering described in "ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Recent Sales of Unregistered Securities.".

     During the fiscal year ended June 30, 2003, the Company sold 7,340,348 shares of common stock and granted warrants to purchase 6,024,525 shares of common stock at exercise prices ranging from $0.15 to $0.60 for $1,826,766 (net of offering costs of $75,500). The warrants are exercisable through 2008 and contain a cashless exercise provisions. The funds were raised to support operations.

     In September 2003, Mr. Metzinger loaned the Company $30,000, in exchange for an unsecured 7% note payable due in September 2004. In January, 2004 the Company paid Mr. Metzinger the outstanding principal balance of this note, together with all accrued interest, from the proceeds of the offering described in "ITEM 5-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Recent Sales of Unregistered Securities."

     In September 2003, Intercell, an affiliate of the Company at the time, loaned the Company $35,000 in exchange for an unsecured, 7% promissory note due in September 2004. In November 2003, Intercell loaned the Company $100,000 in exchange for a 7% promissory note due in November 2004. This promissory note was collateralized by an assignment of a 51% interest in the proceeds, if any, the Company may have received in connection with the Financing Agreement litigation. In January 2004, the Company paid the $135,000 note plus accrued interest of $2,493.

     In 2004, the Company converted an account payable of $92,100 into an unsecured non-interest bearing note payable due in March 2005. Through June 30, 2004, the Company has repaid $30,700 on this note.

PLAN OF OPERATIONS

     In September 2003, the Company formed a joint venture with Scimaxx, LLC. The joint venture, Scimaxx Solutions, LLC was entered into for the purpose of marketing the Company's technology. Scimaxx LLC, is owned by an officer and director of the Company and two former employees of the Company. In return for 50% ownership of the Scimaxx Solutions, LLC, the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. The Company is not required to make any cash contributions to the joint venture. Operating capital will be provided by Scimaxx, LLC.

     On December 11, 2003, TagStar Systems, GmbH, a German entity unrelated to the Company, purchased a controlling 51% equity interest in ExypnoTech in exchange for a capital contribution of $98,000, of which $62,787 has been received as of June 30, 2004. No gain or loss was incurred by the Company as a result of this transaction. As a result of this transaction, the Company does not have a controlling interest in ExypnoTech and the Company is only entitled to 49% of the revenues generated by ExypnoTech (and 49% of the dividends, if any, paid by ExypnoTech). The sale of the controlling interest in ExypnoTech may decrease the Company's revenues from ExypnoTech. As a result of the Company's reduced ownership interest and loss of control of ExypnoTech, the Company deconsolidated ExypnoTech as of December 11, 2003, and began accounting for its investment in ExypnoTech under the equity method of accounting. Under the equity method of accounting, the carrying amount of the Company's investment in ExypnoTech ($203,654 at June 30, 2004) is adjusted to recognize the Company's proportionate share of ExypnoTech's income (loss) each period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date of this interpretation was extended until the first interim or fiscal period that ends after March 15,2004. The adoption of FIN 46 did not impact the Company's financial position or results of operations.

     In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred revenues; depreciation or fixed assets, valuation of intangible assets such as our intellectual property, financing operations, currency valuations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, and establishes two alternative methods of transition for the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

Valuation of intellectual property, patent and trademark applications and other long-lived assets

     The Company assesses the impairment of long-lived assets and intangible assets such as intellectual property and patent and trademark applications whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. At June 30, 2004, management assessed the carrying value of intellectual and other long-lived assets for impairment, and based on this assessment the Company believed that impairment was necessary in the case of the original intellectual property, the patent applications and the trademarks. During 2004, the Company recognized an impairment of $608,061 on the intellectual property, patent applications and trademarks. The

Company does not believe that there has been any other impairment to long-lived assets as of June 30, 2004.

International  operations

     The Company's foreign subsidiary (NanoPierce Card) and foreign equity investment (ExypnoTech) operations are located in Germany. NanoPierce Card and ExypnoTech transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. Any of these factors could have a material adverse effect on the Company's financial condition or results of operations in the future.

Revenue recognition and deferred revenue

     The Company's revenue recognition policy is significant because future revenue could be a key component of its results or operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly.

Litigation

     The Company is involved in certain legal proceedings, as described in Note 8 to the consolidated financial statements included in this report.

     The Company intends to vigorously prosecute these legal proceedings and does not believe the outcome of these proceedings will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

Contractual  obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 9 of the consolidated financial statements. At June 30, 2004, the Company's commitments under these obligations were as follows:

                                          OPERATING LEASES
                                          ----------------
          Year ending June 30,
                  2005                         58,200
                  2006                         58,200
                  2007                         14,550
                                          ----------------
                                              $130,950
                                          ================

ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.     CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating the Company required to be included in this Form 10-KSB.

     There have been no significant changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM  8B.     OTHER  INFORMATION

None.




                                    PART III

ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

FINANCIAL EXPERT

     The Company's Board of Directors does not have a designated Financial Expert, as defined by the SEC, due to factors including the Company's operational status, and the limited number of transactions, accounts and balances that the Company maintains. In addition, the estimates of cost that the Company would be required to incur in identifying and designating a Financial Expert are deemed not to be in the best interest of the Company.

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

       NAME AND AGE                    POSITION                    PERIOD
---------------------------  --------------------------  -------------------------
Paul H. Metzinger (65)       Director, President, and    December 1998 to present
                             Chief Executive Officer,
                             General Manager of          January 2000 to June 2003
                             NanoPierce Card
Dr. Herbert J. Neuhaus (45)  Director, Former Executive  January 1999 to present
                             Vice President of
                             Technology & Marketing,
                             President & Chief           January 2002 to September
                             Executive Officer of        2003
                             NanoPierce Connection

Kristi J. Kampmann (31)      Chief Financial Officer,    October 1999 to present
                             Secretary                   February 1998 to present
Dr. Robert Shaw (64)         Director                    October 2000 to present

John Hoback (64)             Director                    April 2002 to present
Dr. Michael E. Wernle (42)   Former Director, Former     November 1999 to
                             Executive Vice President    September 2003
                             of Strategic Business
                             Development,
                             Former President & Chief    January 2000 to May 2003
                             Executive Officer of
                             NanoPierce Card,
                             Former President & Chief    February 2002 to August
                             Executive Officer of        2003
                             ExypnoTech
Dr. Noel Eberhardt (66)      Former Director             November 2001 to December
                                                         9, 2003

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

    BIOGRAPHICAL INFORMATION ON OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was President and Chief Executive Officer of the Company from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present. He has been a director of the Company since February 26, 1998. He served as the General Manager of NanoPierce Card from January 2000 to June 2003. In addition, he served as the President, Chief Executive Officer and a Director of Intercell International Corporation from June 1996 to October 2003. Prior to becoming a director and officer of the Company and Intercell International Corporation, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

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

     KRISTI J. KAMPMANN. Ms. Kampmann was appointed the Chief Financial Officer of the Company on October 15, 1999. Ms. Kampmann has been Secretary of the Company since February 1998. Ms. Kampmann has served as a manager of ExypnoTech, LLC since June 2004. She has served as the Chief Financial Officer of Intercell International Corporation since October 1, 2003 and as Secretary of Intercell
International Corporation since July 28, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer and Chief Financial Officer; in addition, during the same period she served in the same capacity to the Chief Executive Officer of Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann received an MBA from the University of Colorado, Denver in December 2001. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996 and received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management.

     DR. ROBERT SHAW. Dr. Shaw has been a director of the Company since October 31, 2000. Dr. Shaw currently is an Assistant Professor of Physics at Farleigh Dickinson University where he has served on the faculty since September 1988. Dr. Shaw also performs professional research in his academic areas of specialty, and has held, among others, the positions of Research Chemist at the American Cyanamid Research Laboratories, Stamford; Senior Research Physicist at Exxon Research and Engineering Company; Manager of New Business Development at Exxon Enterprises, Exxon Corporation, New York, NY; and President of Robert Shaw Associates, Inc., Chatham, NJ.

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

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and the Company's three most highly compensated executive officers for the fiscal years ended June 30, 2004, 2003 and 2002 (the "Named Executive Officers"):

                             ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                   ------------------------------------  ------------------------------------------------
                                                                   AWARDS                  PAYOUTS
                                                         -------------------------  ---------------------
                                               OTHER                   SECURITIES
                                               ANNUAL     RESTRICTED   UNDERLYING     LTIP     ALL OTHER
NAME & PRINCIPAL           SALARY    BONUS   COMPENSA-      STOCK       OPTIONS/     PAYOUTS   COMPENSA-
POSITION           YEAR     ($)       ($)       TION      AWARDS ($)    SARS (#)       ($)        TION
Paul H.
Metzinger,         2004  $ 114,583  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Director,          2003  $ 132,500  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
President &        2002  $ 190,750  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
CEO(1)

Dr. Herbert J.
Neuhaus,
Director, Ex. VP   2004  $  16,668  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
of Technology &    2003  $ 148,333  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Marketing, Pre &   2002  $ 190,750  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
CEO of
NanoPierce
Connection (2)

Dr. Michael E.
Wernle,
Director, Ex. VP   2004  $     -0-  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
of Strategic       2003  $ 128,000  $   -0-  $      -0-  $        -0-      365,000  $     -0-  $      -0-
Business Dvlpmt,   2002  $ 160,000  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Pres & CEO of
ExypnoTech (3)

Kristi J.
Kampmann, Chief
Financial          2004  $  37,492  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Officer &          2003  $  58,125  $   -0-  $      -0-  $        -0-          -0-  $     -0-  $      -0-
Secretary(4)       2002  $  67,500  $   -0-  $      -0-  $        -0-      100,000  $     -0-  $      -0-

---------------
1 Paul Metzinger has served as President & CEO since December 1998. He is compensated pursuant to a written Employment Agreement, dated January 1, 2003 at an annual salary of $200,000. At July 15, 2002, Mr. Metzinger agreed to take a 30% cut in the gross amount of his salary, resulting in an annual salary of $140,000. In February 2003, Mr. Metzinger agreed to a further reduction in his salary to $80,000. In March 2004, Mr. Metzinger salary was increased to $150,000 per year.
2 Dr. Neuhaus has served as the Executive Vice President of Technology and Marketing since January 1999. He served as the President and CEO of NanoPierce Connection from January 2002 to September 2003. He was compensated pursuant to a written Employment Agreement, dated January 2002 at an annual salary of $200,000. On August 1, 2002, Dr. Neuhaus agreed to take a cut of 20% of his annual salary, resulting in an annual salary of $160,000. In March 2003, Dr. Neuhaus agreed to a further reduction in his salary resulting in a gross amount of $80,000. This employment agreement was terminated in September 2003 and Dr. Neuhaus is no longer a paid employee of the Company and/or its subsidiaries. 3 Dr. Wernle served as the Executive Vice President of Strategic Business Development until September 2003. He served as the President & CEO of NanoPierce Card from January 2000 until May 2003. He served as the President & CEO of ExypnoTech, from February 2002 to August 2003. He was compensated pursuant to a written Employment Agreement with NanoPierce Card, dated February 1, 2000, at an annual salary of $160,000 (181,000 Euros). On August 1, 2002, Dr. Wernle agreed to take a 20% cut in the gross amount of his salary, resulting in an annual salary of $128,000. As of August 2003, Dr. Wernle no longer is a paid employee of the Company and/or its subsidiaries.
4 Kristi Kampmann has served as the Chief Financial Officer since October 1999. She is compensated pursuant to a written Employment Agreement, dated March 31, 2004, at an annual salary of $45,000. On July 15, 2002, Ms. Kampmann agreed to take a 20% cut in the gross amount of her salary, resulting in an annual salary of $60,000. In February 2003, she agreed to a further reduction in the annual gross amount of her salary to $52,500.

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

                             OPTION/SAR GRANTS TABLE
     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended June 30, 2004.

                                INDIVIDUAL GRANTS
                                -----------------

                      # OF         % OF TOTAL
                   SECURITIES     OPTIONS/SARS
                   UNDERLYING      GRANTED TO
                  OPTIONS/SARS    EMPLOYEES IN   EXERCISE OR BASE   EXPIRATION
NAME               GRANTED (#)   FISCAL YEAR(1)   PRICE ($/SHARE)      DATE
Paul H.Metzinger            -0-              0%                -0-         -0-

Dr. Herbert J.
Neuhaus                     -0-              0%                -0-         -0-

Dr. Michael E.
Wernle                      -0-              0%                -0-         -0-

Kristi J.
Kampmann                    -0-              0%                -0-         -0-

_______________
1 Based on a total of 0 options granted to employees in the fiscal year ended June 30, 2004.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 2004 by the Company's executive officers and the 2004 fiscal year-end value of unexercised options.

                SHARES       VALUE    NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
             ACQUIRED ON   REALIZED      UNEXERCISED OPTIONS/SARS       IN-THE-MONEY OPTIONS/SAR
NAME         EXERCISE (#)     ($)                AT FY-END                    AT FY-END ($)

                                         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                                      -------------------------------  ---------------------------
Paul H.                 0          0           2,500,000/0             $        400,000/0
Metzinger

Dr. Herbert             0          0           1,350,000/0             $        216,000/0
J. Neuhaus

Dr. Michael             0          0           1,350,000/0             $        216,000/0
E. Wernle

Kristi                  0          0             325,000/0             $         52,000/0
J.Kampmann

---------------
1 The average of the closing bid and asked price of the Common Stock on June 30, 2004 ($0.16) was used to calculate the option value.

EMPLOYMENT AGREEMENTS

     On March 15, 2004, the Company entered into an employment agreement with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company. The employment agreement with Mr. Metzinger expires March 14, 2008. Pursuant to his employment agreement, the Company agreed to pay Mr. Metzinger an annual salary of $150,000.

     On January 1, 2002, NanoPierce Connection entered into an employment agreement with Dr. Herbert J. Neuhaus to serve as the Chief Executive Officer and President of NanoPierce Connection. The employment agreement expires December 31, 2005. The agreement with Dr. Neuhaus was terminated in September 2003.

     On March 15, 2004, the Company entered into an employment agreement with Kristi J. Kampmann to serve as the Chief Financial Officer of the Company. The employment agreement with Ms. Kampmann expires on March 14, 2008. Pursuant to her employment agreement, the Company agreed to pay Ms. Kampmann an annual salary of $30,000.

     In connection with the Employment Agreements, generally, the Company or the employee may terminate the Employment Agreement at any time with or without cause. In the event the Company terminates an Employment Agreement for cause or the employee terminates his or her Employee Agreement without cause, all of such employee's rights to compensation would cease upon the date of such termination. If the Company terminates an Employment Agreement without cause, the such employee terminates his or her Employment Agreement for cause, or in the event of a change in control, the Company is required to pay to such employee all compensation and other benefits that would have accrued and/or been payable to that employee during the full term of the Employment Agreement.

     A change of control is considered to have occurred when, as a result of any type of corporate reorganization, execution of proxies, voting trusts or similar arrangements, a person or group of persons (other than incumbent officers, directors and principal shareholders of the Company) acquires sufficient control to elect more than a majority of the Company's Board of Directors, acquires 50% or more of the voting shares of the Company, or the Company adopts a plan of dissolution of liquidation. The Employment Agreement also include a non-compete and nondisclosure provisions in which each employee agrees not to compete with or disclose confidential information regarding the Company and its business during the term of the Employment Agreement and for a period of one year thereafter.

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. The Company has two Stock Option Plans. As of June 30, 2004, 7,047,524 options are outstanding under the 1998 Compensatory Stock Option Plan and 1,740,000 options are outstanding under the 2000 Compensatory Stock Option Plan, for a total of 8,787,524 options outstanding. A total of 8,322,524 options are exercisable at June 30, 2004, under these plans. During the fiscal year ended June 30, 2004, the Company did not grant any options. The Company has reserved 7,500,000 shares of common stock for issuance under the 1998 Compensatory Stock Option Plan. In January 2002, the Company's Board of Directors passed a resolution closing the 1998 Compensatory Stock Option Plan for issuance of new options. The Company has reserved 5,000,000 shares of common stock for issuance under the 2000 Compensatory Stock Option Plan.

     During the fiscal year ended June 30, 2004, there was no action taken to reprice any options or warrants held by any officers, directors or employees.

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

     During the fiscal year ended June 30, 2004, the officers and directors were not compensated for attendance at board meetings.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of June 30, 2004 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

     NAME, ADDRESS & NATURE OF
          BENEFICIAL OWNER          TITLE OF CLASS      AMOUNT     PERCENT OF CLASS9
----------------------------------  ---------------  ------------  ------------------
The Paul H. Metzinger Trust         Common Stock     4,543,188(1)               2.71%
Paul H. Metzinger, President &
CEO, Director  370 17th Street,
Suite 3640 Denver, CO 80202
----------------------------------  ---------------  ------------  ------------------

The Cheri L. Metzinger Trust        Common Stock     4,543,188(2)               2.71%
Cheri L. Metzinger, Wife of Paul
H. Metzinger
3236 Jellison Street Wheatridge,
CO 80033
----------------------------------  ---------------  ------------  ------------------

Dr. Herbert J. Neuhaus, Director,   Common Stock     1,350,000(3)               0.81%
770 Maroonglen Court
Colorado Springs, CO 80906
----------------------------------  ---------------  ------------  ------------------

Dr. Michael E. Wernle, Former Ex    Options to       1,350,000(4)               0.81%
VP of Strategic Business            purchase Common
Development, Former Director,       Stock
President & CEO of ExypnoTech
Lise-Meitner-Strasse  1D-85662
Hohenbrunn Germany
----------------------------------  ---------------  ------------  ------------------

Kristi J. Kampmann, Chief           Common Stock       344,080(5)               0.21%
Financial Officer & Secretary
370 17th Street, Suite 3640
Denver, CO 80202
----------------------------------  ---------------  ------------  ------------------

Dr. Robert E. Shaw, Director        Options to         400,000(6)               0.24%
8 Nicklaus Court                    purchase Common
Florham Park, NJ 07932              Stock
----------------------------------  ---------------  ------------  ------------------

Dr. Noel Eberhardt, Former          Options to         400,000(7)               0.24%
Director  21407 Krzich Place        purchase Common
Cupertino, CA 95014                 Stock
----------------------------------  ---------------  ------------  ------------------

John Hoback, Director  20 White     Options to         400,000(8)               0.24%
Heron Lake                          purchase Common
East Stroudsburg, PA 18301          Stock
----------------------------------  ---------------  ------------  ------------------

All Officers & Directors as a       Common Stock       8,787,268                5.25%
Group (7 persons)
----------------------------------  ---------------  ------------  ------------------

---------------
1 Includes 1,072,937 common shares held directly and beneficially; 970,251 common shares that Mr. Metzinger owns beneficially though his wife and options held by Mr. Metzinger consisting of options to purchase 500,000 shares exercisable at $2.125 per share, options to purchase 500,000 shares exercisable at $0.52 per share and options to purchase 1,500,000 shares exercisable at $0.3250 per share.
2 Cheri L. Metzinger is the wife of Mr. Paul H. Metzinger, the Chief Executive Officer and President of the Company. This includes 970,251 shares held directly and beneficially and 1,072,937 common shares and 2,000,000 common shares subject to options owned beneficially by her husband.
3 Based on options to purchase 500,000 shares exercisable at $2.125 per share, options to purchase 100,000 shares exercisable at $2.75 per share, options to purchase 250,000 shares exercisable at $0.52 per share and options to purchase 500,000 shares exercisable at $0.20 per share.
4 Based on options to purchase 500,000 shares exercisable at $2.125 per share, options to purchase 160,000 shares exercisable at $2.75 per share, options to purchase 25,000 shares exercisable at $0.52 per share, options to purchase 300,000 shares at $0.45 per share and options to purchase 365,000 shares exercisable at $0.60 per share.
5 Based on 19,080 common shares and options to purchase 100,000 shares exercisable at $0.84 per share, options to purchase 75,000 shares exercisable at $2.125 per share, options to purchase 50,000 shares exercisable at $2.75 per share, options to purchase 50,000 shares exercisable at $0.52 per share and options to purchase 50,000 shares exercisable at $0.3250 per share.
6 Based on options to purchase 250,000 shares exercisable at $0.97 per share, options to purchase 50,000 shares exercisable at $0.67 per share, and options to purchase 100,000 shares exercisable at $2.00 per share.
7 Based on options to purchase 300,000 shares exercisable at $0.70 per share and options to purchase 100,000 shares exercisable at $0.70 per share.
8 Based on options to purchase 400,000 shares exercisable at $1.35 per share. 9 Based on 90,059,033 shares of common stock issued and outstanding on June 30, 2004, assuming exercise of all 8,787,524 presently exercisable options and exercise of 68,594,353 outstanding warrants, there would be 167,440,910 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of June 30, 2004 regarding compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance. No class of our securities other than our common stock or options to purchaser our common stock is authorized for issuance under any of our equity compensation plans.

                                                                    Number of securities
                     Number of securities    Weighted-average     remaining available for
                       to be issued upon     exercise price of     future issuance under
                          exercise of           outstanding      equity compensation plans
Plan Category        outstanding options,    options, warrants     (excluding securities
                      warrants and rights       and rights        reflected in column (a)

                              (a)                   (b)                     (c)
-------------------  ---------------------  -------------------  --------------------------
Equity
compensation plans
approved by
security holders                     0                      -                         0
-------------------  ---------------------  -------------------  --------------------------
Equity
compensation plans
not approved by
security holders(1)              8,787,524  $              1.00                   3,712,476
-------------------  ---------------------  -------------------  --------------------------
Total                            8,787,524  $              1.00                   3,712,476
-------------------  ---------------------  -------------------  --------------------------

(1) The material features of the plans not approved by the security holders are described herein under "ITEM 10-EXECUTIVE COMPENSATION-Compensation Pursuant to Plans."


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In March 2004, the Company entered into employment agreements, as previously discussed, with Mr. Metzinger, the President and Chief Executive Officer and a Director of the Company, and with Ms. Kampmann, the Chief Financial Officer and Secretary of the Company.

     In September 2003, the Company entered into a joint venture agreement with Scimaxx, LLC to support the marketing of the Company's technology. The owners of Scimaxx, LLC include Dr. Neuhaus, a director and a former officer of the Company and several former employees of the Company.

     In June 2003, Mr. Metzinger, the President and Chief Executive Officer and a director of the Company loaned the Company $10,000, in exchange for an unsecured 7% note payable due in December 2003. In January 2004, the Company paid Mr. Metzinger the outstanding principal balance of this note and all accrued interest thereon in full.

     In September 2003, Mr. Metzinger loaned the Company $30,000, in exchange for an unsecured 7% note payable due in September 2004. In January, 2004 the Company paid Mr. Metzinger the outstanding principal balance of this note, together with all accrued interest, in full.

                                     PART IV

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The following documents are filed as a part of this Report.

     (i) Financial Statements. See Index to Financial Statements and Schedule on page F-2 of this Report.

     (ii) Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT NO.  DESCRIPTION

   2         Agreement dated February 26, 1998, by and among the Company, Particle
             Interconnect Corporation and Intercell Corporation 4
   2.02      Application and Development Agreement, dated April 15, 1999, by and among the Company and Multitape & Co., Gmbh, KG. 2
   2.03      Technology Cooperation Agreement, dated May 17, 1999, by and among the
             Company and Meinen, Zeigel & Co. 2
   2.04      Technology Development Agreement, dated June 11, 1999, by and among the
             Company and ORGA Kartensysteme, GmbH. 2
   2.05      Agreement-In-Principle, dated May 18, 1999, by and among the Company and
             Cirrex Corporation. 2
   4.01      The Articles of Incorporation of the Company 3
   4.02      Amendment to the Articles of Incorporation of the Company filed with the
             Nevada Secretary of State on March 20, 2002 3
   4.03      Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 20, 2002
   4.04      Certificate of Designation of Rights and Preferences of the Series A
             Preferred Stock 4
   4.05      Certificate of Designation of Rights and Preferences of the Series B
             Preferred Stock 5
   4.06      Certificate of Designation of Rights and Preferences of the Series C
             Preferred Stock 5
   4.07      Form of Common Stock Certificate 3
   4.08      The Amended and Restated By-laws of the Company 6
   10.01     Employment Agreement, dated March 15, 2004, between Paul H. Metzinger and the Company 7
   10.02     Employment Agreement, dated March 15, 2004, between Kristi J. Kampmann and the Company 7
   11        Statement regarding Computation of Per Share Earnings 1
   21        Subsidiaries of the Company 1
   23        Consent of Independent Certified Public Accountants 1
   31        Certifications pursuant to Section 302 of the Sarbanes-Oxley Act 1
   32        Certifications pursuant to Section 906 of the Sarbanes-Oxley Act 1

_________________
1    Filed  herewith.
2 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
4 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
5 Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.
6 Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.
7 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
     (b)  REPORTS  ON  FORM  8-K.
     The Company filed no reports on Form 8-K during the fourth quarter of the year ended June 30, 2004.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The aggregate fees billed by Gelfond Hochstadt Pangburn, P.C., the Company's independent auditors, for professional services in the fiscal years ended June 30, 2004 and 2003 are as follows:

          Services Rendered              2004               2003
          ------------------            -------            -------
          Audit Fees                    $57,060            $49,800
          Audit Related Fees                  0                  0
          All Other Fees                      0                  0


     The Company's corporate tax returns are prepared by the firm of Thompson & Lowe, P.C. Fees for the fiscal year ended June 30, 2004 and 2003 were $10,000 and $13,610, respectively.

     The engagement of the auditors was approved by the Company's Board of Directors prior to the start of the audit for the fiscal year ended June 30, 2004.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NANOPIERCE TECHNOLOGIES, INC.
                                    (a Nevada corporation)


     Date:  September 30, 2004          By:  /s/  Paul  H.  Metzinger
                                           --------------------------
                                          Paul H. Metzinger, Director, Chief
                                          Executive  Officer  &  President


     Date:  September 30, 2004          By:  /s/  Kristi  J.  Kampmann
                                           ---------------------------
                                          Kristi J. Kampmann, Chief Financial
                                          Officer & Chief Accounting Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  September 30, 2004          By:  /s/  Paul  H.  Metzinger
                                           --------------------------
                                          Paul H. Metzinger, Director, Chief
                                          Executive  Officer  &  President


     Date:  September 30, 2004          By:  /s/  Herbert  J.  Neuhaus
                                           ---------------------------
                                          Herbert  J.  Neuhaus,  Director  &
                                          Executive Vice-President of Technology
                                          & Marketing


     Date:  September 30, 2004          By:  /s/  Robert  Shaw
                                           -------------------
                                          Robert  Shaw,  Director


     Date:  September 30, 2004          By:  /s/  John  Hoback
                                           -------------------
                                          John  Hoback,  Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report covering the Company's fiscal year ended June 30, 2004, nor any proxy material, has been sent to security holders of the Company.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements:

  Consolidated Balance Sheet - June 30, 2004                                 F-3

  Consolidated Statements of Operations -
    Years ended June 30, 2004 and 2003                                       F-4

  Consolidated Statements of Comprehensive Loss -
    Years ended June 30, 2004 and 2003                                       F-5

  Consolidated Statements of Shareholders' Equity -
    Years ended June 30, 2004 and 2003                                       F-6

  Consolidated Statements of Cash Flows -
    Years ended June 30, 2004 and 2003                                       F-8

  Notes to Consolidated Financial Statements                                F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Nanopierce Technologies, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanopierce Technologies, Inc. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $1,558,083 for the year ended June 30, 2004, and an accumulated deficit of $22,631,703 as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
September 24, 2004

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                   June 30, 2004

                                     Assets
                                     ------

Current assets:
  Cash and cash equivalents                                          $  1,018,408
  Accounts receivable, net                                                  5,809
  Prepaid expenses                                                         44,727
                                                                     -------------
    Total current assets                                                1,068,944
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           66,356
  Less accumulated depreciation                                           (43,257)
                                                                     -------------
                                                                           23,099
                                                                     -------------

Other assets:
  Deposits and other                                                       19,663
  Investments in affiliates (Note 6)                                      303,966
                                                                     -------------
                                                                          323,629
                                                                     -------------

       Total assets                                                  $  1,415,672
                                                                     =============


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable, including $6,116 payable to affiliate (Note 6)   $    108,856
  Note payable (Note 7)                                                    61,400
                                                                     -------------

    Total liabilities  (all current)                                      170,256
                                                                     -------------

Commitments and contingencies (Notes 4, 9 and 12)

Shareholders' equity (Note 8):
  Preferred stock; $0.0001 par value; none issued and outstanding;
   5,000,000 shares authorized
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     90,059,033 shares issued and outstanding                               9,006
  Additional paid-in capital                                           23,744,891
  Accumulated other comprehensive income                                  123,222
  Accumulated deficit                                                 (22,631,703)
                                                                     -------------
      Total shareholders' equity                                        1,245,416
                                                                     -------------

        Total liabilities and shareholders' equity                   $  1,415,672
                                                                     =============

See notes to consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years Ended June 30, 2004 and 2003


                                              2004         2003
                                          ------------  -----------
Revenues                                  $    34,258       37,017
                                          ------------  -----------

Operating expenses:
  General and administrative                1,312,519    2,414,077
  Research and development                     41,849      316,403
  Selling and marketing                        37,033      238,817
  Impairment of intellectual property
    and equipment (Note 1)                    608,061      210,000
                                          ------------  -----------
                                            1,999,462    3,179,297
                                          ------------  -----------

Loss from operations                       (1,965,204)  (3,142,280)
                                          ------------  -----------

Other income (expense):
  Interest income                               2,550        7,251
  Extinguishment of liabilities (Note 7)       52,500            -
  Equity losses of affiliates (Note 6)        (99,922)           -
  Interest expense                             (2,889)         (38)
                                          ------------  -----------
                                              (47,761)       7,213
                                          ------------  -----------

Loss from continuing operations            (2,012,965)  (3,135,067)
                                          ------------  -----------

Discontinued operations; income(loss)
  from operations of subsidiary (Note 3)      454,882     (882,718)
                                          ------------  -----------

Net loss                                  $(1,558,083)  (4,017,785)
                                          ============  ===========

Basic and diluted loss per share:
  Loss from continuing operations         $     (0.03)       (0.05)
 Income (loss) from discontinued
   operations                                    0.01        (0.02)
                                          ------------  -----------

Net loss per share, basic and diluted          $(0.02)       (0.07)
                                          ============  ===========

Weighted average number of common
  shares outstanding                       75,116,717   61,647,688
                                          ============  ===========


See notes to consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                       Years Ended June 30, 2004 and 2003


                                  2004         2003
                              ------------  -----------
Net loss                      $(1,558,083)  (4,017,785)

Change in unrealized gain on
  securities                         (141)        (237)

Change in foreign currency
  translation adjustments         (66,727)      48,915
                              ------------  -----------

Comprehensive loss            $(1,624,951)  (3,969,107)
                              ============  ===========


See notes to consolidated financial statements.

                                     NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Shareholders' Equity
                                           Years Ended June 30, 2004 and 2003


                                   Common Stock            Additional    Accumulated other                     Total
                                   ------------             paid-in        comprehensive    Accumulated    shareholders'
                              Shares       Amount           Capital           income          deficit         equity
                           ------------  -----------  -------------------  -------------  ---------------  ------------
Balances, July 1, 2002       57,637,002  $     5,764  $       19,496,447   $    141,412   $  (17,055,835)  $ 2,587,788

Common stock issued
  for services                   14,000            1               9,344              -                -         9,345

Warrants issued for
  services                            -            -               3,190              -                -         3,190

Common stock and
  warrants issued for
  cash (net of offering
  costs of $75,500)           7,340,348          734           1,826,032              -                -     1,826,766

Common stock issued
  upon cashless exercise
  of warrants                    56,388            5                  (5)             -                -             -

Common stock issued upon
  cashless exercise of
  option                          7,000            1                  (1)             -                -             -

Warrant issued in
  exchange for deferred
  consulting costs                    -            -             230,400              -                -       230,400

Extension of term of
  warrant                             -            -               2,400              -                -         2,400

Net loss                              -            -                   -              -       (4,017,785)   (4,017,785)

Other comprehensive
  income:
    Change in unrealized
      gain on securities              -            -                   -           (237)               -          (237)
    Foreign currency
      translation
      adjustments                     -            -                   -         48,915                -        48,915
                           ------------  -----------  -------------------  -------------  ---------------  ------------
Balances,
  June 30, 2003              65,054,738  $     6,505          21,567,807        190,090      (21,073,620)      690,782
                           ============  ===========  ===================  =============  ===============  ============

                                                          (Continued)

                                   NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Consolidated Statement of Changes in Shareholders' Equity
                                         Years Ended June 30, 2004 and 2003
                                                    (Continued)



                                  Common stock            Additional    Accumulated other                  Total
                                  ------------             paid-in       comprehensive     Accumulated  shareholders'
                              Shares       Amount          capital           income         deficit        equity
                           ------------  -----------  ------------------  ------------  --------------  -----------
Balances, July 1, 2003       65,054,738  $     6,505         21,567,807       190,090     (21,073,620)     690,782

Common stock and
  warrants issued for
  cash (net of offering
  costs of $272,000)
                             20,769,231        2,077          1,825,923             -               -    1,828,000

Common stock issued
  in satisfaction of
  payable                       200,000           20              3,615             -               -        3,635

Common stock issued upon
  exercise of
  warrants (net of
  offering costs
  of $ 37,050)                3,850,000          385            347,565             -               -      347,950

Common stock issued upon
  cashless exercise of
  warrants                      185,064           19                (19)            -               -            -

Net loss                              -            -                  -             -      (1,558,083)  (1,558,083)

Other comprehensive
   Loss:
    Change in unrealized
      gain on securities              -            -                  -          (141)              -         (141)
    Foreign currency
      translation
      adjustments                     -            -                  -       (66,727)              -      (66,727)
                           ------------  -----------  ------------------  ------------  --------------  -----------
Balances,
  June 30, 2004              90,059,033  $     9,006         23,744,891       123,222     (22,631,703)   1,245,416
                           ============  ===========  ==================  ============  ==============  ===========

See notes to consolidated financial statements.

                     NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                           Years Ended June 30, 2004 and 2003


                                                                  2004          2003
                                                              -------------  -----------
Cash flows from operating activities:
 Net loss                                                     $ (1,558,083)  (4,017,785)
                                                              -------------  -----------
 Adjustments to reconcile net loss to net cash used
  in operating activities from continuing operations:
  (Income) loss from discontinued operations                    (  454,882)     882,718
  Amortization expense                                             158,674      150,916
  Depreciation expense                                              10,657      157,393
  Equity losses of affiliates                                       99,922            -
  Gain on extinguishment of liabilities                            (52,500)           -
  Amortization of deferred consulting costs                        122,459      107,941
  Impairment of intellectual property and equipment                608,061      210,000
  Provision for doubtful receivable                                 58,074            -
  Stock-based compensation expense                                       -       14,935
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                   (   11,883)      29,139
   Decrease in prepaid expense                                       8,646        4,001
   Decrease in deposits and other assets                                 -      240,013
   (Decrease) increase in accounts payable and
     accrued liabilities                                        (  188,359)     466,482
                                                              -------------  -----------
 Total adjustments                                                 358,869    2,263,538
                                                              -------------  -----------

    Net cash used in operating activities
      from continuing operations                                (1,199,214)  (1,754,247)
                                                              -------------  -----------

Cash flows from investing activities:
  Advances to equity investee                                   (   50,000)           -
  Increase in patent and trademark applications                 (   68,189)  (  239,556)
  Purchases of property and equipment                           (    1,575)  (  351,431)
  Payments received on notes receivable                                  -      170,779
  Cash effect of ExypnoTech deconsolidation                     (  115,151)           -
                                                              -------------  -----------
    Net cash used in investing activities
      from continuing operations                                (  234,915)  (  420,208)
                                                              -------------  -----------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash                 2,175,950    1,826,766
  Proceeds from notes payable                                      165,000       10,000
  Payments of notes payable                                    (   205,700)           -
                                                              -------------  -----------
    Net cash provided by financing activities
      from continuing operations                                 2,135,250    1,836,766
                                                              -------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                             127,038       44,098
                                                              -------------  -----------

Net cash used in discontinued operations                           (10,492)   ( 184,877)
                                                              -------------  -----------

Net increase (decrease) in cash and cash equivalents               817,667   (  478,468)

Cash and cash equivalents, beginning                               200,741      679,209
                                                              -------------  -----------

Cash and cash equivalents, ending                             $  1,018,408      200,741
                                                              =============  ===========

                                  (Continued)

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2004 and 2003
                                  (Continued)


                                                                2004       2003
                                                             -----------  -------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $    2,851     5,923
                                                             ===========  =======
Supplemental disclosure of non-cash investing and financing
  activities:
   Issuance of common stock in satisfaction of payable       $     3,635        -
                                                             ===========  =======
   Investment in joint venture in exchange for equipment     $   132,000
                                                             ===========  =======
   Issuance of note payable in exchange for accounts payable $    92,100        -
                                                             ===========  =======
   Patent costs incurred on behalf of equity investee in
     exchange for receivable                                 $     8,074        -
                                                             ===========  =======
   Warrant issued in exchange for deferred consulting costs            -  230,400
                                                             ===========  =======

See notes to consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

1.   BASIS  OF  PRESENTATION,  BUSINESS,  AND  SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation
(NCOS) which was incorporated in November 2001, and its wholly-owned foreign subsidiaries, NanoPierce Card Technologies GmbH, Hohenbrunn (NCT), and through December 11, 2003, ExypnoTech, GmbH (EPT, formed in February 2002) (Note 6). During the year ended June 30, 2003, NCT discontinued its operations, and in June 2004, NCT was dissolved (Note 3). In June 2004, the Company formed
ExypnoTech, LLC (ET LLC), as a wholly-owned subsidiary to market, primarily in the United States, RFID (Radio Frequency Identification) components manufactured by EPT. All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS:

The Company has been engaged in the design, development and licensing of products using its intellectual property, the PI Technology through its subsidiaries and joint venture arrangements. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated its PI Technology as the NanoPierce Connection System (NCS ) and has marketed the PI Technology to companies in various industries for a wide range of applications. As discussed below, the Company made a decision to abandon its PI technology in the fourth quarter ended June 30, 2004.

Through June 30, 2004, NCOS activities primarily consisted of research and development, marketing and administrative functions. Through June 30, 2004, EPT activities primarily consisted of manufacturing inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Scimaxx Solutions, LLC, which is an equity investment (Note 6), is primarily involved in research and development and marketing functions.

ET LLC business activities are to include the marketing and sales of RFID products in North America. ET LLC had no revenues or operations through June 30, 2004.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable and note payable approximate their carrying amounts due to the short maturities of these instruments.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

DEFERRED CONSULTING AND LEGAL COSTS:

In January 2003, the Company entered into a twelve-month financial advisory and exclusive placement agent agreement with a third party, in which this party acted as financial advisor to the Company and served as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. Compensation included a non-refundable retainer fee, which consisted of a warrant to purchase up to 450,000 shares of the Company's common stock (Note 8). The warrant was valued at approximately $230,400 using the Black-Scholes pricing model. The deferred cost was amortized on a straight-line basis over a twelve-month period from the date of issuance, which represented the estimated period the expenses were incurred. During the years ended June 30, 2004 and 2003, $122,459 and $107,941 were expensed in connection with the warrant.

AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of 1,180 shares of the common stock of Intercell International Corporation (Intercell). These securities are carried at fair value ($391 at June 30, 2004) based upon quoted market prices, and are included in other long-term assets in the Company's June 30, 2004 consolidated balance sheet. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component of comprehensive income (loss), included as a separate item in shareholders' equity. The Company reported a decrease in the unrealized loss on available for sale securities of $141 in 2004 and $237 in 2003. At June 30, 2004, the unrealized loss on available for sale securities was $24. Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense). During the years ended June 30, 2004 and 2003, the Company did not sell any available for sale securities.

IMPAIRMENT  OF  INTELLECTUAL  PROPERTY  RIGHTS  AND  PATENT  AND  TRADEMARK
APPLICATIONS:

Through the third quarter of the year ended June 30, 2004, the Company had recorded intellectual property rights and patent and trademark applications. Through June 30, 2003 the intellectual property was amortized using the straight-line method over 10 years, which was based on an average protection period of underlying patents. As discussed below, in conjunction with the Company's 2003 assessment of long-lived assets, the Company made a decision to utilize a remaining useful life of 2.5 years beginning July 1, 2003, which was consistent with the remaining average patent protection period of the remaining intellectual property.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

Costs incurred to establish patents and trademarks were capitalized and amortized beginning at the time of the application over the shorter of the estimated useful life of the technology or patent term. Patent and trademark applications were amortized over a period of 10 years. Unsuccessful patent and trademark application costs were expensed when determined to be unsuccessful.

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

During the fourth quarter ended June 30, 2004, the Company made a decision to abandon its intellectual property rights, patents and patent applications, and trademarks. This decision was based on factors including the Company's evaluation of past and current operating results, and potential changes in the Company's business plan, which involve investigating potential acquisition candidates outside of the technology industry (Note 2). As a result of this decision, the Company recorded an impairment charge of $608,061 in the fourth quarter ended June 30, 2004.

During the fourth quarter ended June 30, 2003, the Company determined that an impairment charge of $210,000 to intellectual property, patents, trademarks and certain fixed assets was necessary. The decision to record this impairment was based primarily on the remaining life of the patents underlying the intellectual property and the Company's assessment of existing operational and marketing activities.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation expense is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets, which range from five to seven years.

REVENUE RECOGNITION:

Revenues from the sales of product are recognized at time of shipment. NCT periodically performed various software development and implementation services for third parties. These services are substantially unrelated to the development and marketing of the PI Technology. Revenues from these services are generally recorded as the services are provided and when no significant obligations remain related to implementation. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. At June 30, 2004, there were no deferred revenues related to contract services in progress.

The Company grants credit, without collateral, to its customers. Management reviews trade receivables on an ongoing basis to determine if any receivables will potentially be uncollectible. The Company includes trade receivable balances that are determined to be uncollectible in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At June 30, 2004, no allowance for trade receivables was considered necessary; however an allowance of $58,074 was established for receivables from affiliates (Note 6).

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

RESEARCH AND DEVELOPMENT:

The Company includes in research and development expense: payroll, facility rent, lab supplies and other expense items directly attributable to research and development. The Company does not contract its research and development work, nor does it, at this time, perform research and development work for others.

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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                             2004         2003
                                         ------------  -----------

Net loss, as reported                    $(1,558,083)  (4,017,785)
Total stock-based employee compensation
expense determined under fair value
based method for all awards                        -   (  233,000)
                                         ------------  -----------
Net loss, pro forma                      $(1,558,083)  (4,250,785)
                                         ============  ===========
Net loss per share as reported           $(     0.02)  (     0.07)
Net loss per share pro forma             $(     0.02)  (     0.07)


The fair value of options granted during 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield                  0%
Expected stock price volatility        105%
Risk-free interest rate                2.9%
Expected life of options          6.5 years

No options were granted during the year ended June 30, 2004.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

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

The cumulative translation adjustment was approximately $190,000 at July 1, 2003 and approximately $123,000 at June 30, 2004. In June 2004, a $74,814 reduction to other comprehensive income was recorded and recognized as a component of gain on discontinued operations as a result of the liquidation of NCT.

FOREIGN CURRENCY TRANSACTIONS:

Gains  and  losses from foreign currency transactions are included in net income
(loss). Foreign currency transaction gains and losses were not significant during the years ended June 30, 2004 and 2003.

COMPREHENSIVE INCOME:

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in comprehensive income (loss).

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

Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (77,381,877 shares at June 30, 2004 and 17,167,710 shares at June 30, 2003)
would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 for certain VIE's created before February 2003 to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN 46 did not impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's results of operations or financial condition.

2.   GOING CONCERN AND MANAGEMENT'S PLANS:

The Company's financial statements for the year ended June 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,558,083 for the year ended June 30, 2004, and an accumulated deficit of $22,631,703 as of June 30, 2004. The Company did not recognize any significant revenues from its PI technology during the year ended June 30, 2004, the Company's subsidiary NCT was dissolved in June 2004, and in December 2003, the Company sold a controlling 51% interest in EPT. In addition, the Company has abandoned and recorded an impairment to its intellectual property and is now considering non-technology based alternatives in connection with its ongoing business plan.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

To address its liquidity needs, the Company is relying on cash received from a January 2004, equity financing agreement, of which the Company initially received $1.8 million, net offering costs, upon the issuance of restricted common stock (Note 8). The Company intends to use these funds to support operations and for possible business acquisitions.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

3.   DISCONTINUED OPERATIONS:

On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. The insolvency filing was necessary in order to comply with specific German legal requirements. In conjunction with the insolvency filing, management made a decision in April 2003, to discontinue NCT operations and liquidate NCT, pursuant to a plan of self-liquidation as provided by German law. In June 2004, NCT completed its plan of self-liquidation, and the German court legally dissolved NCT.

At June 30, 2004, NCT has no remaining assets or liabilities. NCT's revenues for the years ended June 30, 2004 and 2003 reported in discontinued operations were $0 and $128,947, respectively. The Company recorded a $454,882 gain on the disposal of NCT in 2004, which was primarily due to the extinguishment of NCT liabilities and gains recognized from the sales of equipment. In 2003, NCT incurred a loss of $882,718. NCT did not incur any income taxes in 2004 or 2003.

4.   RISK CONSIDERATIONS:

BUSINESS RISK:

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

INTERNATIONAL OPERATIONS:

The  Company's foreign subsidiary (NCT) operations and foreign equity investment
(EPT) operations are located in Germany. NCT and EPT transactions are conducted in currencies other than the U.S. dollar (the currency into which NCT's and EPT's historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

5.   NOTES RECEIVABLE:

In October 2002, the remaining balance ($144,709) of an unsecured, 12% note receivable and related interest from a third party investment group involved in assisting the Company with its financing efforts were received in full.

Prior to July 1, 2002, the Company loaned $50,000 to a representative of the investment group described above in exchange for an unsecured, 8% note receivable due in October 2002. A payment of $23,930 was received in May 2002. In September 2002, the remaining balance of the note ($26,070) and related interest was received in full.

6.   INVESTMENTS IN AFFILIATES:

INVESTMENT IN EPT:

On December 11, 2003, a German entity formed, by former employees of EPT, purchased a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 has been received through June 30, 2004. No gain or loss was incurred by the Company as a result of this transaction. As a result of the Company's reduced ownership interest and loss of control of EPT, the Company deconsolidated EPT as of December 11, 2003, and began accounting for its investment in EPT under the equity method of accounting at that time. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($203,654 at June 30, 2004) is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.

Unaudited financial information of EPT as of June 30, 2004, and for the period from December 11, 2003 through June 30, 2004 is as follows:

Assets:
   Current assets(1)                   $   93,497
   Equipment                              295,859
                                       ----------

Total assets                           $  389,356
                                       ==========

Liabilities and members' equity:
   Current liabilities(2)              $  172,370
   Members' equity                        216,986
                                       ----------

Total liabilities and members' equity  $  389,356
                                       ==========

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003


                     December 11, 2003
                          through
                       June 30, 2004
                    -------------------
Revenues(3)         $           42,143
Expenses                     ( 144,094)
                    -------------------

Net loss            $         (101,951)
                    ===================

(1) Current assets include receivables in the amount of $9,562 due from the 51% owner of EPT.

(2)  Current  liabilities  include a payable of $19,070 to the 51% owner of EPT.

(3)  Revenues  include  $32,180  of  sales  to  the  51%  owner  of  EPT.

At June 30, 2004, the Company has an $8,074 receivable from EPT. The Company has recorded an allowance for this receivable due to uncertainty as to collection.

Pro forma results of the Company's operations for the fiscal years ended June 30, 2004 and 2003, assuming the deconsolidation of EPT occurred as of July 1, 2003 and 2002, are as follows:

                           2004           2003
                    ------------  -------------

Revenues            $     5,809   $          -
Operating expenses  $(1,869,029)  $( 2,602,791)
Net loss            $(1,427,650)  $( 3,474,396)

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

The Company received a 50% interest in the joint venture in exchange for a contribution of NCOS equipment with a carrying value of approximately $132,000 at September 15, 2003. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC was to invest $50,000 cash, of which $22,900 has been received as of June 30, 2004. The terms of the joint venture provide for the Company to share in 50% of joint venture net profits, if any. The Company is to share in 50% of joint venture net losses beyond the first $50,000. The Company has a 49% voting interest in the joint venture. The Company determined that Scimaxx LLC is the controlling financial interest holder and therefore, the Company is accounting for its investment in Scimaxx Solutions as an equity method investment. At June 30, 2004, the Company's investment in Scimaxx Solutions is $100,312.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

Unaudited financial information of Scimaxx Solutions as of June 30, 2004, and for the period from September 15, 2003 (inception) through June 30, 2004, is as follows:

Assets:
   Current assets                       $ 11,027
   Equipment                              96,262
                                        --------

Total assets                            $107,289
                                        ========

Liabilities and members' equity:
   Current liabilities                  $ 41,616
   Members' equity                        65,673
                                        --------

Total liabilities and members' equity   $107,289
                                        ========

                      September 15, 2003
                           through
                         June 30, 2004
                    --------------------

Revenues            $            17,458
Expenses                       (245,850)
                    --------------------

Net loss            $          (228,392)
                    ====================

During the quarter ended June 30, 2004, the Company advanced Scimaxx Solutions $50,000 to support continuing operations. Based on uncertainty regarding the ultimate collection of this receivable, the Company has fully allowed for the receivable balance as of June 30, 2004.

7.   NOTES PAYABLE:

RELATED PARTIES:

In June 2003, an officer/director of the Company loaned $10,000 to the Company in exchange for an unsecured 7% note payable due in December 2003. In September 2003, the same officer/director loaned the Company $30,000 in exchange for an unsecured, 7% promissory note, due in September 2004. In January 2004, the Company paid the $40,000 plus accrued interest of $1,247.

In September 2003, Intercell, an affiliate of the Company at the time, loaned the Company $35,000 in exchange for an unsecured, 7% promissory note due in September 2004. In November 2003, Intercell loaned the Company $100,000 in exchange for a 7% promissory note due in November 2004. This promissory note was collateralized by an assignment of a 51% interest in the proceeds, if any, the Company may have received in connection with the Financing Agreement litigation (Note 9). In January 2004, the Company paid the $135,000, plus accrued interest of $2,493.

OTHER:

In February 2004, the Company converted vendor payables of $92,100 into an unsecured, non-interest bearing note payable due in March 2005. This vendor along with one other vendor, agreed to forgive $52,500 of the liabilities owed, and as a result, the Company recognized a gain on the extinguishment of liabilities in 2004.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

8.   SHAREHOLDERS' EQUITY:

COMMON STOCK:

2004 Transactions:

On January 20, 2004, the Company sold 20,000,000 units at a price of $0.10 per unit for $ 1.8 million cash, pursuant to a Securities Purchase Agreement (net of $272,000 of offering costs, discussed below). A unit consists of (i) one share of the Company's common stock, (ii) a warrant to purchase one share of common stock at an exercise price of $0.10 per share, and (iii) a warrant to purchase two shares of the Company's common stock at an exercise price of $0.25 per share. All warrants have an expiration date of January 20, 2009. As a result of the sale, the Company issued 20,000,000 shares of its common stock, warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.10 per share, and warrants to purchase 40,000,000 shares of common stock at an exercise price of $0.25 per share.

In connection with the sale of the units, the placement agent received a fee consisting of a cash payment equal to 3% of the gross proceeds from the transaction ($60,000) and warrants to purchase 3% of the total number of shares of common stock issued to the investors on the closing date. The Company issued to the placement agent warrants to purchase 600,000 shares of common stock with an exercise price of $0.10 per share. The warrants expire on January 20, 2009. The placement agent is also entitled to receive an additional cash payment equal to 3% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants and additional warrants to purchase 3% of the total number of shares issued as a result of the exercise of the $0.10 warrants. The Company also paid a $200,000 finders fee to a third party (the "finder") and issued warrants to purchase 2,000,000 shares of common stock with an exercise price of $0.10 per share. The warrants expire on January 20, 2009. This third party is also entitled to receive an additional cash payment of 10% of the gross proceeds, if any, received by the Company as a result of the exercise of the $0.10 warrants and additional warrants to purchase 10% of the total number of shares issued as a result of the exercise of the $ 0.10 warrants. The Company also incurred an additional $12,000 of offering costs, primarily legal costs.

During the year ended June 30, 2004, the Company issued 3,850,000 shares of its common stock upon the exercise of 3,850,000 warrants, which included 1,000,000 of the warrants issued to the finder as described above. The Company received $347,950 cash (net of $37,050 of offering costs, of which $11,050 is accrued at June 30, 2004) for the exercise. As described above, the Company also granted to the placement agent and finder, warrants to purchase an additional 370,500 shares. The warrants are exercisable at $0.10 per share and expire January 20, 2009. The Company also issued 185,064 of its common stock upon the cashless exercise of 403,333 warrants.

During the year ended June 30, 2004, the Company also sold 769,231 shares of restricted common stock for cash of $100,000, and the Company issued 200,000 shares of restricted common stock in satisfaction of a $3,635 payable.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

2003 Transactions:

During the year ended June 30, 2003, the Company sold 5,691,190 shares of restricted common stock along with warrants to purchase 4,616,191 shares of common stock at exercise prices ranging from $0.30 to $0.60 per share for cash of $1,570,459 (net of offering costs of $75,500). In connection with the issuance of 1,119,999 shares out of the total 5,691,190 issued during the year, the Company extended the expiration dates of existing warrants to purchase 612,500 shares of common stock held by the purchasers. These warrants were scheduled to expire from October 2002 through January 2003, and were extended for a one-year period. These warrants expired in January 2004.

During the year ended June 30, 2003, the Company also sold 75,000 shares of restricted common stock along with warrants to purchase 75,000 shares of common stock at exercise prices ranging from $0.30 to $0.36 per share for cash of $25,000. In addition, the Company sold 1,574,158 shares of restricted common stock along with warrants to purchase 1,333,334 shares of common stock at an exercise price of $0.15 per share for cash of $231,307.

The warrants issued are exercisable immediately and include a cashless exercise provision. Warrants to purchase 1,251,191 shares of common stock have a three-year term, and warrants to purchase 4,773,334 shares of common stock have a five-year term.

During the year ended June 30, 2003, the Company issued 14,000 shares of common stock in exchange for investment related services. The shares were valued at $9,345, the quoted market price of the Company's common stock at the date the services were performed.

During the year ended June 30, 2003, the Company also issued 7,000 shares of common stock in connection with the cashless exercise of a stock option, and issued 56,388 shares of common stock in connection with the cashless exercise of warrants.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

Stock Options and Warrants:

Stock Options:

The Company has established two Compensatory Stock Option Plans (the Option Plans) and has reserved 12,500,000 shares of common stock for issuance under the Option Plans. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

A summary of the Option Plans is as follows:

                                        2004                   2003
                                        ----                   ----
                                           Weighted                Weighted-
                                            average                 average
                                           exercise                 exercise
                                 Shares      price      Shares       price
                                ---------  ---------  -----------  ----------
Outstanding, beginning of
  Year                          8,787,524  $    1.00   8,502,000   $     1.06
Granted                                 -          -     450,000         0.62
Expired                                 -          -  (  150,000)        2.06
Exercised                               -          -  (   14,476)        0.66
                                ---------  ---------  -----------  ----------

Outstanding, end of year        8,787,524  $    1.00   8,787,524   $     1.00
                                =========  =========  ===========  ==========

Options exercisable at
  end of year                   8,537,524  $    1.00   8,322,524   $     1.00
                                =========  =========  ===========  ==========
Weighted-average fair value of
  options granted during the
  year at market                           $       -               $     0.52
                                           =========               ==========

The following table summarizes information about stock options outstanding as of June 30, 2004:

             Options  Outstanding         Options  Exercisable
          ---------------------------     --------------------
                          Weighted-
                           average                                 Weighted-
Range of                  remaining       Weighted-                 average
exercise      Number of  contractual       average      Number of   exercise
prices         options   life (years)  exercise price    options     price
------------  ---------  ------------  ---------------  ---------  ----------
$0.20 - 0.50  3,255,000          4.37  $          0.32  3,255,000  $     0.32
 0.51 - 1.00. 2,495,524          8.30             0.67  2,455,524        0.64
 1.01 - 2.00.   860,000          6.34             1.53    650,000        1.58
 2.01 - 3.00. 2,167,000          4.53             2.28  2,167,000        2.28
 5.01 - 6.00.    10,000          5.67             6.00     10,000        6.00
              ---------  ------------  ---------------  ---------  ----------
              8,787,524          6.74  $          1.00  8,537,524  $     1.00
              =========  ============  ===============  =========  ==========

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

Warrants:

At June 30, 2004, the following warrants to purchase common stock were outstanding:

    Number of common         Exercise          Expiration
shares covered by warrant     price                date
-------------------------  ------------  -------------------------

       20,000              $       1.25    August - September 2005
    1,526,019               0.30 - 2.58    October - December 2005
       75,000               0.30 - 0.36         January 2006
      200,000                      0.65           May 2006
      200,000               0.60 - 1.25         January 2007
    3,440,000               0.50 - 0.60    October - November 2007
    1,333,334                      0.15          April 2008
   19,120,500                      0.10         January 2009
   40,000,000                      0.25         January 2009
     450,000                     $ 0.60         January 2010
-------------
   66,364,853 (1)
=============

(1) Does not include 2,229,500 of warrants that are issuable pursuant to the securities purchase agreement described above.

During the year ended June 30, 2004, warrants to purchase 3,850,000 shares of common stock were exercised for net cash proceeds of $347,950 (net of commission expenses of $37,050, of which $ 11,050 is accrued at June 30, 2004) in exchange for 3,850,000 shares of common stock, and warrants to purchase 403,333 shares of common stock were exercised on a cashless basis in exchange for 185,064 shares of common stock.

During the year ended June 30, 2004, warrants to purchase 732,500 shares of common stock with exercise prices ranging from $0.30 to $2.81 per share expired.

During the year ended June 30, 2003, the Company issued warrants to purchase 20,000 shares of common stock at $1.25 per share for services received from a third party. The warrants expire in 2005. The warrants were valued at $3,190 using the Black-Scholes pricing model, which was charged to general and administrative expense.

In January 2003, the Company issued a warrant to purchase 450,000 shares of common stock with an exercise price of $0.60 per share in consideration for deferred consulting services to be received from a third party. The warrant was fully vested, exercisable and non-forfeitable upon issuance and expires in January 2010. The warrant provides for a cashless exercise and was valued at approximately $230,400 using the Black-Scholes pricing model.

During the year ended June 30, 2003, the Company extended the term of an existing warrant, held by an unrelated third party, to purchase 300,000 shares of common stock at an exercise price of $0.25 per share. The warrant was to expire on February 24, 2003. The Company agreed to extend the term of the warrant by one year, through February 24, 2004. All other terms of the warrant remained unchanged. In connection with the extension of the term of the warrant, the Company recorded a $2,400 expense, using the Black-Scholes pricing model.

The Company utilized the Black - Scholes pricing model to value warrants that were issued by the company during 2003 for services in which expense was incurred ( none were issued in 2004 ) and utilized the following significant assumptions in using the model.

                                  CURRENT
                                 RISK-FREE
                                  INTEREST
                                    RATE
                     EXPECTED     EXPECTED
                    VOLATILITY    FOR THE
                   OF THE PRICE   LIFE OF    EXPECTED   EXPECTED
FISCAL  NUMBER OF   OF COMMON       THE        LIFE     DIVIDEND
YEAR    WARRANTS      STOCK       WARRANTS    (YEARS)    YIELD
------  ---------  ------------  ----------  ---------  --------

2003       10,000            56        4.5%          3         0
2003       10,000            59        4.5           3         0
2003      450,000            91        2.3         5.5         0

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

During the year ended June 30, 2003, warrants to purchase 630,000 shares of common stock at an exercise price of $2.92 per share expired.

9.  COMMITMENTS AND CONTINGENCIES

Litigation:

Depository Trust Suit:

In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation, the Depository Trust Company, and the National Securities Clearing Corporation in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. By permitting shares of the Company to be borrowed through the program, DTCC, NSCC and DTC allegedly jointly conspired to drive down the price of the Company's stock. The complaint also alleges that the operation of the Stock Borrow Program allowed the manipulation of the Company's stock by various sellers who failed to deliver shares to the Company. By covering open fail to deliver positions with shares borrowed through the Stock Borrow Program and delivering borrowed shares to the buyers, the complaint contends that DTCC, NSCC and DTC artificially created unregistered, free trading shares of the Company's common stock and increased the supply of the Company's shares in the market place. The Company is seeking damages in the amount of $25,000,000 and treble damages. Responsive pleadings have been filed by the defendants.

Financing Agreement Suit:

In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. As a result of various procedural rulings, in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York. In this litigation, Harvest Court, LLC filed counterclaims against the Company, Mr. Metzinger, Ms. Kampmann, Dr. Neuhaus, Dr. Shaw and a number of unrelated third parties. The counterclaims allege violations of federal securities laws and other laws. Harvest Court, LLC is seeking various forms of relief including compensatory and punitive damages. Responsive pleadings have been filed and the litigation is currently in the discovery stage.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

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

The Company intends to vigorously prosecute all litigation and does not believe the outcome of the litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

Financial Advisory and Placement Agent Agreement:

Effective January 10, 2003, the Company entered into a 12-month financial advisory and exclusive placement agent agreement with a third party, which expired in January 2004. Under the terms of the agreement, this placement agent served as financial advisor to the Company and as its exclusive placement agent for a private placement of equity securities during the twelve-month term of the agreement. Compensation also included a $10,000 monthly advisory fee, payable in cash, beginning in June 2003, and ending in January 2004, of which $60,000 was expensed though June 30, 2004.

Compensation to this placement agent consisted of a retainer fee (deferred consulting costs) valued at approximately $230,400, which included a warrant to purchase up to 450,000 shares of the Company's common stock.

The cost of the warrant has been amortized over the twelve-month period from the date of issuance of the warrant. During the fiscal years ended June 30, 2004 and 2003, $122,459 and $107,941, respectively, was expensed in connection with the warrant.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

Leases:

The Company has entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through September 30, 2006. Future minimum lease payments under these operating leases are as follows:

Year ending
 June 30,      Amount
------------  --------

2005          $ 58,200
2006            58,200
2007            14,550
              --------

              $130,950
              ========

Aggregate rental expense in continuing operations under operating leases was $96,969 and $211,095 for the years ended June 30, 2004 and 2003, respectively.

10.  INCOME TAXES:

The Company and its subsidiaries did not incur income tax expense for the years ended June 30, 2004 and 2003. The reconciliation between taxes computed at the statutory federal tax rate of 34% applied to the loss from continuing operations and the effective tax rate for the years ended June 30, 2004 and 2003 is as follows:

                                    2004        2003
                                 ----------  -----------

Expected income tax benefit      $(684,000)  (1,066,000)
Increase in valuation allowance    684,000    1,066,000
                                 ----------  -----------
                                 $       -            -
                                 ==========  ===========

The tax effects of temporary differences that give rise to substantially all deferred tax assets at June 30, 2004 are as follows:

Deferred tax assets:
   Net operating loss         $ 4,296,000
   Intangible assets              207,000
   Allowance for receivables       20,000
Less valuation allowance       (4,523,000)
                              ------------
Net deferred tax assets.      $         -
                              ============

As of June 30, 2004, the Company has net operating loss carry forwards of approximately $13,300,000, which expire between 2013 and 2024. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2004 and 2003

11.  FOREIGN AND DOMESTIC OPERATIONS:

Operating results and long-lived assets of continuing operations as of June 30, 2004 and for the years ended June 30, 2004 and 2003, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                       UNITED STATES   GERMANY  TOTAL
                       --------------  -------  ------
Revenues for year
  ended June 30, 2004  $        5,809   28,449  34,258
                       ==============  =======  ======
Revenues for year
  ended June 30, 2003  $        3,900   33,117  37,017
                       ==============  =======  ======
Long-lived assets at
  June 30, 2004        $       23,099        -  23,099
                       ==============  =======  ======