Form 10QSB
period 2004-09-30
NANOPIERCE TECHNOLOGIES INC
filed 2004-11-15
CIK 827161

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

                                       OR

[ ]  TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                  84-0992908
   -------------------------------               ----------------------
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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes X  No
             ---

As  of   November 11, 2004 there were 91,259,033 shares of the registrant's sole class  of  common  shares  outstanding.

Transitional Small Business Disclosure Format       Yes       No  X
                                                        ---      ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                          Page
                                                                                       ----

    Report of Independent Registered Public Accounting Firm                            F-1

    Condensed Consolidated Balance Sheet - September 30, 2004                          F-2

    Condensed Consolidated Statements of Operations  -
        Three months ended September 30, 2004 and 2003                                 F-3

    Condensed Consolidated Statements of Comprehensive
        Loss -Three months ended September 30, 2004 and 2003                           F-4

    Condensed Consolidated Statement of Changes in Shareholders'
        Equity -Three months ended September 30, 2004                                  F-5

    Condensed Consolidated Statements of Cash Flows -
        Three months ended September 30, 2004 and 2003                                 F-6

    Notes to Condensed Consolidated Financial Statements                               F-7

Item 2.  Management's Discussion and Analysis                                            1

Item 3. Controls and Procedures                                                          3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                                4

    SIGNATURES                                                                           5

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Nanopierce Technologies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of September 30, 2004, the related condensed consolidated statements of operations, comprehensive loss, and cash flows for the three-month periods ended September 30, 2004 and 2003, and the condensed consolidated statement of changes in shareholders' equity for the three-month period ended September 30, 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the express of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 8, 2004

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                September 30, 2004
                                    (Unaudited)


                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                                          $    847,718
  Accounts receivable, net                                                 10,426
  Prepaid expenses                                                          2,948
                                                                     -------------
      Total current assets                                                861,092
                                                                     -------------
Property and equipment:
  Office equipment and furniture                                           66,356
  Less accumulated depreciation                                            45,071
                                                                     -------------
                                                                           21,285
                                                                     -------------
Other assets:
  Deposits and other                                                       19,415
  Investments in affiliates (Note 3)                                      299,061
                                                                     -------------
                                                                          318,476
                                                                     -------------

       Total assets                                                  $  1,200,853
                                                                     =============


                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
  Accounts payable                                                   $    124,191
  Note payable (Note 4)                                                    38,118
                                                                     -------------

    Total liabilities  (all current)                                      162,309
                                                                     -------------

Commitments and contingencies (Notes 6 and 8)

Shareholders' equity (Notes 5 and 6):
  Preferred stock; $0.0001 par value; none issued and outstanding;
   5,000,000 shares authorized
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     90,059,033 shares issued and outstanding                               9,006
  Additional paid-in capital                                           23,744,891
  Accumulated other comprehensive income                                  122,976
  Accumulated deficit                                                 (22,838,329)
                                                                     -------------
      Total shareholders' equity                                        1,038,544
                                                                     -------------

        Total liabilities and shareholders' equity                   $  1,200,853
                                                                     =============

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2004 and 2003
                                  (Unaudited)


                                            2004          2003
                                        -------------  -----------

Revenues                                $          -       25,051
                                        -------------  -----------

Operating expenses:
  General and administrative                 213,843      414,075
  Research and development                         -       46,655
  Selling and marketing                            -       24,180
                                        -------------  -----------
                                             213,843      484,910
                                        -------------  -----------

Loss from operations                    (    213,843)  (  459,859)
                                        -------------  -----------

Other income (expense):
  Other income                                10,186            -
  Interest income                              1,936        3,418
  Equity (losses) income of
   affiliates (Note 3)                   (     4,905)       3,794
  Interest expense                                 -   (      297)
                                        -------------  -----------
                                               7,217        6,915
                                        -------------  -----------

Loss from continuing operations             (206,626)  (  452,944)
                                        -------------  -----------

Discontinued operations; loss from
  operations of subsidiary (Note 2)                -   (    1,920)
                                        -------------  -----------

Net loss                                $ (  206,626)  (  454,864)
                                        =============  ===========

Basic and diluted loss per share:
  Loss from continuing operations       $          *   (     0.01)
  Loss from discontinued operations                -            -
                                        -------------  -----------

Net loss per share, basic and diluted   $          *   (     0.01)
                                        =============  ===========

Weighted average number of common
  shares outstanding                      90,059,033   62,404,043
                                        =============  ===========

*    Less than ($0.01) per share.

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Loss
                 Three Months Ended September 30, 2004 and 2003
                                  (Unaudited)


                                              2004          2003
                                          ------------  ------------

Net loss                                  $(  206,626)  (   454,864)

Change in unrealized gain on
  securities                               (      246)  (       119)

Change in foreign currency
  translation adjustments                           -   (     1,810)
                                          ------------  ------------

Comprehensive loss                        $(  206,872)  (   456,793)
                                          ============  ============


            See notes to condensed consolidated financial statements.

                                NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Changes in Shareholders' Equity
                                     Three Months Ended September 30, 2004
                                                  (Unaudited)


                               Common stock       Additional  Accumulated other                     Total
                          ----------------------   Paid-in      comprehensive     Accumulated   shareholders'
                            Shares      Amount     capital          income          deficit         equity
                          ----------  ----------  ----------  ------------------  ------------  --------------

Balances, July 1, 2004    90,059,033  $    9,006  23,744,891            123,222   (22,631,703)      1,245,416


Net loss                           -           -           -                  -      (206,626)       (206,626)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities           -           -           -               (246)            -            (246)
                          ----------  ----------  ----------  ------------------  ------------  --------------
Balances,
  September 30, 2004      90,059,033  $    9,006  23,744,891            122,976   (22,838,329)      1,038,544
                          ==========  ==========  ==========  ==================  ============  ==============

            See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2004 and 2003
                                  (Unaudited)


                                                                 2004           2003
                                                             -------------  ------------
Cash flows from operating activities:
 Net loss                                                    $ (  206,626)   (  454,864)
                                                             -------------  ------------
 Adjustments to reconcile net loss to net cash used
  in operating activities from continuing operations:
  Loss from discontinued operations                                     -         1,920
  Amortization expense                                                  -        38,616
  Depreciation expense                                              1,814        33,026
  Equity losses (income) of affiliates                              4,905    (    3,794)
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                             (    4,617)        9,780
   Decrease in prepaid expense                                     41,779        85,891
   Increase in deposits and other assets                       (      246)   (      330)
   Increase in accounts payable and
     accrued liabilities                                           15,583        44,764
                                                             -------------  ------------
 Total adjustments                                                 59,218       209,873
                                                             -------------  ------------

    Net cash used in operating activities
      from continuing operations                               (  147,408)   (  244,991)
                                                             -------------  ------------

Cash flows from investing activities:
  Increase in patent and trademark applications                         -    (   35,480)
  Purchases of property and equipment                                   -    (    1,575)
                                                             -------------  ------------
    Net cash used in investing activities
      from continuing operations                                        -    (   37,055)
                                                             -------------  ------------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash                        -       100,000
  Cash received in conjunction with joint venture                       -         5,000
  Proceeds from notes payable                                           -        65,000
  Payment of notes payable                                     (   23,282)            -
                                                             -------------  ------------
    Net cash (used in) provided by financing activities
      from continuing operations                               (   23,282)      170,000
                                                             -------------  ------------

Effect of exchange rate changes on cash
  and cash equivalents                                                  -         2,359
                                                             -------------  ------------

Net cash used in discontinued operations                                -   (     4,097)
                                                             -------------  ------------

Net decrease in cash and cash equivalents                     (   170,690)  (   113,784)

Cash and cash equivalents, beginning                            1,018,408       200,739
                                                             -------------  ------------

Cash and cash equivalents, ending                            $    847,718        86,955
                                                             =============  ============

Supplemental disclosure of non-cash investing and financing
  activities:
   Issuance of common stock in satisfaction of payable       $          -         3,635
                                                             =============  ============
            See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

1.   BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation  of  Interim  Information:

The accompanying condensed consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS) which was incorporated in November 2001, ExypnoTech, LLC (ET
LLC), a Colorado limited liability company, which was formed in June 2004, and through December 11, 2003, ExypnoTech, GmbH (EPT, formed in February 2002)(Note
3). Through June 30, 2004, the condensed consolidated financial statements also included the wholly-owned foreign subsidiary, NanoPierce Card Technologies GmbH,
(NCT). NCT is presented as discontinued operations; NCT was dissolved in June 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. It is the Company's opinion that when the interim financial statements are read in conjunction with the June 30, 2004 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, the Report of Independent Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three months ended September 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $206,626 for the three months ended September 30, 2004, and an accumulated deficit of $22,838,329 as of September 30, 2004. The Company has not recognized any revenue from its business operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

Management's Plans

To address its liquidity needs, the Company is relying on cash received from an equity financing agreement that occurred in January 2004, of which the Company received approximately $1.8 million, net of offering costs, upon the issuance of restricted common stock. The Company intends to use these funds to support operations and for possible business acquisitions.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

Recent Events:

On October 1, 2004, the Company signed a Letter Agreement (the "Agreement") with Xact Resources International, Inc. ("Xact Resources"). The Agreement provides for the development of a joint venture between the Company and Xact Resources. The purpose of the joint venture would be to produce, market and sell YBG-2000, a biotech yeast beta glucan product which has been developed by Xact Resources. YBG-2000 is a natural beta glucan immune system feed supplement refined from bakers yeast. It is used to replace antibiotic fast growth additives which are currently used by producers of feeds for the livestock, poultry and shrimp industries.

Pursuant to the Agreement, the Company advanced $75,000 to Xact Resources on October 1, 2004 as temporary financing. In return, the Company has been provided the exclusive right for a 30-day period to raise $1,500,000 in order to purchase a 50% ownership interest in the joint venture. On November 3, 2004, Xact Resources agreed to extend the 30-day period for an additional 60 days. In return for the extension, the Company agreed to advance an additional $75,000 to Xact Resources. The $150,000 is to be applied against the purchase of the 50% ownership or is to be refunded to the Company, should the Company not be able to raise the funds.

Business:

ET  LLC  business  activities  include  the  marketing  and sales of RFID (Radio
Frequency  Identification)  products  in  North  America.   EPT  (an  equity
investment; Note 3) business activities primarily consist of manufacturing inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Scimaxx Solutions, LLC, (an equity investment; Note 3) is primarily involved in research and development and marketing functions.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

International Operations:

EPT operations are located in Germany. Through June 2004, prior to its dissolution, NCT operations were located in Germany (Note 2). EPT transactions are and, prior to its dissolution, NCT transactions were conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates.

In addition, the Company is subject to risks including adverse developments in the foreign political and economic environments, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

Loss Per Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (77,381,877 shares at September 30, 2004 and 17,097,710 shares at September 30, 2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock-Based Compensation:

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

No options were granted to employees during the three months ended September 30, 2004 or 2003.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

NCT's revenues for the three months ended September 30, 2003 reported in discontinued operations were $692. NCT incurred losses in the three months ended September 30, 2003 of $1,920. NCT did not incur any taxes during this period.

3.   INVESTMENTS IN AFFILIATES:

Investment in EPT:

On December 11, 2003, a German entity, formed by former employees of EPT, purchased a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 has been received through September 30, 2004. No gain or loss was incurred by the Company as a result of this transaction. As a result of the Company's reduced ownership interest and loss of control of EPT, the Company deconsolidated EPT as of December 11, 2003, and began accounting for its investment in EPT under the equity method of accounting at that time. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($207,611 at September 30, 2004) is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003

Unaudited financial information of EPT as of September 30, 2004, and for the three months ended September 30, 2004 is as follows:

                                                    September 30,
                                                         2004
                                                 --------------------

         Assets:
              Current assets(1)                  $           158,424
              Equipment                                      274,659
                                                 --------------------

           Total assets                          $           433,083
                                                 ====================

         Liabilities and members' equity:
              Current liabilities(2)             $           168,786
              Members' equity                    $           264,297
                                                 --------------------

         Total liabilities and members' equity   $           433,083
                                                 ====================

                                                 Three months ended
                                                 September 30, 2004
                                                 --------------------

         Revenues                                $            84,425
         Expenses                                          (  76,352)
                                                 --------------------
         Net income                              $             8,073
                                                 ====================

     (1) Current assets include receivables in the amount of $9,562 due from the 51% owner of EPT.

     (2) Current liabilities include a payable of $19,070 to the 51% owner of EPT.

Investment in Joint Venture Interest:

On September 15, 2003, the Company entered into a joint venture agreement with Scimaxx, LLC, an entity related to the Company in that a member of Scimaxx, LLC is an officer/director of the Company. The name of the joint venture is Scimaxx Solutions, LLC (Scimaxx Solutions). The purpose of the joint venture is to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity.

The Company received a 50% interest in the joint venture in exchange for a contribution of NCOS equipment with a carrying value of approximately $132,000 at September 15, 2003. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC was to invest $50,000 cash, of which $22,900 has been received as of September 30, 2004. The terms of the joint venture provide for the Company to share in 50% of joint venture net profits, if any. The Company is to share in 50% of joint venture net losses beyond the first $50,000. The Company has a 49% voting interest in the joint venture. The Company is accounting for its investment in Scimaxx Solutions as an equity method investment. At September 30, 2004, the Company's investment in Scimaxx Solutions is $91,450.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003

Unaudited financial information of Scimaxx Solutions as of September 30, 2004, for the three months ended September 30, 2004 and for the period from September 15, 2003 (inception) through September 30, 2003, is as follows:

Assets:
   Current assets                                           $            10,332
   Equipment                                                             87,660
                                                            --------------------

 Total assets                                               $            97,992
                                                            ====================

Liabilities and members' equity:
   Current liabilities                                      $            56,405
   Members' equity                                                       41,587
                                                            --------------------

 Total liabilities and members' equity                      $            97,992
                                                            ====================


                                                              September 15, 2003
                                        Three Months Ended         through
                                        September 30, 2004    September 30,2003
                                        --------------------  ------------------

Revenues                                $             5,773                   -
Expenses                                           ( 74,943)           (  3,794)
                                        --------------------  ------------------

Net loss                                $          ( 69,170)           (  3,794)
                                        ====================  ==================


4.   NOTES PAYABLE:

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

In September 2003, Intercell International Corporation, an affiliate of the Company at the time, loaned the Company $35,000 in exchange for an unsecured, 7% promissory note due in September 2004. In November 2003, Intercell loaned the Company $100,000 in exchange for a 7% promissory note due in November 2004. In January 2004, the Company paid the $135,000, plus accrued interest of $2,493.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

Other:

In February 2004, the Company converted vendor payables of $92,100 into an unsecured, non-interest bearing note payable due in March 2005. Through September 30, 2004, the Company has repaid $53,982 on this note, of which $23,282 was paid during the three months ended September 30, 2004.

5.   SHAREHOLDERS' EQUITY:

COMMON STOCK:

Current Year Transactions:

The Company did not issue any shares of common stock during the three months ended September 30, 2004.

Prior Year Transactions:

During the three months ended September 30, 2003, the Company sold 769,231 shares of restricted common stock for cash of $100,000. The Company also issued 200,000 shares of restricted common stock in satisfaction of a $3,635 payable.

During the three months ended September 30, 2003, warrants to purchase 70,000 shares of common stock at an exercise price of $2.81 per share expired.

6.   COMMITMENTS AND CONTINGENCIES

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

In May 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company breached an October 20, 2000 Stock Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 4,500,225 shares due in connection with the third reset date. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court, LLC. The Company has filed counterclaims seeking various forms of relief against Harvest Court, LLC.

The Company intends to vigorously prosecute this litigation and does not believe the outcome of this litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

7.   FOREIGN AND DOMESTIC OPERATIONS:

The Company's revenues from continuing operations during the three-month period ended September 30, 2003 were generated solely in Germany. There were no revenues from continuing operations during three month period ended September 30, 2004. There was no significant amount of transfers between geographic areas. Long-lived assets at September 30, 2004 with a net carrying value of $21,285 were located solely in the United States.

8.   SUBSEQUENT EVENTS

Note Receivable:

On November 5, 2004, the Company loaned $314,000 to an unrelated third party in return for an unsecured, 7% promissory note, due December 30, 2004. The funds were loaned in connection with the Company's efforts to secure the $1.5 Million financing for the purchase of the 50% equity ownership interest in the joint venture with Xact Resources.

Common Stock:

In October 2004, warrants to purchase 1,000,000 shares of common stock were exercised for net cash proceeds of $94,000 (net of $6,000 of costs) in exchange for 1,000,000 shares of common stock.

In November 2004, warrants to purchase 200,000 shares of common stock were exercised for net cash proceeds of $18,800 (net of $1,200 of costs) in exchange for 200,000 shares of common stock.

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

RESULTS OF OPERATIONS

     On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. NCT is presented as discontinued operations in the accompanying condensed consolidated financial statements. The insolvency filing was made for purposes of complying with specific German legal requirements. In June 2004, NCT completed a plan of self-liquidation, and the German court legally dissolved NCT. As a result, NCT had no income during the three months ended September 30, 2004 compared to a loss of $1,920 during the three months ended September 30, 2003.

     The Company recognized $0 in revenues from continuing operations during the three months ended September 30, 2004 compared to $25,051 for the three months ended September 30, 2003. The $25,051 in revenues during the three months ended September 30, 2003 was generated from the sale of inlay components to customers by EPT.

     The Company recognized $10,186 of other income, as a payment of a license fee during the three months ended September 30, 2004. The Company recognized $1,936 in interest income during the three months ended September 30, 2004 compared to $3,418 during the three months ended September 30, 2003. The decrease of $1,482 is due to the reduction in cash equivalents used to support operations.

     Total operating expenses from continuing operations during the three months ended September 30, 2004 were $213,843 compared to $484,910 for the three months ended September 30, 2003. The decrease of $271,067 is primarily attributable to a decrease in general and administrative expenses, as described below.

                            Three Months Ended
                               September 30,
                            ------------------
Operating Expenses            2004      2003     Decrease
--------------------------  --------  --------  ----------
General and administrative  $213,843  $414,075  $(200,232)
Research and development    $      0  $ 46,655  $( 46,655)
Sales and marketing         $      0  $ 24,180  $( 24,180)

     The decrease of $200,232 in general administrative expenses is primarily attributable to a $67,020 decrease in consulting fees, a $38,616 decrease in amortization expense and a $23,788 decrease in auditing fees. Such decreases include the decrease in research and development expenses and sales and marketing expenses which were a result of the Company's abandonment of its PI technology in the fourth quarter ended June 30, 2004.

     During the three months ended September 30, 2004, the Company recognized a net loss of $206,626 compared to a net loss of $454,864 during the three months ended September 30, 2003. The decrease of $248,238 is primarily attributable to the decrease of $271,067 in operating expenses, as explained above, combined with a decrease of $25,051 in revenues.

LIQUIDITY AND FINANCIAL CONDITION

     During the three months ended September 30, 2004, the Company used $147,408 in operating activities from continuing operations and $23,282 was used to pay a note payable. The Company had $847,718 of cash and cash equivalents at September 30, 2004, which is being used to support operations. During the three months ended September 30, 2003, the Company used $244,991 in operating activities from continuing operations and $37,055 was used in investing activities from continuing operations. During the three months ended September
30, 2003, the Company was provided $170,000 by financing activities from continuing operations.

     As of September 30, 2004, if all existing outstanding warrants issued in a January 2004 private placement were exercised, the Company will be required to issue an additional 61,350,000 shares of common stock, and the Company, on a fully diluted basis (including the reservation of 11,919,120 shares as required by the court in the Financing Agreement Litigation), would have 179,360,030 shares of common stock issued and outstanding.

     As of September 30, 2004, if the warrants issued to investors in the private placement described above are all exercised, the Company would receive approximately an additional $12,525,000. However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided that it may use the additional funds received from the exercise of these warrants to acquire a revenue generating company or to acquire technology complementary to the current technology of the Company, to be marketed through the Company's joint venture arrangement with Scimaxx Solutions, its ownership interest in ExypnoTech and any other licensing agreements or joint venture agreements that the Company may enter in the future.

     As a result of the Company's limited revenues, lack of liquidity and going concern issues, the Company has revised its business plan to focus on licensing its technology to, or entering into joint ventures with companies that may utilize the technology rather than the development by the Company of its own products utilizing its technology.

     The Company expects to utilize the cash received from a January 2004 private placement to continue to pursue the development and marketing of its technology through the joint venture arrangement with Scimaxx Solutions and its ownership interest in EPT and to continue to develop relationships with
companies  which  it  enters  into  licensing  agreements  or  joint   venture
agreements  with.  At this time, the Company does not have any other operations.

     On October 1, 2004, the Company signed a Letter Agreement (the "Agreement") with Xact Resources International, Inc. ("Xact Resources"). The Agreement is to provide for the development of a joint venture between the Registrant and Xact Resources. The purpose of the joint venture would be to produce, market and sell YBG-2000, a biotech yeast beta glucan product which has been developed by
Xact  Resources.   YBG-2000  is  a  natural  beta  glucan  immune  system  feed supplement refined from bakers yeast. It is used to replace antibiotic fast growth additives which are currently used by producers of feeds for the livestock, poultry and shrimp industries.

     Pursuant to the Agreement, the Company advanced $75,000 to Xact Resources on October 1, 2004 as temporary financing. In return, the Company has been provided the exclusive right for a 30-day period to raise $1,500,000 in order to purchase a 50% ownership interest in the joint venture. On November 3, 2004, Xact Resources agreed to extend the 30-day period for an additional 60 days. In return for the extension, the Company agreed loan an additional $75,000 to Xact Resources. Such funds are to be applied against the purchase of the 50% ownership or are to be refunded to the Company, should the Company not be able to raise the funds.

     On November 5, 2004, the Company loaned $314,000 to an unrelated third party in return for an unsecured, 7% promissory note, due December 30, 2004. The funds were loaned in connection with the Company's efforts to secure the $1.5 Million financing for the purchase of the 50% equity ownership interest in the joint venture with Xact Resources.

     The Company continues to evaluate additional merger and acquisition opportunities.


ITEM 3. CONTROLS AND PROCEDURES

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS

     (a) EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

          Exhibit 11     Computation of Net Loss Per Share

          Exhibit 31.1   Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

          Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

          Exhibit 32.2 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) CURRENT REPORTS ON FORM 8-K. The registrant filed the following current reports on Form 8-K during the quarter ended September 30, 2004:

          - Current Report on Form 8-K dated, October 1, 2004, filed with the Securities and Exchange Commission on October 5, 2004 (Item 8.01 Other Events, regarding a Letter Agreement to form a joint venture.)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NANOPIERCE TECHNOLOGIES, INC.

                              (REGISTRANT)

Date:  November 12, 2004               /s/ Paul H. Metzinger
                                       ----------------------
                                       Paul H. Metzinger,
                                       President & CEO


Date:  November 12, 2004               /s/ Kristi J. Kampmann
                                       -----------------------
                                       Kristi J. Kampmann,
                                       Chief Financial Officer