Form 10QSB
period 2004-12-31
NANOPIERCE TECHNOLOGIES INC
filed 2005-02-14
CIK 827161

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 11, 2005 there were 91,259,033 shares of the registrant's sole class of common shares outstanding.

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

     Condensed Consolidated Balance Sheet - December 31, 2004                           F-2

     Condensed Consolidated Statements of Operations  -
       Six and three months ended December 31, 2004 and 2003                            F-3

     Condensed Consolidated Statements of Comprehensive
       Loss -Six and three months ended December 31, 2004 and 2003                      F-4

     Condensed Consolidated Statement of Changes in Shareholders'
       Equity -Six months ended December 31, 2004                                       F-5

     Condensed Consolidated Statements of Cash Flows -
       Six months ended December 31, 2004 and 2003                                      F-6

     Notes to Condensed Consolidated Financial Statements                               F-8

Item 2.  Management's Discussion and Analysis                                            1

Item 3. Controls and Procedures                                                          4

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Nanopierce Technologies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of December 31, 2004, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2004 and 2003, the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2004 and 2003, and the condensed consolidated statement of changes in shareholders' equity for the six-month period ended December 31, 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/ GHP HORWATH, P.C.

Denver, Colorado
February 4, 2005

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                 December 31, 2004
                                    (Unaudited)


                                 Assets
                                 ------
Current assets:
  Cash and cash equivalents                                          $    272,031
  Accounts receivable, net                                                  3,748
  Note receivable (Note 3)                                                314,000
  Note receivable, related party (Note 3)                                  35,000
  Prepaid expenses                                                          2,474
                                                                     -------------
    Total current assets                                                  627,253
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           66,356
  Less accumulated depreciation                                           (46,885)
                                                                     -------------
                                                                           19,471
                                                                     -------------

Other assets:
  Advances receivable (Note 3)                                            150,000
  Deposits and other                                                       19,367
  Investments in affiliates (Note 4)                                      254,670
                                                                     -------------
                                                                          424,037
                                                                     -------------

       Total assets                                                  $  1,070,761
                                                                     =============


                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
  Accounts payable                                                   $    121,605
  Note payable (Note 5)                                                    15,096
                                                                     -------------

    Total liabilities  (all current)                                      136,701
                                                                     -------------

Commitments and contingencies (Notes 4 and 7)

Shareholders' equity (Note 6):
  Preferred stock; $0.0001 par value; none issued and outstanding;
   5,000,000 shares authorized
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     91,259,033 shares issued and outstanding                               9,126
  Additional paid-in capital                                           23,857,572
  Accumulated other comprehensive income                                  122,927
  Accumulated deficit                                                 (23,055,565)
                                                                     -------------
      Total shareholders' equity                                          934,060
                                                                     -------------

        Total liabilities and shareholders' equity                   $  1,070,761
                                                                     =============

See notes to condensed consolidated financial statements.

                      NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                                        (Unaudited)


                                           Three Months Ended         Six Months Ended
                                              December 31,              December 31,
                                              ------------              ------------
                                           2004         2003         2004         2003
                                       ------------  -----------  -----------  -----------
Revenues                               $         -        3,398            -       28,449
                                       ------------  -----------  -----------  -----------

Operating expenses:
  General and administrative               178,186      284,055      391,260      694,338
  Research and development                       -        6,398            -       53,053
  Selling and marketing                          -       15,529            -       39,709
                                       ------------  -----------  -----------  -----------
                                           178,186      305,982      391,260      787,100
                                       ------------  -----------  -----------  -----------

Loss from operations                      (178,186)    (302,584)    (391,260)    (758,651)
                                       ------------  -----------  -----------  -----------

Other income (expense):
  Other income                                 322            -       10,508            -
  Interest income                            4,687        4,781        6,187        8,199
  Equity losses of affiliates             ( 44,391)    ( 19,833)    ( 49,297)    ( 19,833)
  Interest expense                               -       (2,493)           -       (2,790)
                                       ------------  -----------  -----------  -----------
                                           (39,382)     (17,545)     (32,602)     (14,424)
                                       ------------  -----------  -----------  -----------

Loss from continuing operations           (217,568)    (320,129)    (423,862)    (773,075)
                                       ------------  -----------  -----------  -----------

Discontinued operations; income from
  operations of subsidiary                       -       18,097            -       16,177
                                       ------------  -----------  -----------  -----------

Net loss                               $  (217,568)    (302,032)    (423,862)    (756,898)
                                       ============  ===========  ===========  ===========

Basic and diluted loss per share:
  Loss from continuing operations      $         *            *            *       ( 0.01)
  Income from discontinued operations            -            *            -            *
                                       ------------  -----------  -----------  -----------

Net loss per share, basic and diluted  $         *            *            *       ( 0.01)
                                       ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding                    90,967,729   66,023,929   90,513,381   65,912,263
                                       ============  ===========  ===========  ===========

     * Less than ($0.01) per share.

     See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                                   (Unaudited)


                                 Three Months Ended       Six Months Ended
                                    December 31,            December 31,
                                    ------------            ------------
                                 2004         2003        2004        2003
                              -----------  ----------  ----------  ----------
Net loss                      $ (217,568)  ( 302,032)  ( 423,862)  ( 756,898)

Change in unrealized gain on
  securities                        ( 47)          -       ( 295)      ( 119)

Change in foreign currency
  translation adjustments              -     ( 3,928)          -     ( 5,738)
                              -----------  ----------  ----------  ----------

Comprehensive loss            $ (217,615)  ( 305,960)  ( 424,157)  ( 762,755)
                              ===========  ==========  ==========  ==========

     See notes to condensed consolidated financial statements.

                                   NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Condensed Consolidated Statement of Changes in Shareholders' Equity
                                         Six Months Ended December 31, 2004
                                                    (Unaudited)


                                Common stock            Additional    Accumulated other                    Total
                           -----------------------       paid-in       comprehensive    Accumulated  shareholders'
                             Shares      Amount          capital           income        deficit         equity
                           ----------  -----------  -----------------  --------------  ------------  --------------
Balances, July 1, 2004     90,059,033  $     9,006         23,744,891        123,222   (22,631,703)      1,245,416

Common stock issued upon
  exercise of warrants
  (net of offering costs
  of $7,200)                1,200,000          120            112,681              -             -         112,801

Net loss                            -            -                  -              -      (423,862)       (423,862)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities            -            -                  -           (295)            -            (295)
                           ----------  -----------  -----------------  --------------  ------------  --------------
Balances,
  December 31, 2004        91,259,033  $     9,126         23,857,572        122,927   (23,055,565)        934,060
                           ==========  ===========  =================  ==============  ============  ==============

See notes to condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                              Six Months Ended
                                                          -----------------------
                                                               December 31,
                                                          -----------------------
                                                             2004         2003
                                                          -----------  ----------
Cash flows from operating activities:
 Net loss                                                 $ (423,862)   (756,898)
                                                          -----------  ----------
 Adjustments to reconcile net loss to net cash used
  in operating activities from continuing operations:
  Income from discontinued operations                              -    ( 16,177)
  Amortization expense                                             -      82,775
  Depreciation expense                                         3,628      17,485
  Equity losses of affiliates                                 49,297      19,833
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                             2,061       2,000
   Decrease in prepaid expense                                42,254     161,422
   Decrease in deposits and other assets                           -       7,295
   Increase in accounts payable and accrued liabilities       12,496      90,986
                                                          -----------  ----------
 Total adjustments                                           109,736     365,619
                                                          -----------  ----------

    Net cash used in operating activities
      from continuing operations                            (314,126)   (391,279)
                                                          -----------  ----------

Cash flows from investing activities:
  Increase in notes receivable                              (349,000)          -
  Increase in advances receivable                           (150,000)          -
  Increase in patent and trademark applications                    -    ( 47,654)
  Purchases of property and equipment                              -      (1,575)
  Cash effect of ExypnoTech deconsolidation                        -    (115,151)
                                                          -----------  ----------
    Net cash used in investing activities
      from continuing operations                            (499,000)   (164,380)
                                                          -----------  ----------

Cash flows from financing activities:
  Exercise of warrants and common stock issued for cash      112,801     100,000
  Payment of note payable                                    (46,052)          -
  Proceeds from notes payable                                      -     165,000
                                                          -----------  ----------
    Net cash provided by financing activities
      from continuing operations                              66,749     265,000
                                                          -----------  ----------

Effect of exchange rate changes on cash
  and cash equivalents                                             -     123,023
                                                          -----------  ----------

Net cash used in discontinued operations                           -     ( 6,992)
                                                          -----------  ----------

Net decrease in cash and cash equivalents                  ( 746,377)   (174,628)

Cash and cash equivalents, beginning                       1,018,408     200,739
                                                          -----------  ----------

Cash and cash equivalents, ending                         $  272,031      26,111
                                                          ===========  ==========
                                  (Continued)

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                    Continued

                                                              Six Months Ended
                                                              ----------------
                                                                December 31,
                                                                ------------
                                                                2004      2003
                                                             ----------  -------
Supplemental disclosure of non-cash investing and financing
  activities:
   Issuance of common stock in satisfaction of payable       $        -    3,635
                                                             ==========  =======
   Investment in joint venture in exchange for equipment     $        -  132,000
                                                             ==========  =======

See notes to condensed consolidated financial statements.

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

1.   BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS) which was incorporated in November 2001, ExypnoTech, LLC (ET
LLC), a Colorado limited liability company, which was formed in June 2004, and through December 11, 2003, ExypnoTech, GmbH (EPT, formed in February 2002)(Note
4). Through June 30, 2004, the condensed consolidated financial statements also included the wholly-owned foreign subsidiary, NanoPierce Card Technologies GmbH,
(NCT). NCT is presented as discontinued operations; NCT was dissolved in June 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three and six-months ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $423,862 for the six months ended December 31, 2004, and an accumulated deficit of $23,055,565 as of December 31, 2004. The Company has not recognized any revenues from its business operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's  Plans:

To address its liquidity needs, the Company is relying on cash received from an equity placement that occurred in January 2004, of which the Company received approximately $1.8 million, net of offering costs, upon the issuance of restricted common stock. The Company is using these funds to support operations and for possible business acquisitions.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

Recent Events:

On October 1, 2004, the Company signed a Letter Agreement (the "Agreement") with Xact Resources International, Inc. ("Xact Resources"). The Agreement provides for the development of a joint venture between the Company and Xact Resources. The purpose of the joint venture would be to produce, market and sell YBG-2000, a biotech yeast beta glucan product which has been developed by Xact Resources. YBG-2000 is a natural beta glucan immune system feed supplement refined from baker's yeast. It is used to replace antibiotic fast growth additives which are currently used by producers of feeds for the livestock, poultry and shrimp industries.

Pursuant to the Agreement, the Company advanced a total of $150,000 to Xact Resources in October and November of 2004 (Note 3). In return, the Company was provided the exclusive right to raise $1,500,000 in order to purchase a 50% ownership interest in the joint venture. In January 2005, the right to purchase a 50% interest in the joint venture was extended through March 1, 2005. In return for the extension, the Company advanced an additional $75,000 to Xact Resources. The $225,000 is to be applied against the purchase of the 50% ownership or is to be refunded to the Company, should the Company not be able to raise the funds.

Business:

ET  LLC  business  activities  include  the  marketing  and sales of RFID (Radio
Frequency  Identification)  products  in  North  America.   EPT  (an  equity
investment; Note 4) business activities primarily consist of manufacturing inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Scimaxx Solutions, LLC, (an equity investment; Note 4) is primarily involved in research and development and marketing functions.

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

Loss Per Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (76,181,877 shares at December 31, 2004 and 14,695,210 shares at December 31, 2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

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

No options were granted to employees during the six months ended December 31, 2004 or 2003.

Recently  Issued  Accounting  Standards:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisons of this standard and the potential impact on the Company's financial position or results of operations.

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

NCT's revenues for the six months ended December 31, 2003 reported in discontinued operations were $0. NCT incurred income in the three and six months ended December 31, 2003 of $18,097 and $16,177, which was due to gains recognized from the sale of equipment and the extinguishment of certain accrued expenses. NCT did not incur any income taxes during this period.

3.   NOTES  AND  ADVANCES  RECEIVABLE:

In October and November 2004, the Company advanced a total of $150,000 to Xact Resources, which is to be applied to the purchase of a 50% equity interest in the proposed joint venture with Xact Resources. If the purchase of the equity interest is not completed the funds are to be returned to the Company. In January 2005, the Company advanced an additional $75,000 in return for an extension through March 1, 2005.

In December 2004, the Company loaned $35,000 to Intercell International Corporation ("Intercell") in return for an unsecured, 7% promissory note, due in December 2005. The loan was made in order to assist Intercell in its efforts to support operations. Since September 30, 2004, Mr. Metzinger the President and Chief Executive Officer of the Company, has served as the Chief Executive Officer of Intercell and the Company's Chief Financial Officer also serves as the Chief Financial Officer of Intercell.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

In November 2004, the Company loaned $314,000 to Arizcan Properties, Ltd. ("Arizcan"). In exchange for the loan, the Company received an unsecured 7% promissory note, due on December 31,2004. The Company has extended the due date to March 31, 2005. The funds were loaned to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 15,700,000 shares of the Company's common stock. The warrants were initially issued as part of the January 2004 equity placement (Note 6).

4.   INVESTMENTS  IN  AFFILIATES:

Investment in EPT:

On December 11, 2003, a German entity, formed by former employees of EPT, purchased a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 has been received through December 31, 2004. No gain or loss was incurred by the Company as a result of this transaction. As a result of the Company's reduced ownership interest and loss of control of EPT, the Company deconsolidated EPT as of December 11, 2003, and began accounting for its investment in EPT under the equity method of accounting at that time. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($177,695 at December 31, 2004) is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.

Unaudited financial information of EPT as of December 31, 2004 and for the six months ended December 31, 2004 is as follows:

                                        December 31,
                                            2004
                                        -------------
Assets:
    Current assets(1)                   $     189,719
    Equipment                                 273,952
                                        -------------

  Total assets                          $     463,671
                                        =============

Liabilities and members' equity:
    Current liabilities(2)              $     236,457
    Members' equity                           227,214
                                        -------------

Total liabilities and members' equity   $     463,671
                                        =============


            Six Months Ended
            December 31, 2004
           -------------------
Revenues   $          144,859
Exepenses        (    197,839)
           -------------------
Net loss   $      (    52,980)
           ===================

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

The Company received a 50% interest in the joint venture in exchange for a contribution of NCOS equipment with a carrying value of approximately $132,000 at September 15, 2003. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC was to invest $50,000 cash, of which $22,900 has been received as of December 31, 2004. The terms of the joint venture provide for the Company to share in 50% of joint venture net profits, if any.
The Company has a 49% voting interest in the joint venture. The Company is accounting for its investment in Scimaxx Solutions as an equity method investment. At December 31, 2004, the Company's investment in Scimaxx Solutions is $76,975.

Unaudited financial information of Scimaxx Solutions as of December 31, 2004, for the six months ended December 31, 2004 and for the period from September 15, 2003 (inception) through December 31, 2003, is as follows:

Assets:
    Current assets                     $    607
    Equipment                            79,057
                                       --------

  Total assets                         $ 79,664
                                       ========

Liabilities and members' equity:
    Current liabilities                $ 61,619
    Members' equity                      18,045
                                       --------

Total liabilities and members' equity  $ 79,664
                                       ========

                                September 15, 2003
           Six Months Ended          through
           December 30, 2004    December 31, 2003
          -------------------  --------------------

Revenues  $            5,721   $                 -
Expenses             (53,320)             ( 19,833)
          -------------------  --------------------

Net loss  $          (47,599)  $          ( 19,833)
          ===================  ====================

5.   NOTES  PAYABLE:

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

Other:

In February 2004, the Company converted vendor payables of $92,100 into an unsecured, non-interest bearing note payable due in March 2005. Through December 31, 2004, the Company has repaid $77,004 on this note, of which $46,052 was paid during the six months ended December 31, 2004.

6.   SHAREHOLDERS'  EQUITY:

COMMON STOCK:

Current Year Transactions:

During the six months ended December 31, 2004, the Company issued 1,200,000 shares of common stock upon the exercise of warrants. The Company received net cash proceeds of $112,801 (net of $7,200 of offering costs).

Prior  Year  Transactions:

During the six months ended December 31, 2003, the Company sold 769,231 shares of restricted common stock for cash of $100,000. The Company also issued 200,000 shares of restricted common stock in satisfaction of a $3,635 payable.

WARRANTS:

In January 2004, the Company sold 20,000,000 units in a private placement. Each unit consisted of, among other things, a warrant to purchase two shares of the Company's common stock at an exercise price of $0.25 per share. The warrants expire in January 2009. In November 2004, the Company re-issued the warrants exercisable for 39,500,000 shares with a reduced exercise price of $0.15 per share. All other terms of the warrants remain unchanged.

During the six months ended December 31, 2003, warrants to purchase 592,500 shares of common stock at an exercise price ranging from $0.58 to $2.81 per share expired.

7.   COMMITMENTS  AND  CONTINGENCIES

LITIGATION:

Depository  Trust  Suit:

In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation ("DTCC"), the Depository Trust Company ("DTC"), and the National Securities Clearing Corporation ("NSCC") in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions.

By permitting shares of the Company to be borrowed through the program, DTCC, NSCC and DTC allegedly jointly conspired to drive down the price of the Company's stock. The complaint also alleges that the operation of the Stock Borrow Program allowed the manipulation of the Company's stock by various sellers who failed to deliver shares to the Company.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

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

8.   FOREIGN  AND  DOMESTIC  OPERATIONS:

The Company's revenues from continuing operations during the six-month period ended December 31, 2003 were generated solely in Germany. There were no revenues from continuing operations during six month period ended December 31, 2004. There was no significant amount of transfers between geographic areas. Long-lived assets at December 31, 2004 with a net carrying value of $19,471 were located solely in the United States.

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

The independent registered public accounting firm's report on the Company's financial statements as of June 30, 2004, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the quarterly Financial Statements.

RESULTS  OF  OPERATIONS

     On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. NCT is presented as discontinued operations in the accompanying condensed consolidated financial statements. The insolvency filing was made for purposes of complying with specific German legal requirements. In June 2004, NCT completed a plan of self-liquidation, and the German court legally dissolved NCT. As a result, NCT had no income during the three and six months ended December 31, 2004 compared to income of $ 18,097 and $16,177 during the three and six months ended December 31, 2003, respectively.

     The Company recognized $0 in revenues from continuing operations during the six months ended December 31, 2004 compared to $28,449 for the six months ended December 31, 2003 ($0 and $3,398 for the three months ended December 31, 2004 and 2003, respectively). The $28,449 in revenues during the six months ended December 31, 2003 was generated from the sale of inlay components to customers by EPT.

     The Company recognized $10,508 of other income, as a payment of a license fee during the six months ended December 31, 2004. The Company recognized $6,187 in interest income during the six months ended December 31, 2004 compared to $8,199 during the six months ended December 31, 2003 ($4,687 and $4,781 for the three months ended December 31, 2004 and 2003, respectively). The decrease of $2,012, during the six months ended December 31, 2004, is due to the reduction in cash equivalents used to support operations.

     Total operating expenses from continuing operations during the six months ended December 31, 2004 were $391,260 compared to $778,484 for the six months ended December 31, 2003 ($178,186 and $302,584 for the three months ended December 31, 2004 and 2003, respectively). The decrease of $387,224, during the six months ended December 31, 2004, is primarily attributable to a decrease in general and administrative expenses, as described below.

                              Six Months Ended
                                December 31,
                            --------------------
Operating Expenses            2004       2003      Decrease
--------------------------  ---------  ---------  ----------
General and administrative  $ 391,260  $ 694,338  $(303,078)
Research and development    $       0  $  53,053  $( 53,053)
Sales and marketing         $       0  $  39,709  $( 39,709)

     The decrease of $303,078 in general and administrative expenses is primarily attributable to a $133,587 decrease in consulting fees, a $78,114 decrease in amortization expense and a $18,746 decrease in auditing fees. Such decreases include the decrease in research and development expenses and sales and marketing expenses which were a result of the Company's abandonment of its PI technology in the fourth quarter ended June 30, 2004.

     During the six months ended December 31, 2004, the Company recognized a net loss of $423,862 compared to a net loss of $756,898 during the six months ended December 31, 2003 ($217,568 and $302,032 for the three months ended December 31, 2004 and 2003, respectively). The decrease of $333,036, during the six months ended December 31, 2004, is primarily attributable to the decrease of $395,840 in operating expenses, as explained above, combined with a decrease of $28,449 in revenues.

LIQUIDITY  AND  FINANCIAL  CONDITION

     During the six months ended December 31, 2004, the Company used $314,126 in operating activities from continuing operations, $46,052 was used to pay a note payable, $112,801 was received from the exercise of warrants, $349,000 was used in investing activities and $150,000 was advanced to Xact Resources International, as explained below. The Company had $272,031 of cash and cash equivalents at December 31, 2004, which is being used to support operations. During the six months ended December 31, 2003, the Company used $391,279 in operating activities from continuing operations and $164,380 was used in investing activities from continuing operations. During the six months ended December 31, 2003, the Company was provided $265,000 by financing activities from continuing operations.

     As of December 31, 2004, if all existing outstanding warrants issued in a January 2004 private placement were exercised, the Company will be required to issue an additional 60,150,000 shares of common stock, and the Company, on a fully diluted basis (including the reservation of 11,919,120 shares as required by the court in the Financing Agreement Litigation), would have 179,360,030 shares of common stock issued and outstanding.

     As of December 31, 2004, if the warrants issued to investors in the private placement described above are all exercised, the Company would receive approximately an additional $7,755,000. However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided that it may use the additional funds received from the exercise of these warrants to acquire a revenue generating company or to acquire technology complementary to the current technology of the Company, to be marketed through the Company's joint venture arrangement with Scimaxx Solutions, its ownership interest in ExypnoTech and any other licensing agreements or joint venture agreements that the Company may enter in the future.

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

     Pursuant to the Agreement, the Company advanced $75,000 to Xact Resources on October 1, 2004 as temporary financing. In return, the Company has been provided the exclusive right for a 30-day period to raise $1,500,000 in order to purchase a 50% ownership interest in the joint venture. On November 3, 2004, Xact Resources agreed to extend the 30-day period for an additional 60 days. In return for the extension, the Company agreed to advance an additional $75,000 to Xact Resources. In January 2005, the Company advanced an additional $75,000 to Xact Resources in return for an extension to March 1, 2005. The $225,000 is to be applied against the purchase of the 50% ownership or are to be refunded to the Company, should the Company not be able to raise the funds.

     In November 2004, the Company loaned $314,000 to Arizcan Properties, Ltd. ("Arizcan"). In exchange for the loan, the Company received an unsecured, 7% promissory note, due on December 31,2004. The Company has extended the due date to March 31, 2005. The purpose of this loan was to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 15,700,000 shares of the Company's common stock. The warrants were initially issued as part of the January 2004 equity placement.

     On December 14, 2004, the Company loaned $35,000 to Intercell International Corporation in return for an unsecured, 7% promissory note, due December 14, 2005.

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

          Exhibit 31.1   Certification  of  Chief  Executive Officer pursuant to
                         Section  302  of  the  Sarbanes-Oxley  Act

          Exhibit 31.2   Certification  of  Chief  Financial Officer pursuant to
                         Section  302  of  the  Sarbanes-Oxley  Act

          Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

          Exhibit 32.2 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) CURRENT REPORTS ON FORM 8-K. The registrant filed the following current reports on Form 8-K during the quarter ended December 31, 2004:

          - Current Report on Form 8-K dated, October 1, 2004, filed with the Securities and Exchange Commission on October 5, 2004 (Item 8.01 Other Events, regarding a Letter Agreement to form a joint venture).

          - Current Report on Form 8-K dated, November 19, 2004, filed with the Securities and Exchange Commission on November 19, 2004 (Item
               3.03 Material Modifications to Rights of Securities Holders, regarding warrant exercise price reduction).

          - Current Report on Form 8-K/A dated, November 19, 2004, filed with the Securities and Exchange Commission on December 1, 2004 (Item
               3.03 Material Modifications to Rights of Securities Holders, regarding warrant exercise price reduction).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NANOPIERCE TECHNOLOGIES, INC.
                                      (REGISTRANT)

Date:  February 11, 2005                   /s/ Paul H. Metzinger
                                           -------------------------------------
                                           Paul H. Metzinger,
                                           President & CEO


Date:  February 11, 2005                   /s/ Kristi J. Kampmann
                                           -------------------------------------
                                           Kristi J. Kampmann,
                                           Chief Financial Officer