Form 10QSB
period 2005-03-31
NANOPIERCE TECHNOLOGIES INC
filed 2005-05-16
CIK 827161

================================================================================

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

                                       OR

[_] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                   Nevada                          84-0992908
       --------------------------------    ---------------------------
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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.      Yes  X    No
                   ---      ---

As of May 13, 2005 there were 91,259,033 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format          Yes      No  X
                                                               ---     ---

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                               Page
                                                                                          ----

           Report of Independent Registered Public Accounting Firm                        F-1

           Condensed Consolidated Balance Sheet - March 31, 2005                          F-2

           Condensed Consolidated Statements of Operations  -
           Nine and three months ended March 31, 2005 and 2004                            F-3

           Condensed Consolidated Statements of Comprehensive
           Loss - Nine and three months ended March 31, 2005 and 2004                     F-4

           Condensed Consolidated Statement of Changes in Shareholders'
           Equity - Nine months ended March 31, 2005                                      F-5

           Condensed Consolidated Statements of Cash Flows -
           Nine months ended March 31, 2005 and 2004                                      F-6

           Notes to Condensed Consolidated Financial Statements                           F-8

Item 2.    Management's Discussion and Analysis                                           1

Item 3.    Controls and Procedures                                                        4

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                              4

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K                                               5

           SIGNATURES                                                                     6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Nanopierce Technologies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of March 31, 2005, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended March 31, 2005 and 2004, the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2005 and 2004, and the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended March 31, 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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


/s/ GHP HORWATH, P.C.

Denver, Colorado
May  12,  2005

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                  March 31, 2005
                                    (Unaudited)


                      Assets
                      ------

Current assets:
  Cash and cash equivalents                                          $     42,615
  Accounts receivable, net                                                  9,168
  Notes receivable, net (Note 3)                                          314,000
  Prepaid expenses                                                          3,759
                                                                     -------------
    Total current assets                                                  369,542
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           66,356
  Less accumulated depreciation                                           (48,698)
                                                                     -------------
                                                                           17,658
                                                                     -------------

Other assets:
  Advances receivable (Note 3)                                            225,000
  Deposits and other                                                       19,296
  Investments in affiliates (Note 4)                                      189,751
                                                                     -------------
                                                                          434,047
                                                                     -------------

       Total assets                                                  $    821,247
                                                                     =============


       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
  Accounts payable                                                   $    159,463
                                                                     -------------

    Total liabilities  (all current)                                      159,463
                                                                     -------------

Commitments and contingencies (Notes 4 and 7)

Shareholders' equity (Note 6):
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
  none issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized
     91,259,033 shares issued and outstanding                               9,126
  Additional paid-in capital                                           23,857,572
  Accumulated other comprehensive income                                  122,855
  Accumulated deficit                                                 (23,327,769)
                                                                     -------------
      Total shareholders' equity                                          661,784
                                                                     -------------

        Total liabilities and shareholders' equity                   $    821,247
                                                                     =============

See notes to condensed consolidated financial statements.

                     NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations
                                       (Unaudited)


                                            Three Months Ended         Nine Months Ended
                                                 March 31,                  March 31,
                                        -------------------------  ------------------------
                                            2005         2004         2005         2004
                                        ------------  -----------  -----------  -----------
Revenues                                $         -            -            -       28,449
                                        ------------  -----------  -----------  -----------

Operating expenses:
  General and administrative                213,036      295,212      604,296      998,416
  Research and development                        -            -            -       46,863
  Selling and marketing                           -            -            -       37,033
                                        ------------  -----------  -----------  -----------
                                            213,036      295,212      604,296    1,082,312
                                        ------------  -----------  -----------  -----------

Loss from operations                     (  213,036)  (  295,212)    (604,296)  (1,053,863)
                                        ------------  -----------  -----------  -----------

Other income (expense):
  Other income                                   30            -       10,538            -
  Interest income                             5,720        3,188       11,907       11,387
  Extinguishment of liabilities                   -       52,500            -       52,500
  Equity losses of affiliates            (   64,918)  (   48,539)  (  114,215)  (   68,372)
  Interest expense, related party                 -   (      909)           -   (    3,699)
                                        ------------  -----------  -----------  -----------
                                            (59,168)       6,240      (91,770)  (    8,184)
                                        ------------  -----------  -----------  -----------

Loss from continuing operations            (272,204)  (  288,972)   ( 696,066)  (1,062,047)
                                        ------------  -----------  -----------  -----------

Discontinued operations; (loss) income
from operations of subsidiary                     -   (    2,916)           -       13,261
                                        ------------  -----------  -----------  -----------

Net loss                                $  (272,204)  (  291,888)    (696,066)  (1,048,786)
                                        ============  ===========  ===========  ===========

Basic and diluted loss per share:
  Loss from continuing operations       $         *            *   (     0.01)  (     0.01)
  (Loss) income from discontinued
  operations                                      -            *            -            *
                                        ------------  -----------  -----------  -----------

Net loss per share, basic and diluted   $         *            *   (     0.01)  (     0.01)
                                        ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding                     91,259,033   81,663,563   90,753,924   71,139,776
                                        ============  ===========  ===========  ===========

     * Less than ($0.01) per share.

     See notes to condensed consolidated financial statements.

                   NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Comprehensive Loss
                                     (Unaudited)


                                  Three Months Ended           Nine Months Ended
                                       March 31,                   March 31,
                              --------------------------  --------------------------
                                  2005          2004          2005          2004
                              ------------  ------------  ------------  ------------
Net loss                      $(  272,204)  (   291,888)  (   696,066)  ( 1,048,786)

Change in unrealized gain on
  securities                   (       72)  (       177)  (       367)  (       296)

Change in foreign currency
  translation adjustments               -        10,930             -         5,192
                              ------------  ------------  ------------  ------------

Comprehensive loss            $  (272,276)     (281,135)     (696,433)   (1,043,890)
                              ============  ============  ============  ============

     See notes to condensed consolidated financial statements.

                                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Changes in Shareholders' Equity
                                        Nine Months Ended March 31, 2005
                                                  (Unaudited)


                                Common stock       Additional  Accumulated other                     Total
                           ----------------------   paid-in      comprehensive     Accumulated   shareholders'
                             Shares      Amount     capital          Income          deficit         equity
                           ----------  ----------  ----------  ------------------  ------------  --------------
Balances, July 1, 2004     90,059,033  $    9,006  23,744,891            123,222   (22,631,703)      1,245,416

Common stock issued upon
  exercise of warrants
  (net of offering costs
  of $7,200)                1,200,000         120     112,681                  -             -         112,801

Net loss                            -           -           -                  -      (696,066)       (696,066)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities            -           -           -               (367)            -            (367)
                           ----------  ----------  ----------  ------------------  ------------  --------------
Balances,
  March 31, 2005           91,259,033  $    9,126  23,857,572            122,855   (23,327,769)        661,784
                           ==========  ==========  ==========  ==================  ============  ==============

See notes to condensed consolidated financial statements.

                   NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                               Nine Months Ended
                                                                   March 31,
                                                         ---------------------------
                                                             2005           2004
                                                         -------------  ------------
Cash flows from operating activities:
 Net loss                                                $ (  696,066)  ( 1,048,786)
                                                         -------------  ------------
 Adjustments to reconcile net loss to net cash used
  in operating activities from continuing operations:
  Income from discontinued operations                               -    (   13,261)
  Amortization expense                                              -       117,926
  Depreciation expense                                          5,441        16,900
  Equity losses of affiliates                                 114,215        68,372
  Provision for losses on note receivable                      35,000
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                  (3,359)        2,000
   Decrease in prepaid expense                                 40,968       166,207
   Decrease in deposits and other assets                            -         7,860
   Increase (decrease) in accounts payable and
     accrued liabilities                                       50,607    (  245,825)
                                                         -------------  ------------
 Total adjustments                                            242,872       120,179
                                                         -------------  ------------

    Net cash used in operating activities
      from continuing operations                           (  453,194)   (  928,607)
                                                         -------------  ------------

Cash flows from investing activities:
  Increase in notes receivable                             (  349,000)            -
  Increase in advances receivable                          (  225,000)            -
  Increase in patent and trademark applications                     -    (   63,178)
  Purchases of property and equipment                               -    (    1,575)
  Cash effect of ExypnoTech deconsolidation                         -    (  115,151)
                                                         -------------  ------------
    Net cash used in investing activities
      from continuing operations                           (  574,000)   (  179,904)
                                                         -------------  ------------

Cash flows from financing activities:
  Exercise of warrants and common stock issued for cash       112,801     1,828,000
  Payment of note payable                                  (   61,400)   (  175,000)
  Proceeds from notes payable                                       -       165,000
                                                         -------------  ------------
    Net cash provided by financing activities
      from continuing operations                               51,401     1,818,000
                                                         -------------  ------------

Effect of exchange rate changes on cash
  and cash equivalents                                              -       119,588
                                                         -------------  ------------

Net cash used in discontinued operations                            -     (   7,095)
                                                         -------------  ------------

Net (decrease) increase in cash and cash equivalents      (   975,793)      821,982

Cash and cash equivalents, beginning                        1,018,408       200,739
                                                         -------------  ------------

Cash and cash equivalents, ending                        $     42,615     1,022,721
                                                         =============  ============

                                  (Continued)

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)
                                     Continued


                                                                Nine Months Ended
                                                             ---------------------
                                                                    March 31,
                                                             ---------------------
                                                                2005       2004
                                                             ----------  ---------
Supplemental disclosure of non-cash investing and financing
  activities:
   Issuance of common stock in satisfaction of payable       $        -      3,635
                                                             ==========  =========
   Investment in joint venture in exchange for equipment     $        -    132,000
                                                             ==========  =========

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

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

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. It is the Company's opinion that when the interim financial statements are read in conjunction with the June 30, 2004 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three and nine-months ended March 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $696,066 for the nine months ended March 31, 2005, and an accumulated deficit of $23,327,769 as of March 31, 2005. The Company has not recognized any revenues from its business operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's  Plans:

To address its liquidity needs, the Company is relying on cash received from an equity placement agreement that occurred in January 2004, of which the Company received approximately $1.8 million, net of offering costs, upon the issuance of restricted common stock and warrants. As part of the placement, cash exercise warrants were issued. The Company plans to use funds from such exercises, if any, to support ongoing operations. The Company is using these funds to support operations and for a possible business acquisition, discussed below and in Note 3.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

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

Pursuant to the Agreement, the Company has advanced a total of $225,000 to Xact Resources through March 31, 2005 (Note 3). In return, the Company was provided the exclusive right to raise $1,500,000 in order to purchase a 50% ownership interest in the joint venture. In January 2005, the right to purchase a 50% interest in the joint venture was extended through March 1, 2005. In May 2005, the letter agreement was again extended to June 30, 2005, in return for an additional advance of $30,000. The $255,000 is to be applied against the purchase of the 50% ownership interest or is to be refunded to the Company, should the Company not be able to raise the funds.

Business:

ET LLC business activities include the marketing of RFID (Radio Frequency Identification) products in North America. EPT (an equity investment; Note 4) business activities primarily consist of manufacturing inlay components used in, among other things Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Scimaxx Solutions, LLC, (an equity investment; Note 4) is primarily involved in research and development and marketing functions.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

Loss Per Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (76,181,877 shares at March 31, 2005 and 81,231,877 shares at March 31, 2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

No options were granted to employees during the nine months ended March 31, 2005 or 2004.

Recently  Issued  Accounting  Standards:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of this standard. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a signficant impact on the Company's financial position and results of operations in future periods.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

NCT's revenues for the nine months ended March 31, 2004 reported in discontinued operations were $0. NCT incurred (losses) and income in the three and nine months ended March 31, 2004 of ($2,916) and $13,261, respectively, which was due to gains recognized from the sale of equipment and the extinguishment of certain accrued expenses. NCT did not incur any income taxes during this period.

3.   NOTES  AND  ADVANCES  RECEIVABLE:

Through March 31, 2005, the Company advanced a total of $225,000 to Xact Resources, which is to be applied to the purchase of a 50% equity interest in the proposed joint venture with Xact Resources. If the purchase of the equity interest is not completed, the funds are to be returned to the Company.

In December 2004, the Company loaned $35,000 to Intercell International Corporation ("Intercell") in return for an unsecured, 7% promissory note, due in December 2005. The loan was made in order to assist Intercell in its efforts to support operations. Since September 30, 2004, Mr. Metzinger the President and Chief Executive Officer of the Company, has served as the Chief Executive Officer of Intercell and the Company's Chief Financial Officer also serves as the Chief Financial Officer of Intercell. On March 16, 2005, Intercell filed for protection under Chapter 11 of the U.S. Bankruptcy Laws. The Company does not believe that it will be able to fully collect this receivable and at March 31, 2005, has recorded an allowance of $35,000 in connection with the note receivable.

In November 2004, the Company loaned $314,000 to Arizcan Properties, Ltd. ("Arizcan"). In exchange for the loan, the Company received an unsecured, 7% promissory note, due on July 31, 2005. The sole director of Arizcan is related to a board member of an officer of Intercell. The funds were loaned to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 15,700,000 shares of the Company's common stock. The warrants were initially issued as part of the January 2004 equity placement (Note 6).

4.   INVESTMENTS IN AFFILIATES:

Investment in EPT:

On December 11, 2003, a German entity, formed by former employees of EPT, purchased a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 has been received through March 31, 2005. No gain or loss was incurred by the Company as a result of this transaction. As a result of the Company's reduced ownership interest and loss of control of EPT, the Company deconsolidated EPT as of December 11, 2003, and began accounting for its investment in EPT under the equity method of accounting at that time. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($189,751 at March 31, 2005) is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

Unaudited financial information of EPT as of March 31, 2005, and for the periods ended March 31, 2005 and 2004 are as follows:

                                            March 31,
                                               2005
                                            ----------
               Assets:
        Current assets                      $  294,702
        Equipment                              230,901
                                            ----------

       Total assets                         $  525,603
                                            ==========

     Liabilities and members' equity:
        Current liabilities                 $  287,907
        Members' equity                        237,696
                                            ----------

     Total liabilities and members' equity  $  525,603
                                            ==========

                         Nine Months Ended    Nine Months Ended    Three Months Ended   Three Months Ended
                           March 31, 2005       March 31, 2004        March 31, 2005       March 31, 2004
                        -------------------  -------------------  -------------------  -------------------
     Revenues           $          316,575   $           34,885   $          171,716   $           34,885
     Expenses                 (    344,951)        (    246,556)            (147,112)  $         (246,556)
                        -------------------  -------------------  -------------------  -------------------
     Net income (loss)  $     (     28,376)  $     (    211,671)  $           24,604   $         (211,671)
                        ===================  ===================  ===================  ===================

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

The Company received a 50% interest in the joint venture in exchange for a contribution of NCOS equipment with a carrying value of approximately $132,000 at September 15, 2003. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC was to invest $50,000 cash, of which $25,800 was received as of March 31, 2005. The terms of the joint venture provide for the Company to share in 50% of joint venture net profits, if any. The Company has a 49% voting interest in the joint venture. Through March 31, 2005, the Company has accounted for its investment in Scimaxx Solutions as an equity method investment.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

Unaudited financial information of Scimaxx Solutions as of March 31, 2005, and for the periods ended March 31, 2005 and 2004, is as follows:

     Assets:
        Current assets                       $       76
        Equipment                                70,455
                                             -----------

       Total assets                          $   70,531
                                             ===========

    Liabilities and members' deficit:
        Current liabilities                  $   73,295
        Members' deficit                      (   2,764)
                                             -----------

     Total liabilities and members' deficit  $   70,531
                                             ===========

                                     September 15, 2003
                Nine Months Ended          through         Three Months Ended    Three Months Ended
                  March 31, 2005        March 31, 2004        March 31, 2005       March 31, 2004
               -------------------  --------------------  --------------------  --------------------

     Revenues  $            5,773   $             7,579   $                 -   $             7,579
     Expenses            ( 80,781)             ( 62,477)             ( 27,461)             ( 42,644)
               -------------------  --------------------  --------------------  --------------------

     Net loss  $         ( 75,008)  $          ( 54,898)  $          ( 27,461)  $          ( 35,065)
               ===================  ====================  ====================  ====================

In conjunction with the Company's quarterly assessment of its investment in affiliates, the Company made the decision to impair the value of its investment in the Scimaxx Solutions to $0. In performing the assessment, management considered the operational history and status of the joint venture combined with cash flow projections and other operating information. As a result of this decision, the Company recorded an impairment charge of $63,544 in the three months ended March 31, 2005, which is included in equity losses of affiliates.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

Other:

In February 2004, the Company converted vendor payables of $92,100 into an unsecured, non-interest bearing note payable due in March 2005. This vendor along with one other vendor, agreed to forgive $52,500 of the liabilities owed, and as a result, the Company recognized a gain on the extinguishment in 2004.

6.   SHAREHOLDERS' EQUITY:

COMMON STOCK:

Current Year Transactions:

During the nine months ended March 31, 2005, the Company issued 1,200,000 shares of common stock upon the exercise of warrants. The Company received cash proceeds of $112,801 (net of $7,200 of offering costs).

Prior  Year  Transactions:

During the nine months ended March 31, 2004, the Company sold 20,000,000 units at a price of $0.10 per unit to a limited number of accredited investors in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company received an aggregate amount of $2,000,000 cash from the offering (net of $272,000 of offering costs). Each unit consisted of (i) one share of the Company's common stock, (ii) a warrant to purchase one share of common stock at an exercise price of $0.10 per share ("$0.10 warrants"), and (iii) a warrant to purchase two shares of the Company's common stock at an exercise price of $0.25 per share (the "$0.25 warrants"). All warrants have an expiration date of January 20, 2009, unless exercised earlier. As a result of the sale, the Company issued 20,000,000 shares of its common stock, 20,000,000 $0.10 warrants and 40,000,000 $0.25 warrants. In November 2004, the Company re-issued 39,500,000 of the warrants with a reduced exercise price of $0.15 per share. All other terms of the reissued warrants remain unchanged.

During the nine months ended March 31, 2004, the Company sold 769,231 shares of restricted common stock for cash of $100,000. The Company also issued 200,000 shares of restricted common stock in satisfaction of a $3,635 payable.

During the nine months ended March 31, 2004, warrants to purchase 403,333 shares of the Company's common stock were exercised (cashless exercise election) in exchange for 185,064 shares of common stock.

During the nine months ended March 31, 2004, warrants to purchase 732,500 shares of common stock at an exercise price ranging from $0.30 to $2.81 per share expired.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

7.   COMMITMENTS AND CONTINGENCIES

LITIGATION:

Depository  Trust  Suit:

In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation ("DTCC"), the Depository Trust Company ("DTC"), and the National Securities Clearing Corporation ("NSCC") in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. The Company was seeking damages in the amount of $25,000,000 and treble damages. Responsive pleadings have been filed by the defendants. On April 27, 2005, the court granted a motion to dismiss the lawsuit.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

The Company intends to vigorously prosecute this litigation and does not believe the outcome of this litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

8.   FOREIGN AND DOMESTIC OPERATIONS:

The Company's revenues from continuing operations during the nine-month period ended March 31, 2004 were generated solely in Germany. There were no revenues from continuing operations during nine-month period ended March 31, 2005. There was no significant amount of transfers between geographic areas. Long-lived assets at March 31, 2005 with a net carrying value of $17,658 were located solely in the United States.

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

RESULTS  OF  OPERATIONS

     On April 1, 2003, NCT filed insolvency with the Courts of Munich, Germany. NCT is presented as discontinued operations in the accompanying condensed consolidated financial statements. The insolvency filing was made for purposes of complying with specific German legal requirements. In June 2004, NCT completed a plan of self-liquidation, and the German court legally dissolved NCT. As a result, NCT had no income during the three and nine months ended March 31, 2005 compared to losses of $2,916 and income of $13,261 during the three and nine months ended March 31, 2004, respectively.

     The Company had no revenues from continuing operations during the nine months ended March 31, 2005 compared to $28,449 for the nine months ended March 31, 2004 (no revenues for the three months ended March 31, 2005 and 2004, respectively). The $28,449 in revenues during the nine months ended March 31, 2004 was generated from the sale of inlay components to customers by EPT.

     The Company recognized $10,538 of other income, of which $10,508 resulted from a payment of a license fee during the nine months ended March 31, 2005. The Company recognized $11,907 in interest income during the nine months ended March 31, 2005 compared to $11,387 during the nine months ended March 31, 2004 ($5,720 and $3,188 for the three months ended March 31, 2005 and 2004, respectively).

     Total operating expenses from continuing operations during the nine months ended March 31, 2005 were $604,296 compared to $1,053,863 for the nine months ended March 31, 2004 ($213,036 and $295,212 for the three months ended March 31, 2005 and 2004, respectively). The decrease of $449,567, during the nine months ended March 31, 2005, is primarily attributable to a decrease in general and administrative expenses, as described below.

                              Nine Months Ended
                                  March 31,
                            ---------------------
Operating Expenses            2005        2004      Decrease
--------------------------  ---------  ----------  ----------

General and administrative  $ 604,296  $  998,416  $(394,120)
Research and development    $       0  $   46,863  $( 46,863)
Sales and marketing         $       0  $   37,033  $( 37,033)

     The decrease of $394,120 in general and administrative expenses is primarily attributable to a $137,891 decrease in consulting fees, a $117,926 decrease in amortization expense and a $47,528 decrease in legal fees. Such decreases include the decrease in research and development expenses and sales and marketing expenses which were a result of the Company's abandonment of its PI technology in the fourth quarter ended June 30, 2004.

     In conjunction with the Company's quarterly assessment of its investment in affiliates, the Company made the decision to impair the value of its investment in Scimaxx Solutions to $0. In performing the assessment, management considered the operational history and status of the joint venture combined with cash flow projections and other operating information. As a result of the decision, the Company recorded an impairment charge of $63,544 in the three months ended March 31, 2005.

     During the nine months ended March 31, 2005, the Company recognized a net loss of $696,066 compared to a net loss of $1,048,786 during the nine months ended March 31, 2004 ($272,204 and $291,888 for the three months ended March 31, 2005 and 2004, respectively). The decrease of $352,720, during the nine months ended March 31, 2005, is primarily attributable to the decrease of $394,120 in operating expenses, as explained above, combined with a decrease of $28,449 in revenues.

LIQUIDITY  AND  FINANCIAL  CONDITION

     During the nine months ended March 31, 2005, the Company used $453,194 in operating activities from continuing operations. Net cash provided by financing activities from continuing operations was $51,401; $61,400 was used to pay a note payable, $112,801 was received from the exercise of warrants. Net cash used in investing activities from continuing operations was $574,000; $349,000 was issued in the form of notes receivable and $225,000 was advanced to Xact Resources International, as explained below. The Company had $42,615 of cash and cash equivalents at March 31, 2005, which is being used to support operations. During the nine months ended March 31, 2004, the Company used $928,607 in operating activities from continuing operations and $179,904 was used in investing activities from continuing operations. During the nine months ended March 31, 2004, the Company was provided $1,818,000 by financing activities from continuing operations.

     As of March 31, 2005, if all existing outstanding warrants issued in a January 2004 private placement were exercised, the Company will be required to issue an additional 60,150,000 shares of common stock, and the Company, on a fully diluted basis (including the reservation of 11,919,120 shares as required by the court in the Financing Agreement Litigation), would have 179,360,030 shares of common stock issued and outstanding.

     As of March 31, 2005, if the warrants issued to investors in the private placement described above are all exercised, the Company would receive approximately an additional $7,755,000. However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided that it may use the additional funds received from the exercise of these warrants to acquire a revenue generating company or to acquire technology complementary to the current technology of the Company, its ownership interest in ExypnoTech and any other licensing agreements or joint venture agreements that the Company may enter in the future.

     As a result of the Company's lack of revenues and liquidity and going concern issues, the Company has revised its business plan to focus on licensing its technology to, or entering into joint ventures with companies that may utilize the technology rather than the development by the Company of its own products utilizing its technology.

     The Company expects to continue to pursue the development and marketing of its technology through the joint venture arrangement with Scimaxx Solutions and its ownership interest in EPT and to continue to develop relationships with companies which it enters into licensing agreements or joint venture agreements with. At this time, the Company does not have any other operations.

     On October 1, 2004, the Company signed a Letter Agreement (the "Agreement") with Xact Resources International, Inc. ("Xact Resources"). The Agreement is to provide for the development of a joint venture between the Company and Xact Resources. The purpose of the joint venture would be to produce, market and sell YBG-2000, a biotech yeast beta glucan product which has been developed by Xact Resources. YBG-2000 is a natural beta glucan immune system feed supplement refined from bakers yeast. It is used to replace antibiotic fast growth additives which are currently used by producers of feeds for the livestock, poultry and shrimp industries.

     Pursuant to the Agreement, the Company advanced $75,000 to Xact Resources on October 1, 2004 as temporary financing. In return, the Company has been provided the exclusive right for a 30-day period to raise $1,500,000 in order to purchase a 50% ownership interest in the joint venture. On November 3, 2004, Xact Resources agreed to extend the 30-day period for an additional 60 days. In return for the extension, the Company agreed to advance an additional $75,000 to Xact Resources. In January 2005, the Company advanced an additional $75,000 to Xact Resources in return for an extension to March 1, 2005. In May 2005, the letter agreement was again extended to June 30, 2005, in return for an additional advance of $30,000. The $255,000 is to be applied against the purchase of the 50% ownership or is to be refunded to the Company, should the Company not be able to raise the funds.

     In November 2004, the Company loaned $314,000 to Arizcan Properties, Ltd. ("Arizcan"). In exchange for the loan, the Company received an unsecured, 7% promissory note, originally due on December 31, 2004. The Company has extended the due date to July 31, 2005. The sole director of Arizcan is related to a board member and officer of Intercell. The purpose of this loan was to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 15,700,000 shares of the Company's common stock. The warrants were initially issued as part of the January 2004 equity placement.

     On December 14, 2004, the Company loaned $35,000 to Intercell International Corporation in return for an unsecured, 7% promissory note, due December 14, 2005. On March 16, 2005, Intercell International filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company does not expect to receive payment on the note receivable and accordingly has recorded an allowance of $35,000 in connection with the note receivable.

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


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation ("DTCC"), the Depository Trust Company ("DTC"), and the National Securities Clearing Corporation ("NSCC") in the Second Judicial
District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. The Company was seeking damages in the amount of $25,000,000 and treble damages. Responsive pleadings have been filed by the defendants. On April 27, 2005, the court granted a motion to dismiss the lawsuit.

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

          Exhibit 11    Computation of Net Loss Per Share

          Exhibit 31.1  Certification  of  Chief  Executive  Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act

          Exhibit 31.2  Certification  of  Chief  Financial  Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act

          Exhibit 32.1  Certification of Principal Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act

          Exhibit 32.2  Certification of Principal Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act

     (b) CURRENT REPORTS ON FORM 8-K. The registrant did not file any current reports on Form 8-K during the quarter ended March 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NANOPIERCE  TECHNOLOGIES,  INC.
                                   (REGISTRANT)


Date:  May 16, 2005                      /s/Paul  H.  Metzinger
                                         ---------------------------------------
                                         Paul  H.  Metzinger,
                                         President  &  CEO


Date:  May 6, 2005                       /s/Kristi J. Kampmann
                                         ---------------------------------------
                                         Kristi  J.  Kampmann,
                                         Chief  Financial  Officer