Form 10KSB
period 2005-06-30
NANOPIERCE TECHNOLOGIES INC
filed 2005-10-05
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
 (Mark  one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2005
                    ----------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  file  number:  33-19598-D

                          NANOPIERCE TECHNOLOGIES, INC.
                  --------------------------------------------
                    Exact name of registrant as specified in
                                   its charter

                Nevada                                   84-0992908
     --------------------------------          -----------------------------
     (State of other jurisdiction of                  (I.R.S. employer
      incorporation or organization)                identification number)

                       370 Seventeenth Street, Suite 3640
                             Denver, Colorado 80202
            --------------------------------------------------------
              (Address and zip code of principal executive office)

            --------------------------------------------------------
                 (Former address of principal executive office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  None

                       (Title of Class)       Name of Each
                                           Exchange On Which
                                               Registered
                    -------------------------------------------
                         Common Stock,          NASDAQ:BB
                       0.0001 Par Value    Frankfurt Exchange
                                            Hamburg Exchange


     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
    -----           -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III or this Form 10-KSB or any amendment hereto. [X]

     As of the close of trading on October 3, 2005, there were 133,059,033 shares outstanding, 130,996,765 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on October 3, 2005, was approximately $10,938,230.

     The  registrant's  revenue  for the fiscal year ended June 30, 2005 was $0.

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

     The Company does not plan, at this time, to continue efforts to manufacture or develop products that utilize the Company's PI Technology. To date, the Company has not successfully manufactured, marketed, sold products or licensed companies to manufacture, develop and market products using the Company's PI Technology.

TECHNOLOGY  PLATFORM  CHANGE

     Beginning in October 2004, the Company instituted steps to change its technology platform from a semiconductor based technology platform to a biotechnology based platform. The formal change occurred on August 15, 2005, when the Company purchased a 50% interest in BioAgra, LLC ("BioAgra"), a limited liability company, organized under the laws of the State of Georgia.

CORPORATE  RESTRUCTURING

     Management of the Company has been authorized by the Board of Directors to institute a plan for corporate restructuring. This plan includes (i) the creation of a class of convertible preferred shares with super voting power;
(ii) the issuance of a subscription agreement for the convertible preferred shares; (iii) a reverse stock split and a record date for such stock split to be determined in the near future; (iv) an increase in authorized common shares post-reverse split; and (v) a change of the name of the Company.

     On September 26, 2005, the Company executed a Subscription Agreement to sell the Company's Preferred Stock to Arizcan Properties, Ltd. ("Arizcan Properties"). The Subscription Agreement provides for the purchase of 200,000 shares of a Class A 8% cumulative and participating preferred shares with a sales price of $7.50 per share. The preferred shares are convertible into 60% of the Company's issued and outstanding post-split shares of its common stock on the date of conversion.

SUBSIDIARIES  AND  INVESTMENTS

     BIOAGRA, LLC ("BIOAGRA"). In August 2005, the Company purchased a 50% equity interest in BioAgra, a Georgia limited liability company for approximately $905,000 in cash and a note payable of $595,000, which was paid in full on September 15, 2005. BioAgra is located in Hinesville, Georgia. The remaining 50% was purchased by Xact Resources International for the contribution of rights, a license, intellectual properties, purchase orders and similar items. The Company does not have a controlling interest on BioAgra. BioAgra holds a license for the production of YBG-2000. The license, dated April 18, 2005, has a term expiring October 18, 2024. YBG-2000 is a natural beta glucan feed additive used to replace artificial antibiotics, currently in use. Under the license BioAgra has an exclusive right to manufacture and sell the licensed products in the United States and a non-exclusive right to sell throughout the rest of the world. BioAgra plans to manufacture and market YBG-2000, initially for sale in the poultry industry, starting in January 2006.

     Currently, BioAgra is in the process of constructing the production line. BioAgra expects to begin producing and shipping product at the beginning of 2006. As the production line is being completed, management of BioAgra is developing marketing plans for the sale and distribution of the product, marketing strategies and hiring administrative and manufacturing staff.

     NANOPIERCE CARD TECHNOLOGIES, GMBH ("NANOPIERCE CARD"). Established in January 2000, NanoPierce Card was located in Hohenbrunn, Germany. NanoPierce Card was responsible for the marketing of the Company's technology, services and products on an international basis. On April 1, 2003, NanoPierce Card filed for insolvency with the Courts of Munich, Germany. The insolvency was necessary in order to comply with specific German legal requirements. The Company completed a plan of self-liquidation and the German court legally dissolved NanoPierce Card on June 8, 2004.

     NANOPIERCE CONNECTION SYSTEMS, INC. ("NANOPIERCE CONNECTION"). NanoPierce Connection, a Nevada corporation, was located in Colorado Springs, Colorado, USA. Beginning business in January 2002, NanoPierce Connection was the center for research and development activities. In September 2003, the Company entered into a joint venture with Scimaxx, LLC in order to further the marketing of the services previously offered by NanoPierce Connection. During the fiscal year ended June 30, 2005, NanoPierce Connection had no operations.

     EXYPNOTECH, GMBH ("EXYPNOTECH"). ExypnoTech was organized in February 2002. ExypnoTech produces inlay components used in the manufacturing of, among other things, smart labels (often referred to as radio frequency identification tags or "RFID"). ExypnoTech, in addition to the inlay components, plans to manufacture and sell other types of RFID components. In December 2003 ExypnoTech sold a controlling 51% interest in ExypnoTech to TagStar Systems, GmbH for $98,000 in cash. As a result of this sale, the Company does not have a controlling interest in ExypnoTech and the Company is only entitled to 49% of the net income generated by ExypnoTech if any, and shares in 49% of any net losses. ExypnoTech, if able, will pay dividends on an annual basis. The Company is entitled to 49% of the dividends, if any, paid as a result of any future profits of ExypnoTech.

     SCIMAXX SOLUTIONS, LLC ("SCIMAXX SOLUTIONS"). On September 15, 2003, the Company entered into a joint venture with Scimaxx, LLC (Dr. Neuhaus, a director of the Company is a part owner of Scimaxx, LLC - See Item 12). In April 2005, Scimaxx Solutions, LLC discontinued operations. The purpose of the joint venture was to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity. The Company received a 50% interest in the joint venture in exchange for a contribution of the equipment owned by NanoPierce Connection. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. The Company and Scimaxx, LLC intend to formerly terminate Scimaxx Solutions in the near future, at which time the license will terminate.

     EXYPNOTECH, LLC ("EXYPNOTECH, LLC"). On June 18, 2004, the Company organized ExypnoTech, LLC as a wholly-owned subsidiary to market, primarily in the United States of America, the RFID components manufactured by ExypnoTech, GmbH. During the last 6-months of the fiscal year ended June 30, 2005, ExypnoTech, LLC did not have active operations.

THE NCS(TM) TECHNOLOGY

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

     NCS provides advantages to potential users among which are; lower costs through the usage of less expensive materials; the elimination of manufacturing steps; improved thermal and electrical properties; elimination of special environments for application; decreased production time; easy integration into existing production lines; increased design miniaturization; adaptability for specific applications and RF (radio frequency) performance.

     The Company has extended NCS to permit the direct attachment of semiconductor chips to a substrate, a process called WaferPierce(TM). WaferPierce is comprised of two parts: (1) the electroless application of NCS to the contact pads of chips while still in wafer form; and (2) a proprietary chip attachment process in which chips are bonded to a substrate face down using the core NCS method.

     The Company currently holds 13 Patents with the U.S. Patent and Trademark Office. Further, the Company has filed several patent applications both in the United States and internationally in order to continue to protect its intellectual property. To reduce expenses, during the fiscal years ended June 30, 2005 and 2004, the Company abandoned several of its patent applications. The Company also holds several trademarks with the U.S. Patent and Trademark Office, in connection with the Company's name, logo and services.

BUSINESS STRATEGY

     The Company, through its investment in ExypnoTech and joint venture, BioAgra, is targeting the following business activities:

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

     2. BETA GLUCAN ADDITIVE. YBG-2000 is a beta glucan feed additive produced from spent brewer's or baker's yeast. The additive is a combination of bioactive nutrients and B-glucans that are extracted from the cell walls of the yeast using steam injection and a centrifuging extraction process. The beta glucan additive is an all natural, organic compound that has been proven to stimulate immune systems, thereby eliminating the usage of antibiotics and growth hormone supplements in animal, poultry and other feeds. YBG-2000 is designed to achieve two purposes. For example, in the poultry industry, the first is to enhance the avian immune system to fight bacterial and viral infections more effectively and efficiently, and secondly, to promote accelerated growth. Currently, animals in the cattle, poultry, swine and shrimp industries are fed artificial antibiotics, in order to prevent the spread of bacterial and viral infections and steroids to promote growth. BioAgra is initially targeting customers in the poultry processing industry.

          Currently, governments are urging, if not, directing producers to remove artificial antibiotics from the human food chain supply to reduce the development in humans of increasingly powerful and virulent strains of antibiotic resistant bacteria, which makes treatment for illnesses and diseases more difficult and expensive. In addition, food service providers are demanding natural, organic, antibiotic free foods.

          As previously mentioned, BioAgra is developing marketing plans and strategies for YBG-2000 while the construction of the production line is being completed. The initial marketing strategy is to penetrate the poultry producing industry and to that extent, contact has been made with potential customers, though no formal contracts have been signed, at this point. Assuming BioAgra can successfully sell product to the poultry producing industry, BioAgra intends to market and sell to other industries such as the swine and shrimp processing industries.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities were formerly conducted through NanoPierce Connection, with additional activities occurring at ExypnoTech. During the last year, minimal research and development activities were conducted at Scimaxx Solutions. For the fiscal years ended June 30, 2005 and June 30, 2004, the Company incurred $0 and $41,849, respectively, in research and development expenses.

     The Company does anticipate that a substantial level of research and development activities will occur at BioAgra.

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

     Competition, at present, for beta glucan products in the market targeted by BioAgra is limited. The United States and many other countries in the world are in the process of eliminating or plan to eliminate the usage of antibiotics in the feed of animals in the human food chain supply. There are a limited number of alternatives to antibiotics. Such alternatives include organic acids, plant extracts (ex. oregano oil), and mannoproteins. These alternatives have not experienced a great success rate.

     Other potential competitors include those already producing beta glucan for human consumption. This type of "purified" beta glucan is considered too expensive to use in markets other than for direct human consumption. Other competitors are those producing beta glucan with a 60% or less bioactivity level for the markets addressed by BioAgra. Based upon data provided to the Company beta glucan having less than 80% bioactivity is not effective in the markets chosen by BioAgra. BioAgra intends to produce an 80% pure beta glucan.

     Competition will also consist of established producers of artificial antibiotic growth promotion products. These are large companies with vast resources allocated to the protection of the brand recognition and market share of their products.

SOURCES  OF  RAW  MATERIALS

     Production of the beta glucan additive requires spent brewer's or baker's yeast. Brewer's yeast is used in the production of alcoholic beverages. Arrangements are being made with commercial firms that purchase and distribute these types of yeast. There is an adequate supply of these raw materials for the foreseeable future for BioAgra's activities.

CUSTOMERS

     BioAgra is in the initial stages of marketing and contacting potential customers of its product, YBG-2000. Initial customers are expected to be poultry producers located in the United States and abroad.

GOVERNMENT REGULATION

     The Company believes that it is in compliance with all federal and state laws and regulations governing its limited operations. Further, the Company believes that it is in compliance with all German laws and regulations governing its limited operations in Germany. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2005.

     To the knowledge of the Company, the YGB-2000 beta glucan product planned to be produced by BioAgra is not subject to the regulations of either the U.S. Food and Drug Administration ("FDA") or U.S. Department of Agriculture ("USDA") because it is considered to satisfy the criteria set forth for products "generally regarded as safe" ("GRAS").

EMPLOYEES

     On June 30, 2005, the Company and its subsidiaries had two employees. Mr. Metzinger and Ms. Kampmann, key officers of the Company and the only two employees of the Company, have signed employment agreements with the Company. (See- ITEM 9- "Directors and Officers of the Company") None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

     As previously mentioned, BioAgra intends to hire administrative staff and production staff. It expects to have initially 12 production employees for a two-shift production cycle.

FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

     Our future results may be affected by various risks and uncertainties including the following:

     WE  HAVE  A  HISTORY  OF  LOSSES

     Developing our particle technology and its applications has been and we expect will continue to be expensive. Our operating expenses have consistently exceeded our revenues. We reported a net loss of $997,616, $1,558,083, and $4,017,785 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

     WE  MAY  NOT  BE  ABLE  TO  CONTINUE  AS  A  GOING  CONCERN

     Our independent auditors' report of our consolidated financial statements as of June 30, 2005, and for each of the years in the two year period then ended includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to secure significant additional financing, we may be obligated to seek protection under the bankruptcy laws and our shareholders may loose their investment.

     WE  MAY  BE  UNABLE  TO  SUCCESSFULLY  COMPETE  IN  THE  MARKETPLACE

     Our markets are highly competitive. Our success will depend in part on how quickly competitors can design and develop competing products and technologies. We are disadvantaged competing against these competitors in several different areas, including:

     -     financial  resources;

     -     technological  resources;

     -     manufacturing  capabilities;

     -     diversity  of  revenue  sources  and  business  opportunities;

     -     personnel  and  human  resources;  and

     -     research  and  development  capabilities.

     Our larger competitors have long term advantages over us in research and new product development and have a greater ability to withstand periodic downturns in the market because they have diverse product lines that can provide revenue even when there is a downturn in the market.

     WE CANNOT GUARANTEE THE QUALITY, PERFORMANCE OR RELIABILITY OF OUR PRODUCTS

     We have no prior experience in taking technology to the manufacturing or production stage. We expect that the customers of our products will demand quality, performance and reliability.

     THERE  MAY  BE  INSUFFICIENT  DEMAND  FOR  OUR  TECHNOLOGY  OR  PRODUCT

     We must convince our potential customers that our technology is technologically sound and can be manufactured efficiently and cost-effectively. To create consumer demand, we have to successfully market and sell our technology and products. Even after these efforts, our technology and products may not be viewed by consumers as an improvement over existing technologies and products and may not achieve commercial acceptance.

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

     - our progress in developing, marketing and selling our technology or product.

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

     WE  MAY  BE  UNABLE  TO  HIRE  AND  RETAIN  KEY  PERSONNEL

     Our future success depends on our ability to attract qualified technical personnel capable of working with our technology and product. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to bring our technology or product to the marketplace and to generate sufficient revenues to offset our operating costs.

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

     NanoPierce Connection was located at 4180 Center Park Drive, Colorado Springs, Colorado 80916. NanoPierce Connection currently has a 3-year lease on the property, expiring in March 2006. The base rent is $2,600 per month through March 30th, with a $100 per month increase in base rent each year thereafter for the remaining term of the lease, plus utilities and maintenance expenses. The facility is approximately 4,800 square feet consisting of office space and a small laboratory. The facility also has a clean room. The facility has been abandoned and NanoPierce Connection is in the process of negotiating with the landlord to terminate the lease.

     BioAgra is located at 103 Technology Drive, Hinesville, Georgia 31313. BioAgra has leased the facility from the Liberty County Industrial Authority, pursuant to an Industrial Lease Agreement, dated March 1, 2005 for a period of 120 calendar months. At the expiration of the lease term BioAgra has the option to purchase the leased premises (real estate and improvement) for $500,000. The facility is approximately 30,000 square feet which will consist of both office space and a production area and a research and development laboratory. The facility is located on approximately 7.29 acres.

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

DEPOSITORY  TRUST  LAWSUIT

     In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation ("DTCC"), the Depository Trust Company ("DTC"), and the National Securities Clearing Corporation ("NSCC") in the Second Judicial
District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. The Company was seeking damages in the amount of $25,000,000 and treble damages. On April 27, 2005, the court granted a motion to dismiss the lawsuit. The Company has filed an appeal to overturn the motion to dismiss the lawsuit.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no meetings of security holders and no matters submitted to a vote of security holders during the period covered by this report.

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

     2004 FISCAL YEAR              HIGH         LOW
     ------------------            -----       -----
     September 30, 2003            $0.27       $0.21
     December 31, 2003              0.29        0.25
     March 31, 2004                 0.34        0.31
     June 30, 2004                  0.17        0.15

     2005 FISCAL YEAR
     ------------------
     September 30, 2004             0.12        0.11
     December 31, 2004              0.17        0.16
     March 31, 2005                 0.11        0.10
     June 30, 2005                  0.10        0.09

     As of June 30, 2005, there were approximately 339 holders of record of the Company's common stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its common stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     Unregistered sales for the three years ended June 30, 2003, 2004 and 2005 are set forth below.

--------------------------------------------------------------------------------------
  DATE         TITLE      NUMBER OF            HOLDER                CONSIDERATION
                           SHARES
--------------------------------------------------------------------------------------
8/1/2002    Common Stock      7,000      DJI Partners, LLC       Inv Banking Services
--------------------------------------------------------------------------------------
9/4/2002    Common Stock      7,000      DJI Partners, LLC       Inv Banking Services
--------------------------------------------------------------------------------------
10/2/2002   Common Stock     50,000  Neptune Investments, Ltd.          $24,960
--------------------------------------------------------------------------------------
10/10/2002  Common Stock    220,000  Neptune Investments, Ltd.         $100,000
--------------------------------------------------------------------------------------
10/17/2002  Common Stock     83,333        David Weilage                $25,000
--------------------------------------------------------------------------------------
10/17/2002  Common Stock    383,333          Martin Ida                $115,000
--------------------------------------------------------------------------------------
10/17/2002  Common Stock    383,333          Robert Ida                $115,000
--------------------------------------------------------------------------------------
10/28/2002  Common Stock     18,796          John Krupa            Exercise Warrant
--------------------------------------------------------------------------------------
10/28/2002  Common Stock     18,796        Mallory Smith           Exercise Warrant
--------------------------------------------------------------------------------------
10/28/2002  Common Stock     18,796        Robert Lovell           Exercise Warrant
--------------------------------------------------------------------------------------
11/18/2002  Common Stock     70,000      Patricia Shonebaum             $21,000
--------------------------------------------------------------------------------------
11/20/2002  Common Stock     50,000        Dennis Ferraro               $15,000
--------------------------------------------------------------------------------------
11/20/2002  Common Stock    166,667        Gerald Dooher                $50,000
--------------------------------------------------------------------------------------
11/20/2002  Common Stock     50,000         Paul Demott                 $15,000
--------------------------------------------------------------------------------------
11/20/2002  Common Stock     50,000         Rodney Hock                 $15,000
--------------------------------------------------------------------------------------
11/20/2002  Common Stock     50,000        Dennis McGuire               $15,000
--------------------------------------------------------------------------------------
11/20/2002  Common Stock     83,333      Larry S. Pisciotta             $25,000
--------------------------------------------------------------------------------------
11/20/2002  Common Stock     33,333  Vail Valley Emergency Phys         $10,000
                                               Profit
--------------------------------------------------------------------------------------
11/21/2002  Common Stock  3,750,000      GrunesSchild, LLC            $1 Million
--------------------------------------------------------------------------------------
11/26/2002  Common Stock    142,858        David Schulze                $50,000
--------------------------------------------------------------------------------------
12/11/2002  Common Stock    125,000        John Provazek                $50,000
--------------------------------------------------------------------------------------
1/10/2003   Common Stock     41,667          John Krupa                 $15,000
--------------------------------------------------------------------------------------
1/28/2003   Common Stock     33,333        William Fritz                $10,000
--------------------------------------------------------------------------------------
4/3/2003    Common Stock  1,333,334     Neptune Investments            $200,000
--------------------------------------------------------------------------------------
6/20/2003   Common Stock    240,824        John Provazek                $31,307
--------------------------------------------------------------------------------------
7/21/2003   Common Stock    769,231     Neptune Investments            $100,000
--------------------------------------------------------------------------------------
7/22/2003   Common Stock    100,000        Gary Thompson          Outstanding Invoice
--------------------------------------------------------------------------------------
7/22/2003   Common Stock    100,000         Charles Lowe          Outstanding Invoice
--------------------------------------------------------------------------------------
1/16/2004   Common Stock     16,565     Patricia Schonebaum      Cashless Exercise of
                                                                        Warrant
--------------------------------------------------------------------------------------
2/2/2004    Common Stock     17,901    Vail Valley Emergency     Cashless Exercise of
                                             Physicians                 Warrant
--------------------------------------------------------------------------------------
2/26/2004   Common Stock    150,598      Hamilton Fund, LLC      Cashless Exercise of
                                                                        Warrant
--------------------------------------------------------------------------------------
6/27/2005   Common Stock  1,000,000        Lyons Capital         Consulting Agreement
--------------------------------------------------------------------------------------
6/27/2005   Common Stock  1,000,000  Davila Marketing & Capital        $ 150,000
                                               Group                promissory note
--------------------------------------------------------------------------------------

Exemption  From  Registration  Claimed

     The above issuance by the Company of its unregistered securities was made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The entities/individuals that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships. The entities/individuals were provided access to all material information which they requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the issuance. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Act in any further resale or disposition.

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

     The independent auditors' report on the Company's consolidated financial statements as of June 30, 2005, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements.

RESULTS  OF  OPERATIONS

     On April 1, 2003, NanoPierce Card filed insolvency with the Courts of Munich, Germany. On June 8, 2004, NanoPierce Card was dissolved by the Courts of Munich, Germany. NanoPierce Card is presented as discontinued operations in the Company's consolidated financial statements. The Company recognized a gain of $454,882 on the disposal of NanoPierce Card during the year ended June 30, 2004. During the year ended June 30, 2005, the Company did not have any income or loss from discontinued operations.

     During the year ended June 30, 2005, the Company did not recognize any revenues from continuing operations. The Company recognized $34,258 of revenues from continuing operations during the fiscal year ended June 30, 2004. The revenue generated from continuing operations was from the sale of inlays by ExypnoTech ($28,449 through December 2003), and $5,809 from services provided by the Company.

     The Company recognized $17,672 in interest income during the fiscal year ended June 30, 2005 compared to $2,550 during the fiscal year ended June 30, 2004. The increase of $15,122 is due primarily to the interest earned on funds loaned to a unrelated third party.

     Total operating expenses from continuing operations during the fiscal year ended June 30, 2005 were $872,203, compared to $1,999,462 for the fiscal year ended June 30, 2004. The decrease of $1,127,259 is attributable to a decrease in operational activities and spending over the year, as described below.

     General and administrative expenses during the fiscal year ended June 30, 2005 were $872,203 compared to $1,312,519 for the fiscal year ended June 30, 2004. The decrease of $440,316 is mainly attributable to decreases in amortization expenses, consulting expenses, legal expenses and accounting expenses. Selling and marketing expenses during the fiscal year ended June 30, 2005 were $0 compared to $37,033 during the fiscal year ended June 30, 2004. The decrease of $37,033 was due to a decrease in marketing activities. Research and development expenses during the fiscal year ended June 30, 2005 were $0 compared to $41,849 for the fiscal year ended June 30, 2004. The decrease of $41,849 was primarily attributable to the reduction in research and development activities over the previous fiscal year.

     During the fiscal year ended June 30, 2004, the Company incurred an expense of $608,061 in connection with the impairment of the intellectual property, patent applications and trademarks owned by the Company. The decision to record an impairment of the intellectual property was based primarily on the overall age of the patents and patent applications underlying the intellectual property combined with the Company's current inactive operational status. After the impairment to the intellectual property, patent applications and trademarks, the book value of the aforementioned items was $0.

     During the fiscal year ended June 30, 2005, the Company recognized a net loss of $997,616 compared to a net loss of $1,558,083 during the fiscal year ended June 30, 2005. The decrease of $560,467 mostly resulted from the decrease of $1,127,259 in operating expenses offset by the gain of $454,882 on the disposal of NanoPierce Card during the fiscal year ended June 30, 2004.

LIQUIDITY  AND  FINANCIAL  CONDITION

     Net cash used in operating activities from continuing operations in 2005 was $544,194, compared to net cash used in operating activities from continuing operations in 2004 of $1,199,214. In 2005, the net cash used represented a net loss of $997,616, adjusted for the depreciation expense of $7,258, equity in losses of affiliates of $144,323, provision for losses on notes receivable of $35,000, and amortization of discount on note payable of $7,272.

     In 2004, the net cash used represented a net loss of $1,558,083, adjusted for the income from discontinued operations of $454,882, amortization and depreciation expense of $169,331, impairment charges of $608,061, equity in losses of affiliates of $99,922, gain on extinguishment of liabilities of $52,500, and provision for a doubtful receivable of $58,074.

     During the fiscal year ended June 30, 2005, the Company loaned $314,000 to a unrelated third party and received a payment of $50,000, which included interest or $11,442 during the same period. During the fiscal year ended June 30, 2005, the Company loaned Intercell $35,000. In March 2005, Intercell filed for protection under Chapter 11 of the US Bankruptcy Code. The Company has recorded a provision for this note receivable of $35,000.

     During the fiscal year ended June 30, 2005, in connection with an investment in BioAgra, the Company advanced Xact Resources International $405,000 to be used for the purchase of a 50% equity interest in BioAgra, LLC. for $1.5 million cash. The purchase was completed in August 2005.

     During the fiscal year ended June 30, 2004, the Company advanced $50,000 to Scimaxx, which was fully reserved for.

     During the fiscal year ended June 30, 2004, the Company made investments in machinery and equipment of $1,575. During the fiscal year ended June 30, 2004, the Company contributed fixed assets with a book value of $132,000 to the Scimaxx Solutions, LLC as part of the terms of the joint venture.

     During the fiscal year ended June 30, 2005, the Company received $112,800 (net of $7,200 of offering costs) in connection with the exercise of warrants for 1,200,000 shares of the Company's common stock.

     During the fiscal year ended June 30, 2005, the Company received $41,000 in exchange for an unsecured 5% note payable from Mr. Metzinger, an officer and director of the Company. In August 2005, the note was paid in full.

     During the fiscal year ended June 30, 2005, the Company received $150,000 in exchange for an unsecured 15% per quarter, note payable from an unrelated third party. In connection with the note the Company issued 2,000,000 shares of its restricted common stock (1,000,000 shares were issued in June 2005 and the remaining 1,000,000 shares were issued in July 2005) with a relative fair value of $81,718, to be amortized over the term of the note. The note was repaid in full in September 2005.

     During the fiscal year ended June 30, 2005, the Company received $25,000 in exchange for an unsecured %8 per annum note payable, from an unrelated third party. In connection with the note the Company issued 1,500,000 shares of its restricted common stock (issued in July 2005) with a relative value of $21,428, to be amortized over the term of the note. The note was paid in full in August 2005.

     During the fiscal year ended June 30, 2004 the Company sold 20,769,231 shares of common stock and granted warrants to purchase 600,000 shares of its common stock at exercise prices ranging from $0.10 to $0.25 for net proceeds of $1,828,000 (net of offering costs of $272,000). The warrants are exercisable through 2008 and contain a cashless exercise provision. The funds were raised to support operations. In addition, the Company issued 3,850,000 shares of common stock upon the exercise of 3,850,000 warrants for $347,950 (net of offering costs of $37,050).

     In June 2003, Mr. Metzinger loaned $10,000 to the Company in exchange for an unsecured 7% note payable due in December 2003, the proceeds of which were utilized for operational purposes. In January 2004, the Company paid Mr. Metzinger the outstanding principal balance of this note, together with all accrued interest.

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

     In 2004, the Company converted accounts payable of $92,100 into an unsecured non-interest bearing note payable due in March 2005. During the fiscal year ended June 30, 2005, the Company paid the note in full, $61,737 in 2005 and $30,363 in 2004.

PLAN  OF  OPERATIONS

     During the year ended June 30, 2005, the Company did not recognize any revenues or income from its equity investment. The Company did not have operations and management of the Company spent a majority of the fiscal year securing funds to purchase a 50% ownership in BioAgra.

     In August 2005, the Company was able to raise $1,535,000 cash through the exercise of 30,700,000 warrants with an exercise price of $0.05 per share. The Company subsequently completed its purchase of a 50% equity investment in the BioAgra, LLC joint venture for $1.5 Million in cash.

     In August 2005, the Company purchased a 50% equity interest in BioAgra (a Georgia limited liability company) for $905,000 cash (which includes the $405,000 advanced to Xact Resources as of June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005. BioAgra plans to manufacture and sell a beta glucan product, YBG-2000, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed. BioAgra is currently constructing a production line and expects to finish such construction by the end of December 2005. BioAgra anticipates, beginning production and sale of the beta glucan product YBG-2000 in January 2006. The Company anticipates, but cannot be sure, that prior to the end of the fiscal year 2006 it will receive cash disbursements from BioAgra.

     Additonally, the Company entered into an agreement with Arizcan Properties, Ltd. ("Arizcan") by which the Company will pay to Arzcan 20% of the cash distributions paid to the Company by and from BioAgra, until such time as Arizcan shall be paid $800,000.

     In September 2005, the Company executed a Subscription Agreement to sell shares of the Company's Preferred Stock with Arizcan Properties. The Subscription Agreement provides for the sale of 200,000 shares of a Class A 8% cumulative and participating preferred shares with a sales price of $7.50 per share. The Preferred Shares are convertible into 60% of the Company's issued and outstanding post-split shares of the Company's common stock on the date of conversion.

     In September 2003, the Company formed a joint venture with Scimaxx, LLC. The joint venture, Scimaxx Solutions, LLC was entered into for the purpose of marketing the Company's technology. Scimaxx LLC, is owned by an officer and director of the Company and two former employees of the Company. In return for 50% ownership of the Scimaxx Solutions, LLC, the Company contributed a license to utilize its technology and the facilities and equipment of NanoPierce Connections. In April 2005, Scimaxx ceased operations and during the third quarter of the fiscal year ended June 30, 2005, the Company impaired the value of its investment to $0. The Company recognized an impairment charge of $63,544 in equity losses from affiliates.

     On December 11, 2003, TagStar Systems, GmbH, a German entity unrelated to the Company, purchased a controlling 51% equity interest in ExypnoTech in exchange for a capital contribution of $98,000, of which $62,787 has been received as of June 30, 2005. As a result of this transaction, the Company does not have a controlling interest in ExypnoTech and the Company is only entitled to 49% of the revenues generated by ExypnoTech (and 49% of the dividends, if any, paid by ExypnoTech). As a result of the Company's reduced ownership interest and loss of control of ExypnoTech, the Company deconsolidated ExypnoTech as of December 11, 2003, and began accounting for its investment in ExypnoTech under the equity method of accounting. Under the equity method of accounting, the carrying amount of the Company's investment in ExypnoTech ($159,642 at June 30, 2005) is adjusted to recognize the Company's proportionate share of ExypnoTech's income (loss) each period.

     The Company intends to raise additional funds to support operations of the Company during the 2006 fiscal year. Such funds are to be raised through an offering of convertible preferred stock, the terms of which are in the process of being finalized. Additionally, the Company intends to change its corporate name and most likely to institute a reverse split in connection with recent business events.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements the Company may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of this standard. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company's financial position and results of operations in future periods.

     In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities or potential variable interest entities for periods ending after December 15, 2003 for public companies (other than small business issuers), and became effective by the end of the first annual reporting period ending after December 15, 2004 for companies that are small business issuers. FIN 46R did not have an impact on the Company's financial position or results of operations.

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

     The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

          -    stock  based  compensation;
          - valuation of intellectual property, patent and trademark applications and other long-lived assets;
          -    equity  method  investments;
          -    international  operations;
          -    revenue  recognition  and  deferred  revenue;
          -    litigation;  and
          -    contractual  obligations.

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of this standard. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company's financial position and results of operations in future periods.

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

During 2004, the Company recognized an impairment charge of $608,061 on the intellectual property, patent applications and trademarks. The Company does not believe that there has been any other impairment to long-lived assets as of June 30, 2005.

Equity method investments

     Entities where the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company's share of the earnings or losses of these companies is include in the equity income (loss) section of the consolidated statements of operations.

     A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. During the year ended June 30, 2005, the Company recorded an impairment charge of approximately $64,000 related to one of its equity method investments (Note 6).

International  operations

     The Company's foreign equity investee (ExypnoTech) operations are located in Germany. ExypnoTech transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. Any of these factors could have a material adverse effect on the Company's financial condition or results of operations in the future.

Revenue  recognition  and  deferred  revenue

     The Company's revenue recognition policy is significant because future revenue could be a key component of its results or operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly.

Litigation

     The Company is involved in certain legal proceedings, as described in Item 3 of this report and Note 9 to the consolidated financial statements included in this report.

     The Company intends to vigorously prosecute these legal proceedings and does not believe the outcome of these proceedings will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

Contractual  obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 9 of the consolidated financial statements included in this report. At June 30, 2005, the Company's commitments under these obligations were as follows:

                                          OPERATING LEASES
                                          -----------------
                    Year ending June 30,
                           2006                83,401
                           2007                14,550
                    --------------------  -----------------
                                          $    97,951
                                          =================

ITEM  7.     FINANCIAL  STATEMENTS

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.     CONTROLS  AND  PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company required to be included in this Annual Report on Form 10-KSB.

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

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

      NAME AND AGE                    POSITION                    PERIOD
---------------------------  --------------------------  -------------------------
Paul H. Metzinger (66)       Director, President, and    December 1998 to present
                             Chief Executive Officer,
                             General Manager of          January 2000 to June 2003
                             NanoPierce Card
Dr. Herbert J. Neuhaus (44)  Director, Former Executive  January 1999 to present
                             Vice President of
                             Technology & Marketing,
                             President & Chief           January 2002 to September
                             Executive Officer of        2003
                             NanoPierce Connection

Kristi J. Kampmann (32)      Chief Financial Officer,    October 1999 to present
                             Secretary                   February 1998 to present
Dr. Robert Shaw (65)         Director                    October 2000 to present

John Hoback (65)             Director                    April 2002 to present


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

    BIOGRAPHICAL INFORMATION ON OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was President and Chief Executive Officer of the Company from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present. He has been a director of the Company since February 26, 1998. He served as the General Manager of NanoPierce Card from January 2000 to June 2003. In addition, he served as the President, Chief Executive Officer and a Director of Intercell International Corporation from June 1996 to October 2003 and from September 30, 2004 to March 16, 2005. Prior to becoming a director and officer of the Company and Intercell International Corporation, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

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

     JOHN HOBACK. Mr. Hoback has been a director of the Company since April 2002. Mr. Hoback currently serves as the President of Z&H Enterprises Solutions, Ltd., which position he has held since 2000. Among other positions, Mr. Hoback was the Director of Marketing and Sales of CTS from 1999 to 2000 and was the Venture Manager of Electronics with Amoco Chemical from 1988 to 1999.

CODE  OF  ETHICS

     The Company in January 2004 adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer and those employees performing similar functions.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and the Company's three most highly compensated executive officers for the fiscal years ended June 30, 2005, 2004 and 2003 (the "Named Executive Officers"):

                                                           SUMMARY COMPENSATION TABLE
                                                           --------------------------
                                             ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                             -------------------                          ----------------------
                                                                                     AWARDS                      PAYOUTS
                                                                                     ------                      -------
                                                              OTHER                   SECURITIES
                                                             ANNUAL      RESTRICTED   UNDERLYING       LTIP       ALL OTHER
NAME & PRINCIPAL                  SALARY        BONUS       COMPENSA-      STOCK       OPTIONS/      PAYOUTS      COMPENSA-
   POSITION           YEAR         ($)           ($)          TION       AWARDS ($)    SARS (#)        ($)          TION

Paul H.
Metzinger,               2005  $    136,785  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Director,                2004  $    114,583  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
President &              2003  $    132,500  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
CEO(1)

Dr. Herbert J.
Neuhaus,
Director, Ex. VP
of Technology &          2005  $        -0-  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Marketing, Pre &         2004  $     16,668  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
CEO of                   2003  $    148,333  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
NanoPierce
Connection (2)

Dr. Michael E.
Wernle,
Director, Ex. VP         2005  $        -0-  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
of Strategic             2004  $        -0-  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Business Dvlpmt,         2003  $    128,000  $        -0-  $       -0-  $        -0-      365,000  $        -0-  $       -0-
Pres & CEO of
ExypnoTech (3)

Kristi J.
Kampmann, Chief
Financial                2005  $     80,625  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Officer &                2004  $     37,492  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Secretary(4)             2003  $     58,125  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-

--------------
1 Paul Metzinger has served as President & CEO since December 1998. He is compensated pursuant to a written Employment Agreement, dated March 15, 2004 at an annual salary of $150,000. Over the three year period Mr. Metzinger has taken salary cuts when necessary.
2 Dr. Neuhaus has served as the Executive Vice President of Technology and Marketing since January 1999. He served as the President and CEO of NanoPierce Connection from January 2002 to September 2003. He was compensated pursuant to a written Employment Agreement, dated January 2002 at an annual salary of $200,000. This employment agreement was terminated in September 2003 and Dr. Neuhaus is no longer a paid employee of the Company and/or its subsidiaries. 3 Dr. Wernle served as the Executive Vice President of Strategic Business Development until September 2003. He served as the President & CEO of NanoPierce Card from January 2000 until May 2003. He served as the President & CEO of ExypnoTech, from February 2002 to August 2003. He was compensated pursuant to a written Employment Agreement with NanoPierce Card, dated February 1, 2000, at an annual salary of $160,000 (181,000 Euros). As of August 2003, Dr. Wernle no longer is a paid employee of the Company and/or its subsidiaries.
4 Kristi Kampmann has served as the Chief Financial Officer since October 1999. She is compensated pursuant to a written Employment Agreement, dated March 15, 2004. During the year ended June 30, 2005, Ms. Kampmann received a gross monthly salary of $7,500 for 7 months, in March 2005 it was reduced to $6,250 per month.

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

                             OPTION/SAR GRANTS TABLE

     There were no grants of stock options to the Company's executive officers during the fiscal year ended June 30, 2005.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 2005 by the Company's executive officers and the 2005 fiscal year-end value of unexercised options.

               SHARES       VALUE     NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
             ACQUIRED ON   REALIZED       UNEXERCISED OPTIONS/SARS     IN-THE-MONEY OPTIONS/SAR
   NAME      EXERCISE (#)    ($)                AT FY-END                    AT FY-END ($)

                                         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                                      -------------------------------  ---------------------------
Paul H.           0           0                 2,500,000/0            $        237,500/0
Metzinger

Dr. Herbert       0           0                 1,350,000/0            $        128,250/0
J. Neuhaus

Kristi            0           0                  325,000/0             $        30,875/0
J.Kampmann

---------------
1 The average of the closing bid and asked price of the Common Stock on June 30, 2005 ($0.095) was used to calculate the option value.

EMPLOYMENT AGREEMENTS

     On March 15, 2004, the Company entered into an employment agreement with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company. The employment agreement with Mr. Metzinger expires March 14, 2008. Pursuant to his employment agreement, the Company agreed to pay Mr. Metzinger an annual salary of $150,000. In March 2005, Mr. Metzinger took a salary cut to receive an annual salary of $105,000.

     On March 15, 2004, the Company entered into an employment agreement with Kristi J. Kampmann to serve as the Chief Financial Officer of the Company. The employment agreement with Ms. Kampmann expires on March 14, 2008. Pursuant to her employment agreement, the Company agreed to pay Ms. Kampmann an annual salary of $30,000. During the year ended June 30, 2005, Ms. Kampmann received a salary increase for an annual salary of $90,000, but in March 2005 took a salary cut to receive an annual salary of $75,000.

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

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. The Company has two Stock Option Plans. As of June 30, 2005, 7,047,524 options are outstanding under the 1998 Compensatory Stock Option Plan and 1,740,000 options are outstanding under the 2000 Compensatory Stock Option Plan, for a total of 8,787,524 options outstanding. A total of 8,637,524 options are exercisable at June 30, 2005, under these plans. During the fiscal year ended June 30, 2005, the Company did not grant any options. The Company has reserved 7,500,000 shares of common stock for issuance under the 1998 Compensatory Stock Option Plan. In January 2002, the Company's Board of Directors passed a resolution closing the 1998 Compensatory Stock Option Plan for issuance of new options. The Company has reserved 5,000,000 shares of common stock for issuance under the 2000 Compensatory Stock Option Plan.

     During the fiscal year ended June 30, 2005, there was no action taken to reprice any options held by any officers, directors or employees.

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

     During the fiscal year ended June 30, 2005, the officers and directors were not compensated for attendance at board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

BENEFICIAL  OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of June 30, 2005 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

---------------------------------------------------------------------------------------
    NAME, ADDRESS & NATURE OF
        BENEFICIAL OWNER            TITLE OF CLASS      AMOUNT     PERCENT OF CLASS (7)
---------------------------------------------------------------------------------------
The Paul H. Metzinger Trust          Common Stock    4,543,188(1)         2.68%
Paul H. Metzinger, President &
CEO, Director  370 17th Street,
Suite 3640 Denver, CO 80202
---------------------------------------------------------------------------------------

The Cheri L. Metzinger Trust         Common Stock    4,543,188(2)         2.68%
Cheri L. Metzinger, Wife of Paul
H. Metzinger
3236 Jellison Street Wheatridge,
CO 80033
---------------------------------------------------------------------------------------

Dr. Herbert J. Neuhaus, Director,    Common Stock    1,350,000(3)         0.80%
770 Maroonglen Court
Colorado Springs, CO 80906
---------------------------------------------------------------------------------------

Kristi J. Kampmann, Chief            Common Stock     344,080(4)          0.20%
Financial Officer & Secretary
370 17th Street, Suite 3640
Denver, CO 80202
---------------------------------------------------------------------------------------

Dr. Robert E. Shaw, Director           Options to     400,000(5)          0.24%
8 Nicklaus Court                    purchase Common
Florham Park, NJ 07932                   Stock
---------------------------------------------------------------------------------------

John Hoback, Director  20 White        Options to     400,000(6)          0.24%
Heron Lake                          purchase Common
East Stroudsburg, PA 18301               Stock
---------------------------------------------------------------------------------------

All Officers & Directors as a        Common Stock     7,037,268           4.15%
Group (7 persons)
---------------------------------------------------------------------------------------

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

3 Based on options to purchase 500,000 shares exercisable at $2.125 per share, options to purchase 100,000 shares exercisable at $2.75 per share, options to purchase 250,000 shares exercisable at $0.52 per share and options to purchase 500,000 shares exercisable at $0.20 per share.
4 Based on 19,080 common shares and options to purchase 100,000 shares exercisable at $0.84 per share, options to purchase 75,000 shares exercisable at $2.125 per share, options to purchase 50,000 shares exercisable at $2.75 per share, options to purchase 50,000 shares exercisable at $0.52 per share and options to purchase 50,000 shares exercisable at $0.3250 per share.
5 Based on options to purchase 250,000 shares exercisable at $0.97 per share, options to purchase 50,000 shares exercisable at $0.67 per share, and options to purchase 100,000 shares exercisable at $2.00 per share.
6 Based on options to purchase 300,000 shares exercisable at $0.70 per share and options to purchase 100,000 shares exercisable at $0.70 per share.
7 Based on 93,259,033 shares of common stock issued and outstanding on June 30, 2005, assuming exercise of all 8,787,524 presently exercisable options and exercise of 67,394,353 outstanding warrants, there would be 169,440,910 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of June 30, 2005 regarding compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance. No class of our securities other than our common stock or options to purchase our common stock is authorized for issuance under any of our equity compensation plans.

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

                              (a)                   (b)                     (c)
-------------------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders               0                     -                       0

-------------------------------------------------------------------------------------------
Equity
compensation plans
not approved by
security holders(1)        8,787,524        $      1.00                   3,712,476

-------------------------------------------------------------------------------------------
Total                      8,787,524        $      1.00                   3,712,476

-------------------------------------------------------------------------------------------
(1)  The material features of the plans not approved by the security holders are described herein under "ITEM 10-EXECUTIVE COMPENSATION-Compensation Pursuant to Plans."
-------------------------------------------------------------------------------------------

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In June 2005, Mr. Metzinger loaned the Company $41,000, in exchange for an unsecured 5% note payable due December 31, 2005. In August 2005, the Company paid the outstanding principal balance of this note and all accrued interest thereon in full.

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

     In June 2003, Mr. Metzinger loaned the Company $10,000, in exchange for an unsecured 7% note payable due in December 2003. In January 2004, the Company paid Mr. Metzinger the outstanding principal balance of this note and all accrued interest thereon in full.

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

EXHIBIT NO.           DESCRIPTION

    2        Agreement dated February 26, 1998, by and among the Company,
             Particle Interconnect Corporation and Intercell Corporation (4)
    2.02     Application and Development Agreement, dated April 15, 1999, by and among the Company and Multitape & Co., Gmbh, KG. (2)
    2.03     Technology Cooperation Agreement, dated May 17, 1999, by and among the Company and Meinen, Zeigel & Co. (2)
    2.04     Technology Development Agreement, dated June 11, 1999, by and among the Company and ORGA Kartensysteme, GmbH. (2)
    2.05     Agreement-In-Principle, dated May 18, 1999, by and among the
             Company and Cirrex Corporation. (2)
    4.01     The Articles of Incorporation of the Company (3)
    4.02     Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 20, 2002 (3)
    4.03     Amendment to Articles of Incorporation filed with the Nevada
             Secretary of State on March 20, 2002
    4.04     Certificate of Designation of Rights and Preferences of the Series
             A Preferred Stock (4)
    4.05     Certificate of Designation of Rights and Preferences of the Series
             B Preferred Stock (5)
    4.06     Certificate of Designation of Rights and Preferences of the Series
             C Preferred Stock (5)
    4.07     Form of Common Stock Certificate (3)
    4.08     The Amended and Restated By-laws of the Company (6)
    10.01    Employment Agreement, dated March 15, 2004, between Paul H.
             Metzinger and the Company (7)
    10.02    Employment Agreement, dated March 15, 2004, between Kristi J.
             Kampmann and the Company (7)
    10.03    Operating Agreement, dated August 15, 2005, between the Company and
             Xact Resources International, Inc. for BioAgra, LLC.(8)
    11       Statement regarding Computation of Per Share Loss (1)
    21       Subsidiaries of the Company (1)
    23       Consent of Independent Registered Public Accounting Firm (1)
    31       Certifications pursuant to Section 302 of the Sarbanes-Oxley Act (1)
    32       Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (1)

---------------
1    Filed  herewith.
2 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.
3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
4 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
5 Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.
6 Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.
7 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
8 Incorporated by reference to the Company's Current Report on Form 8-K, dated August 12, 2005.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The aggregate fees billed by GHP Horwath, P.C. (previously known as Gelfond Hochstadt Pangburn, P.C.), the Company's independent registered public accounting firm, for professional services in the fiscal years ended June 30, 2005 and 2004 are as follows:

     ----------------------------------------------
       Services Rendered       2005          2004

     ----------------------------------------------
     Audit Fees               $50,660       $57,060

     ----------------------------------------------
     Audit Related Fees             0             0

     ----------------------------------------------
     All Other Fees                 0             0

     ----------------------------------------------

     The Company's corporate tax returns are prepared by the firm of Thompson & Lowe, P.C. Fees for the fiscal years ended June 30, 2005 and 2004 were $15,280 and $10,000, respectively.

     The engagement of the Company's independent registered public accounting firm was approved by the Company's Board of Directors prior to the start of the audit for the fiscal year ended June 30, 2005.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NANOPIERCE TECHNOLOGIES, INC.
                                (a Nevada corporation)


Date:  October 3, 2005                 By:  /s/ Paul H. Metzinger
                                          -----------------------------------
                                        Paul H. Metzinger, Director, Chief
                                        Executive Officer & President



Date:  October 3, 2005                 By:  /s/ Kristi J. Kampmann
                                          -----------------------------------
                                        Kristi J. Kampmann, Chief Financial
                                        Officer & Chief Accounting Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 3, 2005                 By:  /s/ Paul H. Metzinger
                                          ----------------------------------
                                        Paul H. Metzinger, Director, Chief
                                        Executive Officer & President


Date:  October 3, 2005                 By:  /s/ Herbert J. Neuhaus
                                          ----------------------------------
                                        Herbert J. Neuhaus, Director &
                                        Executive Vice-President of
                                        Technology & Marketing


Date:  October 3, 2005                 By:  /s/ Robert Shaw
                                          ----------------------------------
                                        Robert Shaw, Director


Date:  October 3, 2005                 By:  /s/ John Hoback
                                          ----------------------------------
                                        John Hoback, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report covering the Company's fiscal year ended June 30, 2005, nor any proxy material, has been sent to security holders of the Company.

                 NANOPIERCE TECHNOLOGIES , INC. AND SUBSIDARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Financial Statements:

        Consolidated Balance Sheet - June 30, 2005                          F-2

        Consolidated Statements of Operations-
            Years ended June 30, 2005 and 2004                              F-3

        Consolidated Statements of Comprehensive Loss -
            Years ended June 30, 2005 and 2004                              F-4

        Consolidated Statements of Changes in Shareholders' Equity -
            Years ended June 30, 2005 and 2004                              F-5

        Consolidated Statements of Cash Flows -                             F-7
            Years ended June 30, 2005 and 2004

        Notes to Consolidated Financial Statements                          F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board  of  Directors
Nanopierce  Technologies,  Inc.
Denver,  Colorado


We have audited the accompanying consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanopierce Technologies, Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $997,616 for the year ended June 30, 2005, and an accumulated deficit of $23,629,319 as of June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  GHP  HORWATH,  P.C.

Denver,  Colorado
September  26,  2005

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                   June 30, 2005


                                      Assets
                                      ------
Current assets:
  Cash and cash equivalents                                          $     25,835
  Interest receivable                                                       3,823
  Notes receivable, net (Note 5)                                          275,442
  Prepaid expenses                                                         91,306
                                                                     -------------
    Total current assets                                                  396,406
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           66,356
  Less accumulated depreciation                                           (50,514)
                                                                     -------------
                                                                           15,842
                                                                     -------------

Other assets:
  Advances receivable (Note 5)                                            405,000
  Deposits and other                                                       19,285
  Investments in affiliates (Note 6)                                      159,642
                                                                     -------------
                                                                          583,927
                                                                     -------------

        Total assets                                                 $    996,175
                                                                     =============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable                                                   $    214,891
  Accrued liabilities                                                      18,227
  Other liability (Note 8)                                                 90,000
  Notes payable, net of discount of $95,874 (Note 7)                      119,690
                                                                     -------------
    Total liabilities  (all current)                                      442,808
                                                                     -------------

Commitments and contingencies (Notes 4,7 and 9)

Shareholders' equity (Notes 7 and 8):
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
    none issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
    93,259,033 shares issued and outstanding                                9,326
  Additional paid-in capital                                           24,050,517
  Accumulated other comprehensive income                                  122,843
  Accumulated deficit                                                 (23,629,319)
                                                                     -------------
      Total shareholders' equity                                          553,367
                                                                     -------------

        Total liabilities and shareholders' equity                   $    996,175
                                                                     =============

See  notes  to  consolidated  financial  statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years Ended June 30, 2005 and 2004


                                              2005         2004
                                          ------------  -----------
Revenues                                  $         -       34,258
                                          ------------  -----------

Operating expenses:
  General and administrative                  872,203    1,312,519
  Research and development                          -       41,849
  Selling and marketing                             -       37,033
  Impairment of intellectual property
    (Note 1)                                        -      608,061
                                          ------------  -----------
                                              872,203    1,999,462
                                          ------------  -----------

Loss from operations                         (872,203)  (1,965,204)
                                          ------------  -----------

Other income (expense):
  Other income                                 10,618            -
  Interest income                              17,672        2,550
  Extinguishment of liabilities (Note 7)            -       52,500
  Equity losses of affiliates (Note 6)       (144,323)     (99,922)
  Interest expense                             (9,301)      (1,683)
  Interest expense, related party                 (79)      (1,206)
                                          ------------  -----------
                                             (125,413)     (47,761)
                                          ------------  -----------

Loss from continuing operations              (997,616)  (2,012,965)
                                          ------------  -----------

Discontinued operations; income from
  operations of subsidiary (Note 3)                 -      454,882
                                          ------------  -----------

Net loss                                  $  (997,616)  (1,558,083)
                                          ============  ===========

Basic and diluted loss per share:
  Loss from continuing operations         $     (0.01)       (0.03)
  Income from discontinued operations               -         0.01
                                          ------------  -----------

Net loss per share, basic and diluted     $     (0.01)       (0.02)
                                          ============  ===========

Weighted average number of common
  shares outstanding                       90,899,581   75,116,717
                                          ============  ===========

See  notes  to  consolidated  financial  statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                       Years Ended June 30, 2005 and 2004


                                                2005          2004
                                            ------------  ------------
              Net loss                      $  (997,616)   (1,558,083)

              Change in unrealized loss on
                securities                         (379)         (141)

              Change in foreign currency
                translation adjustments               -       (66,727)
                                            ------------  ------------

              Comprehensive loss            $  (997,995)   (1,624,951)
                                            ============  ============

See  notes  to  consolidated  financial  statements.

                                          NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     Consolidated Statement of Changes in Shareholders' Equity
                                                Years Ended June 30, 2005 and 2004


                                                                           Accumulated
                                   Common stock            Additional         other                           Total
                           -----------------------------     paid-in      comprehensive    Accumulated     shareholders'
                              Shares          Amount         capital          income         deficit          equity
                           -------------  --------------  --------------  --------------  --------------  --------------
Balances, July 1, 2003        65,054,738  $        6,505     21,567,807         190,090     (21,073,620)        690,782

Common stock and
  warrants issued for
  cash (net of offering
  costs of $272,000)          20,769,231           2,077      1,825,923               -               -       1,828,000

Common stock issued
  in satisfaction of
  payable                        200,000              20          3,615               -               -           3,635

Common stock issued upon
  exercise of
  warrants (net of
  offering costs of
  $37,050)                     3,850,000             385        347,565               -               -         347,950

Common stock issued upon
  cashless exercise of
  warrants                       185,064              19            (19)              -               -               -

Net loss                               -               -              -               -      (1,558,083)     (1,558,083)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities               -               -              -            (141)              -            (141)
    Foreign currency
      translation
      adjustments                      -               -              -         (66,727)              -         (66,727)
                           -------------  --------------  --------------  --------------  --------------  --------------
Balances,
  June 30, 2004               90,059,033  $        9,006     23,744,891         123,222     (22,631,703)      1,245,416
                           =============  ==============  ==============  ==============  ==============  ==============

See  notes  to  consolidated  financial  statements.

                                            NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       Consolidated Statement of Changes in Shareholders' Equity
                                                  Years Ended June 30, 2005 and 2004


                                                                          Accumulated
                                   Common stock            Additional        other                            Total
                           -----------------------------     paid-in     comprehensive     Accumulated     shareholders'
                              Shares          Amount         capital         Income          deficit          equity
                           -------------  --------------  -------------  --------------  --------------  --------------
Balances, July 1, 2004        90,059,033  $        9,006     23,744,891        123,222     (22,631,703)      1,245,416

Common stock issued upon
  exercise of warrants
  (net of offering costs
  of $7,200)                   1,200,000             120        112,680              -               -         112,800

Common stock issued for
  deferred consulting
  costs                        1,000,000             100         89,900              -               -          90,000

Common stock issued upon
  issuance of note
  payable                      1,000,000             100        102,796              -               -         102,896

Common stock to be
  issued                               -               -            250              -               -             250

Net loss                               -               -              -              -        (997,616)       (997,616)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities               -               -              -           (379)              -            (379)
                           -------------  --------------  -------------  --------------  --------------  --------------
Balances,
  June 30, 2005               93,259,033  $        9,326     24,050,517        122,843     (23,629,319)        553,367
                           =============  ==============  =============  ==============  ==============  ==============

See notes to consolidated financial statements.

                     NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                           Years Ended June 30, 2005 and 2004


                                                                  2005           2004
                                                              -------------  ------------
Cash flows from operating activities:
  Net loss                                                    $   (997,616)   (1,558,083)
                                                              -------------  ------------
  Adjustments to reconcile net loss to net cash used
    in operating activities from continuing operations:
    Income from discontinued operations                                  -      (454,882)
    Amortization expense                                             7,500       158,674
    Depreciation expense                                             7,258        10,657
    Equity losses of affiliates                                    144,323        99,922
    Gain on extinguishment of liabilities                                -       (52,500)
    Provision for losses on receivables                             35,000        58,074
    Amortization of discount on note payable                         7,272             -
    Amortization of deferred consulting costs                            -       122,459
    Impairment of intellectual property and equipment                    -       608,061
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                     1,986       (11,883)
      Decrease in prepaid expenses                                  35,921         8,646
      Increase (decrease) in accounts payable                      105,935      (188,359)
      Increase in accrued liabilities                               18,227             -
      Increase in other liability                                   90,000             -
                                                              -------------  ------------
  Total adjustments                                                453,422       358,869
                                                              -------------  ------------

      Net cash used in operating activities
        from continuing operations                                (544,194)   (1,199,214)
                                                              -------------  ------------

Cash flows from investing activities:
    Advances to equity investee                                          -       (50,000)
    Increase in notes receivable                                  (349,000)            -
    Repayment of note receivable                                    38,558             -
    Increase in advances receivable                               (405,000)            -
    Increase in patent and trademark applications                        -       (68,189)
    Purchases of property and equipment                                  -        (1,575)
    Cash effect of ExypnoTech deconsolidation                            -      (115,151)
                                                              -------------  ------------
      Net cash used in investing activities
        from continuing operations                                (715,442)     (234,915)
                                                              -------------  ------------

Cash flows from financing activities:
    Exercise of warrants and common stock issued for cash          112,800     2,175,950
    Payment of notes payable                                       (61,737)     (205,700)
    Proceeds from issuance of notes payable and common stock       216,000       165,000
                                                              -------------  ------------
      Net cash provided by financing activities
        from continuing operations                                 267,063     2,135,250
                                                              -------------  ------------

Effect of exchange rate changes on cash
  and cash equivalents                                                   -       127,038
                                                              -------------  ------------

Net cash used in discontinued operations                                 -       (10,492)
                                                              -------------  ------------

Net (decrease) increase in cash and cash equivalents              (992,573)      817,667

Cash and cash equivalents, beginning                             1,018,408       200,741
                                                              -------------  ------------

Cash and cash equivalents, ending                             $     25,835     1,018,408
                                                              =============  ============


                                (Continued) F-7

                          NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                Years Ended June 30, 2005 and 2004
                                              Continued


                                                                   2005           2004
                                                               -------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $         17         2,851
                                                               =============  ============
Supplemental disclosure of non-cash investing and financing
  activities:
    Issuance of common stock and common stock to be issued
      in connection with notes payable                         $    103,146             -
                                                               =============  ============
    Issuance of common stock in exchange for deferred
      consulting costs                                         $     90,000             -
                                                               =============  ============
    Offering costs recorded in accounts payable                $      7,200             -
                                                               =============  ============
    Issuance of common stock in satisfaction of payable        $          -         3,635
                                                               =============  ============
    Investment in joint venture in exchange for equipment      $          -       132,000
                                                               =============  ============
    Issuance of note payable in exchange for accounts
      payable                                                  $          -        92,100
                                                               =============  ============
    Patent costs incurred on behalf of equity investee in
      exchange for receivable                                  $          -         8,074
                                                               =============  ============

See  notes  to  consolidated  financial  statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

1.   BASIS  OF  PRESENTATION,  BUSINESS,  AND  SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

BASIS  OF  PRESENTATION:

The accompanying consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS) which was incorporated in November 2001, ExypnoTech, LLC (ET
LLC), a Colorado limited liability company, which was formed in June 2004, and through December 11, 2003, ExypnoTech, GmbH (EPT, formed in February 2002)(Note
6). Through June 30, 2004, the consolidated financial statements also included the wholly-owned foreign subsidiary, NanoPierce Card Technologies GmbH, (NCT). NCT was dissolved in June 2004, and is presented as discontinued operations (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS:

The Company was engaged in the design, development and licensing of products using its intellectual property, the PI Technology through its subsidiaries and joint venture arrangements. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trademarks. The Company has designated its PI Technology as the NanoPierce Connection System (NCS(TM)) and marketed the PI Technology to companies in various industries for a wide range of applications, specifically RFID applications. As discussed below, the Company made a decision to abandon its PI Technology during the year ended June 30, 2004.

Through June 30, 2005, NCOS had no operational activities. Through June 30, 2005, EPT, an equity investment, had activities primarily consisting of manufacturing inlay components used in, among other things, Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Scimaxx Solutions, LLC, which is an equity investment (Note 6), was primarily involved in research and development and marketing functions through April 2005, at which time it ceased operations. ET LLC business activities included the marketing and sales of RFID (Radio Frequency Identification) products in North America. ET LLC had no revenues or operations through June 30, 2005.

In August 2005, the Company entered into a joint venture with Xact Resources International, Inc. ("Xact Resources"), a privately held company. The Company purchased a 50% equity interest in the joint venture, BioAgra, LLC ("BioAgra") (a Georgia limited liability company) for $905,000 in cash (which includes the $405,000 advanced to Xact Resources as of June 30, 2005) and a note payable of $595,000, which was paid in full on September 15, 2005. BioAgra is to manufacture and sell a beta glucan product, YBG-2000, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed.

Currently, BioAgra is in the process of constructing the production line. BioAgra expects to begin producing and shipping product at the beginning of 2006. As the production line is being completed, management of BioAgra is developing marketing plans for the sale and distribution of the product, marketing strategies and hiring administrative and manufacturing staff.

Additionally, the Company entered into an agreement with Arizcan Properties, Ltd. ("Arizcan") by which the Company will pay to Arizcan 20% of the cash distributions paid to the Company by and from BioAgra, until such time as Arizcan shall be paid $800,000.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

USE  OF  ESTIMATES  IN  THE  FINANCIAL  STATEMENTS:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The fair values of the Company's cash and cash equivalents, notes receivable, accounts payable, other liabilities and notes payable approximate their carrying amounts due to the short maturities of these instruments.

CASH  AND  CASH  EQUIVALENTS:

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

DEFERRED  CONSULTING  COSTS:

In June 2005, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 1,000,000 shares of the Company's restricted common stock with a market value of approximately $90,000 (based on the closing market price of $0.09 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis over the twelve-month period from the date of the agreement. During the year ended June 30, 2005, $7,500 was expensed.

AVAILABLE  FOR  SALE  SECURITIES

Available for sale securities consist of 1,180 shares of common stock of Intercell International Corporation ("Intercell"). These securities are carried at estimated fair value ($12 at June 30, 2005) based upon quoted market prices, and are included in other long-term assets in the Company's June 30, 2005 consolidated balance sheet. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component of comprehensive income (loss), included as a separate item in shareholders' equity. The Company reported a decrease in the unrealized loss on available for sale securities of $379 in 2005 and $141 in 2004. At June 30, 2005, the unrealized loss on available for sale securities was $12. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). During the years ended June 30, 2005 and 2004, the Company did not sell any available for sale securities.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

IMPAIRMENT  OF  INTELLECTUAL  PROPERTY  RIGHTS  AND  PATENT  AND  TRADEMARK
APPLICATIONS:

During the year ended June 30, 2004, the Company had recorded intellectual property rights and patent and trademark applications. During the year ended June 30, 2004, the intellectual property was amortized using a useful life of
2.5 years, which was consistent with the remaining average patent protection period of the remaining intellectual property.

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

REVENUE  RECOGNITION:

Revenues from the sales of product are recognized at time of shipment. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. At June 30, 2005, there were no deferred revenues related to contract services in progress.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                            2005         2004
                                         -----------  -----------

Net loss, as reported                    $ (997,616)  (1,558,083)
Total stock-based employee compensation
expense determined under fair value
based method for all awards                       -            -
                                         -----------  -----------
Net loss, pro forma                      $( 997,616)  (1,558,083)
                                         ===========  ===========
Net loss per share as reported           $    (0.01)       (0.02)
Net loss per share pro forma             $    (0.01)       (0.02)


No  options  were  granted  during  the  years  ended  June  30,  2005 and 2004.

FOREIGN  CURRENCY  TRANSLATION:

The financial statements of the Company's foreign equity investments (subsidiaries in 2004) are measured using the local currency (the Euro) as the functional currency. Assets and liabilities of the entities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

The cumulative translation adjustment was approximately $123,000 at June 30, 2005 and 2004. In June 2004, a $74,814 reduction of other comprehensive income to net income was recorded and recognized as a component of gain on discontinued operations as a result of the liquidation of NCT.

FOREIGN  CURRENCY  TRANSACTIONS:

Gains  and  losses from foreign currency transactions are included in net income
(loss). Foreign currency transaction gains and losses were not significant during the years ended June 30, 2005 and 2004.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

COMPREHENSIVE  INCOME  (LOSS):

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

Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (76,181,777 shares at June 30, 2005 and 77,381,777 shares at June 30, 2004)
would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company's financial position and results of operations in future periods.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities or potential variable interest entities for periods ending after December 15, 2003 for public companies (other than small business issuers), and became effective by the end of the first annual reporting period ending after December 15, 2004 for companies that are small business issuers. FIN 46R did not have an impact on the Company's financial position or results of operations.

2.   GOING  CONCERN  AND  MANAGEMENT'S  PLANS:

The Company's financial statements for the year ended June 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $997,616 for the year ended June 30, 2005, and an accumulated deficit of $23,629,319 as of June 30, 2005. The Company did not recognize any revenues from its PI technology during the year ended June 30, 2005. The Company's subsidiary NCT was dissolved in June 2004 and in December 2003, the Company sold a controlling 51% interest in EPT. In addition, the Company has abandoned and recorded an impairment to its intellectual property.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In August 2005, the Company was able to raise $1,535,000 through the exercise of 30,700,000 warrants with an exercise price of $0.05 per share. The Company subsequently purchased a 50% equity investment in the BioAgra joint venture for $905,000 (which includes the $405,000 advanced to Xact Resources as of June 30,
2005) cash and a note payable of $595,000, which was paid in full in September 2005. The Company also entered into an agreement with Arizcan Properties, Ltd. ("Arizcan") by which the Company will pay to Arizcan 20% of the cash distributions paid to the Company by and from BioAgra, until such time as Arizcan shall be paid $800,000.

In September 2005, the Company executed a subscription agreement to sell shares of the Company's preferred stock with Arizcan. The sole director of Arizcan is related to a board member of Intercell. The Subscription Agreement provides for the sale of 200,000 shares of a Class A 8% cumulative and participating preferred shares with a sale's price of $7.50 per share. The preferred shares are to be convertible into 60% of the Company's issued and outstanding post-split shares of the Company's common stock on the date of conversion.

Additionally, the Company intends to change its corporate name and most likely to institute a reverse split in connection with recent business events.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

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

At June 30, 2005, NCT has no remaining assets or liabilities. NCT's revenues for the years ended June 30, 2005 and 2004 as reported in discontinued operations, were $0. The Company recorded a $454,882 gain on the disposal of NCT in 2004, which was primarily due to the extinguishment of NCT liabilities and gains recognized from the sales of equipment. NCT did not incur any income taxes during the periods presented.

4.   RISK  CONSIDERATIONS:

BUSINESS  RISK:

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

INTERNATIONAL  OPERATIONS:

The Company's foreign equity investment (EPT) operations are located in Germany. EPT transactions are conducted in currencies other than the U.S. dollar (the currency into which EPT's historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

5.   NOTES AND ADVANCES RECEIVABLE:

Through June 30, 2005, the Company advanced a total of $405,000 to Xact Resources, which was applied to the August 2005 purchase of the 50% equity interest in the joint venture, BioAgra with Xact Resources.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

In December 2004, the Company loaned $35,000 to Intercell in return for an unsecured, 7% promissory note, due in December 2005. The loan was made in order to assist Intercell in its efforts to support operations. From September 30, 2004 to March 17, 2005, Mr. Metzinger, the President and Chief Executive Officer of the Company, served as the Chief Executive Officer of Intercell. The Company's Chief Financial Officer also serves as the Chief Financial Officer of Intercell. On March 16, 2005, Intercell filed for protection under Chapter 11 of the U.S. Bankruptcy Laws. The Company does not believe that it will be able to fully collect this receivable and during the third quarter of the year ended June 30, 2005, recorded an allowance of $35,000 in connection with the note receivable.

In November 2004, the Company loaned $314,000 to Arizcan. In exchange for the loan, the Company received an unsecured, 7% promissory note, due on October 31, 2005. The funds were loaned to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 15,700,000 shares of the Company's common stock. The warrants were initially issued as part of a January 2004 equity placement (Note 8). In June 2005, the Company received a payment of $50,000, which included interest of $11,442. In August 2005, Arizcan exercised its option on all 15,700,000 shares (Note 8).

6.   INVESTMENTS  IN  AFFILIATES:

INVESTMENT  IN  EPT:

On December 11, 2003, a German entity, formed by former employees of EPT, purchased a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 has been received through June 30, 2005. No gain or loss was incurred by the Company as a result of this transaction. As a result of the Company's reduced ownership interest and loss of control of EPT, the Company deconsolidated EPT as of December 11, 2003, and began accounting for its investment in EPT under the equity method of accounting at that time. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($159,642 at June 30, 2005) is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

Financial information of EPT as of June 30, 2005, and for the year ended June 30, 2005 and the period from December 11, 2003 through June 30, 2004 is as follows:

                                                  June 30, 2005
                                                  --------------
          Assets:
              Current assets(1)                   $      302,189
              Equipment                                  188,622
                                                  --------------

            Total assets                          $      490,811
                                                  ==============

          Liabilities and members' equity:
              Current liabilities(2)              $      362,496
              Members' equity                            128,315
                                                  --------------

          Total liabilities and members' equity   $      490,811
                                                  ==============

          (1) Current assets include receivables in the amount of $177,372 due from the 51% owner of EPT.

          (2) Current liabilities include a payable of $60,723 to the 51% owner of EPT.

                                                  December 11, 2003
                              Year ended               through
                             June 30,2005           June 30, 2004
                            --------------       -------------------
          Revenues(1)       $     586,480        $           42,143
          Expenses(2)            (676,222)                 (144,094)
                            --------------       -------------------
          Net loss          $     (89,742)       $         (101,951)
                            ==============       ===================

          (1)Revenues include $570,584 and $32,180, respectively, of sales to the 51% owner of EPT for each period presented.
          (2)Expenses include $60,723 and $0, respectively, of charges paid to the 51% owner of EPT for each period presented.


Pro forma results of the Company's operations for the fiscal year ended June 30, 2004, assuming the deconsolidation of EPT occurred as of July 1, 2003, are as follows:

            Revenues                             $     5,809
            Operating expenses                   $(1,869,029)
            Net loss                             $(1,427,650)

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

INVESTMENT  IN  JOINT  VENTURE  INTEREST:

On September 15, 2003, the Company entered into a joint venture agreement with Scimaxx, LLC, an entity related to the Company in that a member of Scimaxx, LLC is a director of the Company. The name of the joint venture was Scimaxx Solutions, LLC (Scimaxx Solutions, a Colorado Limited Liability company formed in September 2003). The purpose of the joint venture was to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity.

The Company received a 50% interest in the joint venture in exchange for a contribution of NCOS equipment with a carrying value of approximately $132,000 at September 15, 2003. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. Scimaxx, LLC was to invest $50,000 cash, of which $22,900 was received. The Company has a 49% voting interest in the joint venture. The Company determined that Scimaxx LLC was the controlling financial interest holder and therefore, the Company has accounted for its investment in Scimaxx Solutions as an equity method investment.

During the third quarter of the fiscal year ended June 30, 2005, the Company made the decision to impair the value of its investment in Scimaxx Solutions to $0. In performing the quarterly assessment, management considered the operational history and status of the joint venture, combined with cash flow projections and other operating information. As a result of this decision, the Company recorded an impairment charge of $63,544, which is included in equity losses of affiliates.

Unaudited financial information of Scimaxx Solutions as of June 30, 2005, and for the year ended June 30, 2005 and the period from September 15, 2003 (inception) through June 30, 2004, is as follows:

                                                  June 30, 2005
                                                 ---------------
          Assets:
              Current assets                     $           76
              Equipment                                  70,455
                                                 ---------------

            Total assets                         $       70,531
                                                 ===============

          Liabilities and members' equity:
              Current liabilities                $       73,295
              Members' equity                            (2,764)
                                                 ---------------

          Total liabilities and members' equity  $       70,531
                                                 ===============

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

                                                  September 15, 2003
                            Year ended                 through
                           June 30, 2005            June 30, 2004
                         -----------------       --------------------
          Revenues       $          5,773        $            17,458
          Expenses                (80,781)                  (245,850)
                         -----------------       --------------------

          Net loss       $        (75,008)       $          (228,392)
                         =================       ====================

7.   NOTES  PAYABLE:

Related  Parties:

In June 2005, an officer/director of the Company loaned $41,000 to the Company in exchange for an unsecured, 5% note payable due in December 2005. In June 2005, the Company paid $336 plus accrued interest of $17. In August 2005, the Company paid the remaining $40,664 plus accrued interest of $298.

In June 2003, an officer/director of the Company loaned $10,000 to the Company in exchange for an unsecured, 7% note payable due in December 2003. In September 2003, the same officer/director loaned the Company $30,000 in exchange for an unsecured, 7% promissory note, due in September 2004. In January 2004, the Company paid the $40,000 plus accrued interest of $1,247.

In September 2003, Intercell, an affiliate of the Company at the time, loaned the Company $35,000 in exchange for an unsecured, 7% promissory note due in September 2004. In November 2003, Intercell loaned the Company $100,000 in exchange for a 7%, promissory note due in November 2004. This promissory note was collateralized by an assignment of a 51% interest in the proceeds, if any, the Company may have received in connection with the Financing Agreement litigation (Note 9). In January 2004, the Company paid the $135,000, plus accrued interest of $2,493.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004


Other:

In June 2005, an unrelated third party loaned the Company $150,000 in exchange for an unsecured, promissory note due in September 2005 with interest at 15% per quarter and 2,000,000 shares of the Company's restricted common stock (1,000,000 shares were issued in June 2005 and the remaining 1,000,000 shares were issued in July 2005). At the date of issuance, the common stock had a market value of $180,000 (based on the closing market price of $0.09 per share on the date of the transaction). The relative fair value of the common stock ($81,718) was accounted for as a discount applied against the face amount of the note. The discount is being amortized over the term of the promissory note. The effective interest rate on this note is 54%. On June 30, 2005, the Company recognized $2,000 of accrued interest and amortized $7,272 of the discount as additional interest expense. On September 8, 2005, the Company paid the $150,000, plus accrued interest of $22,500. At that time the remaining discount of $74,446 was fully amortized to interest expense.

On June 30, 2005, an unrelated third party loaned the Company $25,000 in exchange for an unsecured, 8% promissory note due in December 2005 and 1,500,000 shares of the Company's restricted common stock which were issued in July 2005. At the date of issuance, the common stock had a market value of $150,000 (based on the closing market price of $0.10 per share on the date of the transaction). The relative fair value of the common stock ($21,428) was accounted for as a discount against the face amount of the note. The discount is being amortized over the term of the promissory note as additional interest expense. The effective interest rate on this note is 85%. As the promissory note was issued on June 30, 2005, the Company did not recognize any interest expense. On August 8, 2005, the Company paid the $25,000, plus accrued interest of $208. At that time the discount of $21,428 was fully amortized to interest expense.

In July and August 2005, unrelated parties loaned the Company a total of $150,000 in exchange for unsecured, 8% promissory notes due in December 2005 and 6,600,000 shares of the Company's restricted common stock. The common stock had an aggregate market value of $574,000 (based on the closing market prices which ranged from $0.08 to $0.09 per share at the date of the transaction). The relative fair value of the common stock ($117,786) was accounted for as a discount applied against the face amount the promissory notes and is to be amortized over the terms of the notes. On August 8, 2005, the Company paid the $150,000 plus accrued interest of $1,132. At that time the discounts totaling
$117,786 were fully amortized to interest expense. The approximate effective interest rate on these notes is 79%.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

In 2004, the Company converted vendor payables of $92,100 into an unsecured, non-interest bearing note payable which was repaid in March 2005. This vendor along with one other vendor agreed to forgive $52,500 of the liabilities owed, and as a result the Company recognized a gain on the extinguishment of liabilities in 2004.

8.   SHAREHOLDERS'  EQUITY:

COMMON  STOCK:

2005  Transactions:

In November 2004, the Company issued 1,200,000 shares of common stock upon the exercise of warrants. The Company received cash proceeds of $112,800 (net of $7,200 of offering costs).

In June 2005, the Company issued 1,000,000 shares of its restricted common stock as consideration for a twelve-month consulting agreement. These shares of common stock had a market value of $90,000.

In June 2005, in connection with the issuance of a $150,000 promissory note, the Company agreed to issue 2,000,000 shares of its restricted common stock, valued at $81,718, of which 1,000,000 shares were issued in June 2005, and 1,000,000 shares were issued in July 2005.

In June 2005, in connection with the issuance of a $25,000 promissory note, the Company agreed to issue 1,500,000 shares of its restricted common stock, which were issued in July 2005. The shares were valued at $21,428.

In June 2005, in connection with the Company's financing efforts, the Company committed to issuing 1,000,000 shares of its restricted common stock to an unrelated third party. The market value of the shares was $90,000 (based on a closing market price of $0.09 per share at the date of the transaction). The Company recognized $90,000 of expense in June 2005 and recorded a liability of $90,000 at June 30, 2005. The shares were issued in July 2005.

In July and August 2005, the Company issued a total of 6,600,000 shares of its restricted common stock in connection with the issuance of promissory notes totaling $150,000. These shares were valued at $117,786.

In August 2005, the Company issued 30,700,000 shares of its common stock in connection with the exercise of warrants for $1,535,000 in cash. (Note 8 - Warrants).

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

2004  Transactions:

On January 20, 2004, the Company sold 20,000,000 units at a price of $0.10 per unit for $1.8 million in cash, pursuant to a Securities Purchase Agreement (net of $272,000 of offering costs, discussed below). A unit consists of (i) one share of the Company's common stock, (ii) a warrant to purchase one share of common stock at an exercise price of $0.10 per share, and (iii) a warrant to purchase two shares of the Company's common stock at an exercise price of $0.25 per share. All warrants have an expiration date of January 20, 2009. As a result of the sale, the Company issued 20,000,000 shares of its common stock, warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.10 per share, and warrants to purchase 40,000,000 shares of common stock at an exercise price of $0.25 per share.

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

During the year ended June 30, 2004, the Company issued 3,850,000 shares of its common stock upon the exercise of 3,850,000 warrants, which included 1,000,000 of the warrants issued to the finder as described above. The Company received $347,950 cash (net of $37,050 of offering costs, of which $11,050 is accrued at June 30, 2004) for the exercise. As described above, the Company granted to the placement agent and finder, warrants purchasing an additional 370,500 shares. The warrants are exercisable at $0.10 per share and expire January 20, 2009. The Company also issued 185,064 of its common stock upon the cashless exercise of 403,333 warrants.

During the year ended June 30, 2004, the Company also sold 769,231 shares of restricted common stock for cash of $100,000, and the Company issued 200,000 shares of restricted common stock in satisfaction of a $3,635 payable.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

STOCK  OPTIONS  AND  WARRANTS:

Stock  Options:

The  Company  has  established  two Compensatory Stock Option Plans (the "Option
Plans") and has reserved 12,500,000 shares of common stock for issuance under the Option Plans. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

A  summary  of  the  Option  Plans  is  as  follows:

                                    2005                  2004
                           ---------------------  ---------------------
                                       Weighted              Weighted-
                                       average                average
                                       exercise               exercise
                            Shares      price      Shares      price
                           ---------  ----------  ---------  ----------
Outstanding, beginning of
  Year                     8,787,524  $     1.00  8,787,524  $     1.00
Granted                            -           -          -           -
Expired                            -           -          -           -
Exercised                          -           -          -           -
                           ---------  ----------  ---------  ----------

Outstanding, end of year   8,787,524  $     1.00  8,787,524  $     1.00
                           =========  ==========  =========  ==========

Options exercisable at
  end of year              8,637,524  $     1.00  8,537,524  $     1.00
                           =========  ==========  =========  ==========

The following table summarizes information about stock options outstanding as of June 30, 2005:

                       Options Outstanding                Options Exercisable
               ----------------------------------------  ---------------------
                           Weighted-
                            average                                 Weighted-
   Range of                remaining       Weighted-                 average
   exercise    Number of  contractual       average      Number of   exercise
    prices      options   life (years)  exercise price    options     price
-------------  ---------  ------------  ---------------  ---------  ----------
$0.20 - 0.50   3,255,000          3.37  $          0.32  3,255,000  $     0.32
 0.51 - 1.00   2,495,524          7.11             0.67  2,555,524        0.64
 1.01 - 2.00     860,000          5.45             1.53    650,000        1.58
 2.01 - 3.00   2,167,000          3.74             2.28  2,167,000        2.28
 5.01 - 6.00      10,000          4.67             6.00     10,000        6.00
               ---------  ------------  ---------------  ---------  ----------
               8,787,524          5.67  $          1.00  8,637,524  $     1.00
               =========  ============  ===============  =========  ==========

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

Warrants:

At June 30, 2005, the following warrants to purchase common stock were outstanding:

     Number of common          Exercise          Expiration
shares covered by warrants      price               date
---------------------------  ------------  -----------------------
            20,000          $       1.25   August - September 2005
         1,526,019           0.30 - 2.58   October - December 2005
            75,000           0.30 - 0.36        January 2006
           200,000                  0.65            May 2006
           200,000                  1.25        January 2007
         3,440,000           0.50 - 0.60   October - November 2007
         1,333,334                  0.15          April 2008
        17,550,000                  0.10        January 2009
        40,000,000                  0.15        January 2009
           450,000                  0.60        January 2010
---------------------------
        64,794,353 (1)
===========================

(1) Does not include 2,600,000 of warrants that are issuable pursuant to the securities purchase agreement described above.

No  warrants  were  issued  during  the  year  ended  June  30,  2005.

During the year ended June 30, 2005, warrants to purchase 1,200,000 shares of common stock were exercised for net cash proceeds of $112,800 (net of commission of $7,200).

In August 2005, warrants to purchase 30,700,000 shares of common stock were exercised for cash proceeds of $1,535,000 in exchange for 30,700,000 shares of common stock. The proceeds were used to purchase a 50% equity interest in the BioAgra joint venture. The warrants exercise price was lowered from $0.10 and $0.15 per share to $0.05 per share in connection with the exercise.

In August and September 2005, warrants to purchase 20,000 shares of common stock expired.

During the year ended June 30, 2004, warrants to purchase 3,850,000 shares of common stock were exercised for net cash proceeds of $347,950 (net of commission of $37,050) in exchange for 3,850,000 shares of common stock. In addition, warrants to purchase 403,333 shares of common stock were exercised on a cashless basis in exchange for 185,064 shares of common stock.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

During the year ended June 30, 2004, warrants to purchase 732,500 shares of common stock with exercise prices ranging from $0.30 to $2.81 per share expired.

9.   COMMITMENTS  AND  CONTINGENCIES

LITIGATION:

Depository  Trust  Suit:

     In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation ("DTCC"), the Depository Trust Company ("DTC"), and the National Securities Clearing Corporation ("NSCC") in the Second Judicial
District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. The Company was seeking damages in the amount of $25,000,000 and treble damages. Responsive pleadings were filed by the defendants. On April 27, 2005, the court granted a motion to dismiss the lawsuit. The Company has filed an appeal to overturn the motion to dismiss the lawsuit.

Financing  Agreement  Suit:

In connection with a financing obtained in October 2000, the Company filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. As a result of various procedural rulings, in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York. In this litigation, Harvest Court, LLC filed counterclaims against the Company and certain officers and former board members of the Company, and a number of unrelated third parties. The counterclaims allege violations of federal securities laws and other laws. Harvest Court, LLC is seeking various forms of relief including compensatory and punitive damages. Responsive pleadings have been filed and the litigation is currently in the discovery stage.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

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

Leases:

The Company has entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through September 30, 2006. Future minimum lease payments under these operating leases are as follows:

                    Year ending
                      June 30,                        Amount
                    -----------                      --------
                        2006                         $ 83,401
                        2007                           14,550
                                                     --------
                                                     $ 97,951
                                                     ========

Aggregate rental expense in continuing operations under operating leases was $113,380 and $96,969 for the years ended June 30, 2005 and 2004, respectively.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2005 and 2004

10.  INCOME  TAXES:

The Company and its subsidiaries did not incur income tax expense for the years ended June 30, 2005 and 2004. The reconciliation between taxes computed at the statutory federal tax rate of 34% applied to the loss from continuing operations and the effective tax rate for the years ended June 30, 2004 and 2003 is as follows:

                                    2005          2004
                                 -----------  ------------
Expected income tax benefit      $ (339,000)     (684,000)
Increase in valuation allowance     339,000       684,000
                                 -----------  ------------
                                 $        -             -
                                 ===========  ============

The tax effects of temporary differences that give rise to substantially all deferred tax assets at June 30, 2005 are as follows:

     Deferred tax assets:
         Net operating loss                   $ 4,623,000
         Intangible assets                        207,000
         Allowance for receivables                 32,000
     Less valuation allowance                  (4,862,000)
                                              ------------
     Net deferred tax assets                  $         -
                                              ============

As of June 30, 2005, the Company has net operating loss carry forwards of approximately $14,300,000, which expire between 2013 and 2025. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

11.  FOREIGN  AND  DOMESTIC  OPERATIONS:

Operating results and long-lived assets of continuing operations as of June 30, 2005 and for the years ended June 30, 2005 and 2004, by geographic area, are presented in the table below. There were no revenues in 2005 from continuing operations and no significant amounts of transfers between geographic areas in 2005 or 2004.

                                 UNITED STATES        GERMANY        TOTAL
                                 --------------       -------       -------
     Revenues for year
       ended June 30, 2004       $        5,809        28,449        34,258
                                 ==============       =======       =======
     Long-lived assets at
       June 30, 2005             $       15,842             -        15,842
                                 ==============       =======       =======