Form 10QSB
period 2005-09-30
NANOPIERCE TECHNOLOGIES INC
filed 2005-11-21
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes  X   No
               ---     ---

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the Exchange Act).                Yes      No  X
                                                       ---     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  As of November 18, 2005 there were 135,309,033 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format      Yes      No  X
                                                       ---     ----

PART  I  -  FINANCIAL  INFORMATION

Item 1.  Financial Statements (Unaudited)                                          Page
                                                                                   ----

         Report of Independent Registered Public Accounting Firm                   F-1

         Condensed Consolidated Balance Sheet -September 30, 2005                  F-2

         Condensed Consolidated Statements of Operations  -
                 Three months ended September 30, 2005 and 2004                    F-3

         Condensed Consolidated Statements of Comprehensive
                 Loss - Three months ended September 30, 2005 and 2004             F-4

         Condensed Consolidated Statement of Changes in Shareholders'
                 Equity -Three months ended September 30, 2005                     F-5

         Condensed Consolidated Statements of Cash Flows -
                 Three months ended September 30, 2005 and 2004                    F-6

         Notes to Condensed Consolidated Financial Statements                      F-8

Item 2.  Management's Discussion and Analysis                                      1

Item 3.  Controls and Procedures                                                   3

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings -  Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               3

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                          4

       SIGNATURES                                                                  6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


Board of Directors
Nanopierce Technologies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Nanopierce Technologies, Inc. and subsidiaries as of September 30, 2005, the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended September 30, 2005 and 2004, and the condensed consolidated statement of changes in shareholders' equity for the three-month period ended September 30, 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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



/s/ GHP HORWATH, P.C.

Denver, Colorado
November 18, 2005

                  NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                September 30, 2005
                                    (Unaudited)


                                      Assets
                                      ------
Current assets:
  Cash and cash equivalents                                          $     19,390
  Interest receivable                                                       7,395
  Notes receivable, net (Note 2)                                          275,442
  Prepaid expenses                                                         68,141
                                                                     -------------
    Total current assets                                                  370,368
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           66,357
  Less accumulated depreciation                                           (51,940)
                                                                     -------------
                                                                           14,417
                                                                     -------------

Other assets:
  Deposits and other                                                       19,285
  Investments in affiliates (Note 3)                                    1,399,735
                                                                     -------------
                                                                        1,419,020
                                                                     -------------

       Total assets                                                  $  1,803,805
                                                                     =============


                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
  Accounts payable                                                   $    175,538
  Accrued liabilities                                                      10,427
  Other liability (Note 5)                                                 90,000
                                                                     -------------
    Total liabilities  (all current)                                      275,965
                                                                     -------------

Commitments and contingencies (Notes 4 and 6)

Shareholders' equity (Note 5):
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
     none issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
     133,059,033 shares issued and outstanding                             13,306
  Additional paid-in capital                                           25,708,173
  Accumulated other comprehensive income                                  122,829
  Accumulated deficit                                                 (24,316,468)
                                                                     -------------
      Total shareholders' equity                                        1,527,840
                                                                     -------------

        Total liabilities and shareholders' equity                   $  1,803,805
                                                                     =============

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                       2005         2004
                                                  -------------  -----------
Revenues                                          $          -            -
                                                  -------------  -----------

General and administrative expense                    (224,429)    (213,843)
                                                  -------------  -----------

Loss from operations                                  (224,429)    (213,843)
                                                  -------------  -----------

Other income (expense):
  Other income                                          28,585       10,186
  Interest income                                        3,931        1,936
  Equity losses of affiliates (Note 3)                (259,908)      (4,905)
  Interest expense                                    (235,109)           -
  Interest expense, related party                         (219)           -
                                                  -------------  -----------
                                                      (462,720)       7,217
                                                  -------------  -----------

Net loss                                          $   (687,149)    (206,626)
                                                  =============  ===========


Net loss per share, basic and diluted             $          *            *
                                                  =============  ===========

Weighted average number of common
  shares outstanding                               115,531,859   90,059,033
                                                  =============  ===========

* Less than $(0.01) per share

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                               2005       2004
                                                            ----------  ---------
Net loss                                                    $(687,149)  (206,626)

Change in unrealized loss on
  securities                                                      (14)      (246)
                                                            ----------  ---------


Comprehensive loss                                          $(687,163)  (206,872)
                                                            ==========  =========

See notes to condensed consolidated financial statements.

                                    NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Condensed Consolidated Statement of Changes in Shareholders' Equity
                                         Three Months Ended September 30, 2005
                                                      (Unaudited)


                                 Common stock          Additional    Accumulated other                      Total
                           ------------------------     paid-in        comprehensive     Accumulated     shareholders'
                              Shares      Amount        capital          Income            deficit          equity
                           -----------  -----------  -------------  ------------------  --------------  --------------
Balances, July 1, 2005      93,259,033  $     9,326     24,050,517            122,843     (23,629,319)        553,367

Common stock issued upon
  exercise of warrants
  (Note 5)                  30,700,000        3,070      1,531,930                  -               -       1,535,000

Common stock issued upon
  issuance of notes
  payable
  (Notes 4 and 5)            9,100,000          910        116,976                  -               -         117,886

Foregiveness of accrued
  payroll owed to
  officer/ shareholder               -            -          8,750                  -               -           8,750

Net loss                             -            -              -                  -        (687,149)       (687,149)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities             -            -              -                (14)              -             (14)
                           -----------  -----------  -------------  ------------------  --------------  --------------
Balances,
  September 30, 2005       133,059,033  $    13,306     25,708,173            122,829     (24,316,468)      1,527,840
                           ===========  ===========  =============  ==================  ==============  ==============

See notes to condensed consolidated financial statements.

                   NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                   Three Months Ended September 30, 2005 and 2004
                                     (Unaudited)

                                                                2005         2004
                                                             -----------  ----------
Cash flows from operating activities:
 Net loss                                                    $ (687,149)   (206,626)
                                                             -----------  ----------
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Amortization expense                                           22,500           -
  Depreciation expense                                            1,425       1,814
  Equity losses of affiliates                                   259,908       4,905
  Amortization of discounts on notes payable                    213,760           -
  Changes in operating assets and liabilities:
   Increase in interest receivable                               (3,572)     (4,617)
   Decrease in prepaid expenses                                     665      41,779
   Increase in deposits and other assets                              -        (246)
  (Decrease) increase in accounts payable                       (39,353)     15,583
   Increase in accrued liabilities                                1,034           -
                                                             -----------  ----------
 Total adjustments                                              456,367      59,218
                                                             -----------  ----------

    Net cash used in operating activities                      (230,782)   (147,408)
                                                             -----------  ----------

Cash flows from investing activities:
  Investment in joint venture (Note 3)                         (500,000)          -
                                                             -----------  ----------
    Net cash used in investing activities                      (500,000)          -
                                                             -----------  ----------

Cash flows from financing activities:
  Exercise of warrants for cash                               1,535,000           -
  Payment of notes payable                                     (960,663)    (23,282)
  Proceeds from issuance of notes payable and common stock      150,000           -
                                                             -----------  ----------
    Net cash provided by(used in) financing activities          724,337     (23,282)
                                                             -----------  ----------

Net decrease in cash and cash equivalents                        (6,445)   (170,690)

Cash and cash equivalents, beginning                             25,835   1,018,408
                                                             -----------  ----------

Cash and cash equivalents, ending                            $   19,390     847,718
                                                             ===========  ==========


                                  (Continued)

                     NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                     Three Months Ended September 30, 2005 and 2004
                                      (Unaudited)
                                       Continued

                                                                  2005         2004
                                                              ------------  -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $      1,069            -
                                                              ============  ===========
Supplemental disclosure of non-cash investing and financing
  activities:
   Issuance of common stock in connection with notes payable  $    117,886            -
                                                              ============  ===========
   Issuance of common stock in satisfaction of payable        $          -        3,635
                                                              ============  ===========
   Advances receivable applied to equity investment           $    405,000            -
                                                              ============  ===========
   Equity investment acquired in exchange for note payable    $    595,000            -
                                                              ============  ===========
   Foregiveness of accrued payroll
     owed to officer/shareholder                              $      8,750            -
                                                              ============  ===========

See notes to condensed consolidated financial statements.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

1.     BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and ExypnoTech, LLC (ET LLC), a Colorado limited liability company, which was formed in June 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. It is the Company's opinion that when the interim financial statements are read in conjunction with the June 30, 2005 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Management's Plans:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended September 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $687,149 for the three months ended September 30, 2005, and an accumulated deficit of $24,316,468 as of September 30, 2005. The Company has not recognized any revenues from its business operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In August 2005, the Company was able to raise $1,535,000 through the exercise of 30,700,000 warrants with an exercise price of $0.05 per share. The Company used $1,095,000 of the funds to complete its purchase of a 50% equity investment in a joint venture, BioAgra, LLC ("BioAgra")(Note 3), and the Company used approximately $365,000 to pay outstanding notes payable (Note 4). The Company intends to use the remaining $75,000 to support operations.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

In September 2005, the Company executed a subscription agreement with Arizcan Properties, Ltd. ("Arizcan") to sell shares of the Company's preferred stock. The sole director of Arizcan is related to a board member of Intercell International Corporation ("Intercell"), in which the Company has a nominal interest. The subscription agreement provides for the sale of 200,000 shares of Class A 8% cumulative and participating preferred shares for $7.50 per share. The preferred shares are to be convertible into 60% of the Company's issued and outstanding post-split shares (see below) of the Company's common stock on the date of conversion. The Company intends to use the funds to support operations.

Additionally, within the next six to nine months, the Company intends to change its corporate name and effect a reverse split of its common stock.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

Deferred Consulting Costs:

In June 2005, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 1,000,000 shares of the Company's restricted common stock with a market value of approximately $90,000 (based on the closing market price of $0.09 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis over the twelve-month period from the date of the agreement. During the three months ended September 30, 2005, $22,500 was expensed.

Loss Per Share:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (45,461,877 shares at September 30, 2005 and 77,381,877 shares at September 30, 2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

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

No options were granted to employees during the three months ended September 30, 2005 or 2004.

Recently Issued Accounting Standard:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the next annual reporting period that begins after December 15, 2005. Management is currently evaluating the provisions of this standard. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company's financial position and results of operations in future periods.

2.     NOTES RECEIVABLE:

In November 2004, the Company loaned $314,000 to Arizcan. In exchange for the loan, the Company received an unsecured, 7% promissory note, due on October 31, 2005. The funds were loaned to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 15,700,000 shares of the Company's common stock (Note 5). In June 2005, the Company received a payment of $50,000, which included interest of $11,442. The remaining balance of this note ($275,442) remains outstanding and is due on demand.

3.     INVESTMENTS IN AFFILIATES:

Investment in EPT:

In December 2003, a German entity, formed by former employees of EPT, purchased a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 has been received through September 30, 2005. The Company accounts for its investment in EPT under the equity method of accounting. Under the equity method of accounting, the carrying amount of the Company's

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

investment in EPT ($142,700 at September 30, 2005) is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.

Unaudited financial information of EPT as of September 30, 2005, and for the three-month periods ended September 30, 2005 and 2004 are as follows:

                                                       September 30,
                                                            2005
                                                       --------------
               Assets:
                   Current assets(1)                   $      437,971
                   Equipment                                  162,956
                                                       --------------

                 Total assets                          $      600,927
                                                       ==============

               Liabilities and members' equity:
                   Current liabilities(2)              $      458,684
                   Members' equity                            142,243
                                                       --------------

               Total liabilities and members' equity   $      600,927
                                                       ==============

               (1) Current assets include receivables of $65,931 due from the 51% owner of EPT.
               (2) Current liabilities include a payable of $56,323 due to the 51% owner of EPT.

                                  Three Months     Three Months
                                      Ended            Ended
                                  September 30,    September 30,
                                      2005             2004
                                 ---------------  ---------------
                    Revenues(1)  $      399,736   $       84,425
                    Expenses(2)        (434,313)         (76,352)
                                 ---------------  ---------------
                    Net (loss)
                      income     $      (34,577)  $        8,073
                                 ===============  ===============

                    (1) Revenues include $272,327 and $9,562, respectively of sales to the 51% owner of EPT for each period presented.
                    (2) Expenses include $7,915 and $19,070, respectively of charges paid to the 51% owner of EPT for each period presented.

EPT operations are located in Germany. EPT transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates.

In addition, the Company is subject to risks including adverse developments in the foreign political and economic environments, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

Investment in BioAgra

On August 15, 2005, the Company entered into a joint venture with Xact Resources International, Inc. ("Xact Resources"), a privately held company. The Company purchased a 50% equity interest in the joint venture, BioAgra, (a Georgia limited liability company) for $905,000 in cash (which includes $405,000 previously advanced to Xact Resources as of June 30, 2005) and a note payable of $595,000, which was paid in full on September 15, 2005. BioAgra is to manufacture and sell a beta glucan product, YBG-2000, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed.

Currently, BioAgra (a development stage company) is in the process of constructing a production line. BioAgra expects to begin producing and shipping product in January 2006. Management of BioAgra is developing marketing plans for the sale and distribution of product and is hiring administrative and manufacturing staff.

Additionally, the Company entered into an agreement with Arizcan, in which the Company will pay to Arizcan, 20% of any cash distributions paid to the Company by and from BioAgra, until such time as Arizcan shall be paid $800,000.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. At September 30, 2005, the Company's investment in BioAgra is $1,257,035.

Unaudited financial information of BioAgra as of September 30, 2005 and for the period from August 15, 2005 through September 30, 2005, is as follows:

                                                       September 30,
                                                           2005
                                                       -------------
               Assets:
                   Current assets                      $     724,674
                   Equipment                                 205,326
                   Land and building
                     under capital lease                   1,163,954
                                                       -------------

                 Total assets                          $   2,093,954
                                                       =============

               Liabilities and members' equity:
                   Current liabilities                 $      76,638
                   Obligation under
                     capital lease (1)                     1,003,245
                                                       -------------

                 Total liabilities                         1,079,883

                   Members' equity                         1,014,071
                                                       -------------

               Total liabilities and members' equity   $   2,093,954
                                                       =============

(1) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                          August 15, 2005
                                              through
                                         September 30, 2005
                                        --------------------

               Revenues                 $                 -
               Expenses                            (485,930)
                                        --------------------
               Net loss                 $          (485,930)
                                        ====================

Investment in Scimaxx Solutions, LLC

On September 15, 2003, the Company entered into an agreement to receive a 50% interest in a joint venture agreement with Scimaxx, LLC. The name of the joint venture was Scimaxx Solutions, LLC (Scimaxx Solutions). The purpose of the joint venture was to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity.

At September 30, 2004, Scimaxx Solutions had total assets of $97,992 of which $10,332 were current assets and $87,660 were equipment, total liabilities of $56,405 and members' equity of $41,587.

For the three months ended September 30, 2004, Scimaxx Solutions recorded revenues of $5,773 and expenses of $74,943, resulting in a net loss of $69,170. Scimaxx Solutions ceased operations in April 2005.

4.     NOTES PAYABLE:

Related Parties:

In June 2005, an officer/director of the Company loaned $41,000 to the Company in exchange for an unsecured, 5% note payable due in December 2005. In June 2005, the Company paid $337 plus accrued interest of $17. In August 2005, the Company paid the remaining $40,663 plus accrued interest of $298.

Other:

In June 2005, an unrelated party loaned the Company $25,000 in exchange for an unsecured, 8% promissory note due in December 2005 and 1,500,000 shares of the Company's restricted common stock, which were issued in July 2005. The common stock had a market value of $150,000 (based on the closing market price of $0.10 per share on the date of the transaction). The relative fair value of the common stock ($21,428) was accounted for as a discount against the face amount of the note. The effective interest rate on this note was 85%. On August 8, 2005, the Company paid the $25,000, plus accrued interest of $208. Through that date, the discount of $21,428 was fully amortized to interest expense.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

In June 2005, an unrelated third party loaned the Company $150,000 in exchange for an unsecured, promissory note due in September 2005 with interest at 15% per quarter and 2,000,000 shares of the Company's restricted common stock (1,000,000 shares were issued in June 2005 and the remaining 1,000,000 shares were issued in July 2005). At the date of issuance, the common stock had a market value of $180,000 (based on the closing market price of $0.09 per share on the date of the transaction). The relative fair value of the common stock($81,718) was accounted for as a discount applied against the face amount of the note. The effective interest rate on this note was 54%. As of June 30, 2005, $7,272 of the discount had been amortized to interest expense. On September 8, 2005, the Company paid the $150,000, plus accrued interest of $22,500. Through that date, the remaining discount of $74,446 was fully amortized to interest expense.

During July and August 2005, six unrelated third parties loaned the Company a total of $150,000 in exchange for unsecured, 8% promissory notes due in December 2005 and a total of 6,600,000 shares of the Company's restricted common stock. The common stock had a total market value of $574,000 (based on the closing market prices which ranged from $0.08 to $0.09 per share at the date of each transaction). The relative fair value of the common stock ($117,886) was accounted for as a discount applied against the face amount of the notes. The discount was amortized over the terms of the promissory notes as additional interest expense. The effective interest rate on these notes is 85%. On August 8, 2005, the Company paid the $150,000, plus accrued interest of $642. Through that date, the discount of $117,886 was fully amortized to interest expense.

5.     SHAREHOLDERS' EQUITY:

COMMON STOCK:

In connection with the issuance of a $150,000 promissory note in June 2005, the Company agreed to issue 2,000,000 shares of its restricted common stock, valued at $81,718, of which 1,000,000 shares were issued in June 2005, and 1,000,000 shares were issued in July 2005.

In connection with the issuance of a $25,000 promissory note in June 2005, the Company agreed to issue 1,500,000 shares of its restricted common stock, valued at $21,428, which were issued in July 2005.

During July and August 2005, in connection with the issuance of promissory notes totaling $150,000, the Company issued 6,600,000 shares of its restricted common stock, valued at $117,886.

In August 2005, warrants to purchase 30,700,000 shares of common stock were exercised for cash proceeds of $1,535,000 in exchange for 30,700,000 shares of common stock. The exercise price of these warrants was lowered from $0.10 and $0.15 per share to $0.05 per share in connection with the exercise.

In October 2005, the Company issued 1,000,000 shares of its restricted common stock, valued at $90,000, in satisfaction of a $90,000 liability incurred in connection with the Company's financing efforts.

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

In October and November 2005, the Company issued a total of 1,250,000 shares of its restricted common stock in exchange for $50,000 (based on a 50% discount from the closing market price, $0.08 per share, on the date of each transaction).

During August through October 2005, warrants to purchase 828,161 shares of common stock expired.

Capital Transaction

In August 2005, an officer/shareholder of the Company forgave $8,750 of accrued salary, which has been accounted for as a capital transaction and has resulted in an increase in additional paid in capital.

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

                 NANOPIERCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

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

     The independent registered public accounting firm's report on the Company's consolidated financial statements as of June 30, 2005, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly Financial Statements.

RESULTS OF OPERATIONS

     The Company had no revenues during the three months ended September 30, 2005 and 2004.

     The Company recognized $28,585 of other income, of which $28,250 represented a gain on the extinguishment of liabilities . The Company recognized $3,931 in interest income during the three months ended September 30, 2005 compared to $1,936 during the three months ended September 30, 2004.

     Total general and administrative expenses during the three months ended September 30, 2005 were $224,429 compared to $213,843 for the three months ended September 30, 2004. The increase of $10,586, is primarily attributable $33,160 increase in commission fees, a $29,127 increase in consulting fees, offset by a $40,783 decrease in public relations expense.

     The Company recognized interest expense of $235,328 for the three months ended September 30, 2005. No interest expense was recorded during the three months ended September 30, 2004. Of the $235,328 in interest expense, $219 represented related party interest. The remaining $235,109 was incurred in connection with the issuance of promissory notes, which were discounted at the time of issuance. The resulting discounts ($213,760) were amortized over the term of the promissory notes. The promissory notes were paid in full during the three months ended September 30, 2005, and at that time the discounts were fully amortized.

During the three months ended September 30, 2005, the Company recognized a net loss of $687,149 compared to a net loss of $206,626 during the three months ended September 30, 2004. The increase of $408,523, during the three months ended September 30, 2005, is primarily attributable to the increase of $235,328 in interest expense, as explained above and the increase of $255,003 in losses of equity investments.

LIQUIDITY AND FINANCIAL CONDITION

     In August 2005, the Company was able to raise $1,535,000 cash through the exercise of 30,700,000 warrants with an exercise price of $0.05 per share.

     In August 2005, the Company purchased a 50% equity interest in BioAgra (a Georgia limited liability company) for $905,000 cash (which includes the $405,000 advanced to Xact Resources during the fiscal year ended June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005. BioAgra plans to manufacture and sell a beta glucan product, YBG-2000, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed. BioAgra is currently constructing a production line and expects to complete construction by the end of 2005. BioAgra anticipates beginning production and sale of the beta glucan product YBG-2000 in January 2006.

     Additionally, the Company entered into an agreement with Arizcan Properties, Ltd. ("Arizcan") whereby the Company will pay to Arizcan, 20% of any cash distributions paid to the Company by BioAgra, until such time as Arizcan shall be paid $800,000.

     In September 2005, the Company executed a Subscription Agreement to sell shares of the Company's preferred stock with Arizcan . The Subscription Agreement provides for the sale of 200,000 shares of a Class A 8% cumulative and participating preferred shares with a sales price of $7.50 per share. The preferred shares are convertible into 60% of the Company's issued and outstanding post-split shares of the Company's common stock on the date of conversion.

     During the three months ended September 30, 2005, the Company used $230,782 in operating activities. Net cash provided by financing activities was $724,337; $960,663 was used to pay notes payable, $1,535,000 was received from the exercise of warrants and $150,000 was received from notes payable. Net cash used in investing activities was $500,000; $500,000 was used to purchase the 51% equity interest in the BioAgra joint venture. The Company had $19,390 of cash and cash equivalents at September 30, 2005, which is being used to support operations. During the three months ended September 30, 2004, the Company used $147,408 in operating activities from continuing operations. During the three months ended September 30, 2004, the Company used $23,282 to pay a note payable.

     As of September 30, 2005, if all existing outstanding warrants issued in a January 2004 private placement were exercised, the Company will be required to issue an additional 29,450,000 shares of common stock, and the Company, on a fully diluted basis (including the reservation of 11,919,120 shares as required by the court in the Financing Agreement Litigation), would have 190,440,030 shares of common stock issued and outstanding.

     As of September 30, 2005, if the warrants issued to investors in the private placement described above are all exercised, the Company would receive approximately an additional $2,842,500. However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided that it may use the additional funds received from the exercise of these warrants to acquire a revenue generating company or to acquire technology complementary to the current technology of the Company, its ownership interest in ExypnoTech and any other licensing agreements or joint venture agreements that the Company may enter in the future.

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

                           PART II - OTHER INFORMATION

ITEM  2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The Company made the following unregistered sales of its securities from July 1, 2005 to September 30, 2005.

DATE OF   TITLE OF      NO. OF
 SALE    SECURITIES     SHARES          CONSIDERATION        CLASS OF PURCHASER
-------  ------------  ---------  -------------------------  ------------------
 7/8/05  Common Stock  1,000,000  Additional Consideration   Business Associate
                                  for Promissory Note for
                                  $150,000
7/11/05  Common Stock  1,500,000  Additional Consideration   Business Associate
                                  for Promissory Note for
                                  $25,000
7/11/05  Common Stock  1,000,000  Additional Consideration   Business Associate
                                  for Promissory Note for
                                  $25,000
7/15/05  Common Stock  1,200,000  Additional Consideration   Business Associate
                                  for Promissory Note for
                                  $15,000

DATE OF   TITLE OF      NO. OF
 SALE    SECURITIES     SHARES         CONSIDERATION         CLASS OF PURCHASER
-------  ------------  ---------  -------------------------  ------------------
7/22/05  Common Stock    400,000  Additional Consideration   Business Associate
                                  for Promissory Note for
                                  $10,000
7/25/05  Common Stock  1,000,000  Additional Consideration   Business Associate
                                  for Promissory Note for
                                  $25,000
 8/4/05  Common Stock  2,000,000  Additional Consideration   Business Associate
                                  for Promissory Note for
                                  $50,000
8/12/05  Common Stock  1,000,000  Additional Consideration   Business Associate
                                  for Promissory Note for
                                  $25,000

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

          Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                              Section 302 of the Sarbanes-Oxley Act

          Exhibit 31.2      Certification of Chief Financial Officer pursuant to
                              Section 302 of the Sarbanes-Oxley Act

          Exhibit  32.1     Certification  of  Principal  Executive  Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act

          Exhibit  32.2     Certification  of  Principal  Financial  Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) CURRENT REPORTS ON FORM 8-K. The registrant filed the following current reports on Form 8-K during the quarter ended September 30, 2005:

          - Current Report on Form 8-K dated, August 12, 2005, filed with the Securities and Exchange Commission on August 16, 2005 (Item 1.01 Entry into a Material Definitive Agreement, regarding the formation of the BioAgra joint venture and Item 3.03 Material Modification to Rights of Security Holders, regarding the reduction of warrant exercise prices).

          - Current Report on Form 8-K dated, August 16, 2005, filed with the Securities and Exchange Commission on August 17, 2005 (Item 7.01 Regulation FD Disclosure, regarding the release of a press release announcing the formation of the BioAgra joint venture).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NANOPIERCE TECHNOLOGIES, INC.
                                         (REGISTRANT)

Date: November 18, 2005                        /s/Paul H. Metzinger
                                               ---------------------------------
                                               Paul H. Metzinger,
                                               President & CEO


Date: November 18, 2005                        /s/Kristi J. Kampmann
                                               ---------------------------------
                                               Kristi J. Kampmann,
                                               Chief Financial Officer