Form 10QSB
period 2005-12-31
Vyta Corp
filed 2006-02-21
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  December  31,  2005

                                       OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-19598-D

                                    VYTA CORP
                                    ---------
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

                          NanoPierce Technologies, Inc.
              (Former name, former address or former fiscal year,
                          if changed since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes  X  No
               ---    ---

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the Exchange Act).                 Yes     No  X
                                                        ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  As of February 20, 2006 there were 22,496,012 shares of the registrant's sole class of common shares outstanding.

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

Item  1.  Financial Statements (Unaudited)                                  Page
                                                                            ----

          Report  of  Independent  Registered  Public  Accounting  Firm      F-1

          Condensed  Consolidated  Balance  Sheet  -December 31, 2005        F-2

          Condensed  Consolidated  Statements  of  Operations  -
            Three and Six months ended December 31, 2005 and 2004            F-3

          Condensed  Consolidated  Statements  of  Comprehensive
            Loss  -  Three  and  Six  months  ended  December  31,
            2005 and 2004                                                    F-4

          Condensed  Consolidated  Statement  of  Changes  in
            Shareholders' Equity  -Six  months  ended  December  31,  2005   F-5

          Condensed  Consolidated  Statements  of  Cash  Flows -
            Six  months  ended  December  31,  2005 and 2004                 F-6

          Notes  to Condensed Consolidated Financial Statements              F-8

Item  2.  Management's  Discussion  and  Analysis                            1

Item  3.  Controls  and  Procedures                                          4

PART  II - OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                 5

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of
            Proceeds                                                         6

Item  3.  Defaults  Upon  Senior  Securities  -  Not  Applicable

Item  4.  Submission  of  Matters to a Vote of Security Holders
            - Not Applicable

Item  5.  Other Information - Not Applicable

Item  6.  Exhibits  and  Reports  on Form 8-K                                7

       SIGNATURES                                                            9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Vyta Corp

We have reviewed the accompanying condensed consolidated balance sheet of Vyta Corp (formerly known as NanoPierce Technologies, Inc.) and subsidiaries as of December 31, 2005, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2005 and 2004, the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2005 and 2004, and the condensed consolidated statement of changes in shareholders' equity for the six-month period ended December 31, 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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



/s/ GHP HORWATH, P.C.

Denver, Colorado
February  11,  2006

                            VYTA CORP AND SUBSIDIARIES
                 (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                       Condensed Consolidated Balance Sheet
                                 December 31, 2005
                                    (Unaudited)

                                 Assets
                                 ------
Current assets:
  Cash and cash equivalents                                          $    247,412
  Interest receivable                                                         929
  Note receivable, net (Note 2)                                           186,323
  Prepaid expenses                                                         44,976
                                                                     -------------
    Total current assets                                                  479,640
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           66,357
  Less accumulated depreciation                                           (53,367)
                                                                     -------------
                                                                           12,990
                                                                     -------------

Other assets:
  Deposits and other                                                       19,285
  Notes receivable, affiliate (Note 2)                                    400,000
  Investments in affiliates (Note 3)                                    1,269,988
                                                                     -------------
                                                                        1,689,273
                                                                     -------------

      Total assets                                                   $  2,181,903
                                                                     =============

                 Liabilities and Shareholders' Equity
                 ------------------------------------

Current liabilities:
  Accounts payable                                                   $    160,054
  Accrued liabilities                                                      10,427
  Derivative warrant liability (Note 5)                                   154,098
  Other liabilities (Note 6)                                            1,000,000
                                                                     -------------
    Total liabilities  (all current)                                    1,324,579
                                                                     -------------

Commitments and contingencies (Notes 4 and 8)

Shareholders' equity (Note 7):
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
    none issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
    7,247,327 shares issued and outstanding                                   725
  Additional paid-in capital                                           25,396,315
  Accumulated other comprehensive income                                  122,857
  Accumulated deficit                                                 (24,662,573)
                                                                     -------------
      Total shareholders' equity                                          857,324
                                                                     -------------

        Total liabilities and shareholders' equity                   $  2,181,903
                                                                     =============

See notes to condensed consolidated financial statements.

                                 VYTA CORP AND SUBSIDIARIES
                     (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                      Condensed Consolidated Statements of Operations
                                        (Unaudited)

                                           Three Months Ended          Six Months Ended
                                              December 31,               December 31,
                                        -------------------------  ------------------------
                                            2005         2004         2005         2004
                                        ------------  -----------  -----------  -----------
Revenues                                $         -            -            -            -
                                        ------------  -----------  -----------  -----------

General and administrative expense         (216,188)    (178,186)    (441,027)    (391,260)
                                        ------------  -----------  -----------  -----------

Loss from operations                       (216,188)    (178,186)    (441,027)    (391,260)
                                        ------------  -----------  -----------  -----------

Other income (expense):
  Other income                                    -          322       28,585       10,508
  Interest income                             4,419        4,687        8,350        6,187
  Equity losses of affiliates (Note 3)     (129,747)  (   44,391)    (389,654)     (49,297)
  Loss on revaluation of derivative
    warrant liability (Note 5)               (4,158)           -       (4,158)           -
  Interest expense                                -            -     (235,131)           -
  Interest expense, related party                 -            -         (219)           -
                                        ------------  -----------  -----------  -----------
                                           (129,486)     (39,382)    (592,227)     (32,602)
                                        ------------  -----------  -----------  -----------

Net loss                                $  (345,674)    (217,568)  (1,033,254)    (423,862)
                                        ============  ===========  ===========  ===========

Net loss per share, basic and diluted
  (Note 1)                              $     (0.05)       (0.05)       (0.16)       (0.09)
                                        ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding (Note 1)             6,855,418    4,548,386    6,327,884    4,525,670
                                        ============  ===========  ===========  ===========

See notes to condensed consolidated financial statements.

                             VYTA CORP AND SUBSIDIARIES
                  (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
               Condensed Consolidated Statements of Comprehensive Loss
                                     (Unaudited)

                                  Three Months Ended          Six Months Ended
                                      December 31,               December 31,
                              --------------------------  --------------------------
                                  2005          2004          2005          2004
                              ------------  ------------  ------------  ------------
Net loss                      $  (345,674)     (217,568)   (1,033,254)     (423,862)

Change in unrealized loss on
  securities                            -           (47)          (14)         (295)
                              ------------  ------------  ------------  ------------

Comprehensive loss            $  (345,674)     (217,615)   (1,033,268)     (424,157)
                              ============  ============  ============  ============

See notes to condensed consolidated financial statements.

                                         VYTA CORP AND SUBSIDIARIES
                             (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                    Condensed Consolidated Statement of Changes in Shareholders' Equity
                                     Six Months Ended December 31, 2005
                                                (Unaudited)

                              Common stock     Additional   Accumulated other                    Total
                           ------------------    paid-in      comprehensive    Accumulated   shareholders'
                            Shares    Amount     capital         income          deficit         equity
                           ---------  -------  -----------  -----------------  ------------  --------------
Balances, July 1, 2005
  (Note 1)                 4,662,952  $   466  24,059,377             122,843  (23,629,319)        553,367

Common stock issued upon
  exercise of warrants,
  net of offering costs
  (Notes 6 and 7)          1,535,000      154     734,846                   -            -         735,000

Common stock issued upon
  issuance of notes
  payable
  (Notes 4 and 7)            455,000       46     117,840                   -            -         117,886

Common stock and
  warrants issued for
  cash (Notes 5 and 7)       544,375       54     316,107                   -            -         316,161

Common stock and
  warrants to be issued            -        -      71,400                   -            -          71,400

Common stock issued as
  payment of commission       50,000        5      89,995                   -            -          90,000

Forgiveness of accrued
  payroll owed to
  officer /shareholder             -        -       8,750                   -            -           8,750

Receivable for issuance
  of common stock
  (Note 7)                         -        -      (2,000)                  -            -          (2,000)

Net loss                           -        -           -                   -   (1,033,254)     (1,033,254)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities           -        -           -                  14            -              14
                           ---------  -------  -----------  -----------------  ------------  --------------
Balances,
  December 31, 2005        7,247,327  $   725  25,396,315             122,857  (24,662,573)        857,324
                           =========  =======  ===========  =================  ============  ==============

See notes to condensed consolidated financial statements.

                                VYTA CORP AND SUBSIDIARIES
                     (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                      Condensed Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                               ---------------------------
                                                                   2005           2004
                                                               -------------  ------------
Cash flows from operating activities:
  Net loss                                                     $ (1,033,254)     (423,862)
                                                               -------------  ------------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Amortization expense                                             45,370             -
    Depreciation expense                                              2,853         3,628
    Equity losses of affiliates                                     389,654        49,297
    Amortization of discounts on notes payable                      213,760             -
    Loss on revaluation of derivative warrant
      liability (Note 5)                                              4,158             -
    Changes in operating assets and liabilities:
      Decrease in interest receivable                                 2,894         2,061
      Decrease in prepaid expenses                                      960        42,254
      (Decrease) increase in accounts payable and accrued
        liabilities                                                 (53,774)       12,496
                                                               -------------  ------------
  Total adjustments                                                 605,875       109,736
                                                               -------------  ------------

        Net cash used in operating activities                      (427,379)     (314,126)
                                                               -------------  ------------

Cash flows from investing activities:
    Increase in notes receivable                                   (400,000)     (349,000)
    Increase in advance receivable                                        -      (150,000)
    Payment on note receivable                                       89,119             -
    Investment in joint venture (Note 3)                           (500,000)            -
                                                               -------------  ------------
        Net cash used in investing activities                      (810,881)     (499,000)
                                                               -------------  ------------

Cash flows from financing activities:
    Exercise of warrants and common stock and warrants
      issued for cash                                             2,070,500       112,801
    Proceeds to be applied to preferred stock
      purchase (Note 6)                                             200,000             -
    Payment of notes payable                                       (960,663)      (46,052)
    Proceeds from issuance of notes payable and common stock        150,000             -
                                                               -------------  ------------
        Net cash provided by financing activities                 1,459,837        66,749
                                                               -------------  ------------

Net increase (decrease) in cash and cash equivalents                221,577      (746,377)

Cash and cash equivalents, beginning                                 25,835     1,018,408
                                                               -------------  ------------

Cash and cash equivalents, ending                              $    247,412       272,031
                                                               =============  ============

                                  (Continued)

                            VYTA CORP AND SUBSIDIARIES
                 (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)
                                     Continued

                                                                  Six Months Ended
                                                                    December 31,
                                                               ---------------------
                                                                  2005        2004
                                                               -----------  --------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $     1,069         -
                                                               ===========  ========

Supplemental disclosure of non-cash investing and financing
  activities:
    Issuance of common stock in connection with notes payable  $   117,886         -
                                                               ===========  ========
    Issuance of common stock in exchange for accrued
      commissions                                              $    90,000         -
                                                               ===========  ========
    Advances receivable applied to equity investment           $   405,000         -
                                                               ===========  ========
    Equity investment acquired in exchange for note payable    $   595,000         -
                                                               ===========  ========
    Liability recorded for offering costs of common
      stock issuance                                           $   800,000         -
                                                               ===========  ========
    Forgiveness of accrued payroll owed to
      officer/shareholder                                      $     8,750         -
                                                               ===========  ========
    Issuance of common stock in exchange for receivable        $     2,000         -
                                                               ===========  ========

See notes to condensed consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

1.     BUSINESS,  ORGANIZATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRESENTATION OF INTERIM INFORMATION:

The accompanying condensed consolidated financial statements include the accounts of NanoPierce Technologies, Inc., a Nevada corporation, which on January 31, 2006 changed its name to Vyta Corp (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and ExypnoTech, LLC (ET LLC), a Colorado limited liability company, which was formed in June 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 19, 2006, the Company's Board of Directors (the "Board") approved an amendment to the Company's Articles of Incorporation to effect a one-for-twenty reverse stock split effective January 31, 2006. All references to shares, options, and warrants in the three and six months ended December 31, 2005 and in prior periods, have been adjusted to reflect the post-reverse split amounts. The Company's common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "VYTC".

As a result of the reverse split, the Company's authorized capital was reduced from 200,000,000 shares to 10,000,000 shares. As part of the reverse split, the Company amended and restated its Articles of Incorporation to increase the authorized capital of the Company to 200,000,000 shares.

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

MANAGEMENT'S  PLANS:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six and three months ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,033,254 for the six months ended December 31, 2005, and an accumulated deficit of $24,662,573 as of December 31, 2005. The Company has not recognized any revenues from its business operations.

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

RECENT  EVENTS:

In August 2005, the Company was able to raise $1,535,000 through the exercise of 1,535,000 warrants with an exercise price of $1.00 per share. The Company used $1,095,000 of the funds to complete its purchase of a 50% equity investment in a joint venture, BioAgra, LLC, a Georgia limited liability company ("BioAgra")(Note 3), and the Company used approximately $366,000 to pay outstanding notes payable (Note 4). The remaining $75,000 was used to support operations.

In September 2005, the Company executed a subscription agreement with Arizcan Properties, Ltd. ("Arizcan") to sell shares of the Company's preferred stock. The sole director of Arizcan is related to a board member and officer of Intercell International Corporation ("Intercell"), in which the Company has a nominal interest. Ms. Kampmann, the Company's Chief Financial Officer, has served as the Chief Financial Officer of Intercell since October 2003 and Mr. Metzinger, the Company's Chief Executive Officer, served as the Chief Executive Officer of Intercell from September 2004 until March 2005.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

The subscription agreement provides for the sale of 200,000 shares of Class A 8% cumulative and participating preferred shares for $7.50 per share. In January 2006, Arizcan purchased 200,000 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") for $400,000 cash and an unsecured promissory note for $1,100,000. The promissory note bears interest at 8% per annum and is due in January 2007. In February 2006, Arizcan converted the 200,000 shares of preferred stock into 15,000,000 shares of the Company's restricted common stock. Upon the conversion, Arizcan held approximately 67% of the issued and outstanding common stock of the Company. The conversion feature was deemend beneficial and accordingly resulted in a beneficial conversion feature of $1,500,000. The intrinsic value of the beneficial conversion feature is limited to the total amount of the proceeds received.

DEFERRED CONSULTING COSTS:

In June 2005, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 50,000 shares of the Company's restricted common stock with a market value of approximately $90,000 (based on the closing market price of $1.80 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis over the twelve-month period from the date of the agreement. During the six months ended December 31, 2005, $45,370 was expensed.

LOSS PER SHARE:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (1,926,877 shares at December 31, 2005 and 3,809,094 shares at December 31, 2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY'S COMMON STOCK:

The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

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

No options were granted to employees during the six months ended December 31, 2005 or 2004.

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

2.     NOTES  AND  ADVANCES  RECEIVABLE:

In December 2005, the Company loaned $400,000 to BioAgra (Note 3). In exchange for the loan, the Company received a secured, 7.5% promissory note, due on June 30, 2006. The funds were loaned to facilitate BioAgra's completion of its first production line and the purchase of inventory for production. The promissory notes are collateralized by all equipment, furnishings, present and future accounts, collateral securing such accounts, tangible and intangible personal property and any proceeds from any of the foregoing located on BioAgra's premises. Additionally, the promissory notes are to be paid in full prior to any disbursements being made to the members of the joint venture. During January 2006, the Company loaned an additional $200,000 to BioAgra with the same terms as the original promissory notes. During February 2006, the Company loaned BioAgra an additional $100,000, with the same terms as the original promissory notes.

In November 2004, the Company loaned $314,000 to Arizcan. In exchange for the loan, the Company received an unsecured, 7% promissory note, which was due on October 31, 2005. The funds were loaned to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 785,000 shares of the Company's common stock (Note 6). In June 2005, the Company received a payment of $50,000, which included interest of $11,442. In December 2005, the Company received a payment of $100,000, which included interest of $10,881. During February 2006, the Company received a payment of $100,000, which included interest of $2,073. The remaining balance of this note ($88,396) remains outstanding and is due on demand.

In October and November 2004, the Company advanced a total of $150,000 to Xact Resources International, Inc. ("Xact Resources"), which was applied to the purchase of a 50% equity interest in BioAgra on August 15, 2005 (Note 3).

In December 2004, the Company loaned $35,000 to Intercell in return for an unsecured, 7% promissory note, due in December 2005. The loan was made in order to assist Intercell in its efforts to support operations. In March 2005, Intercell filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year ended June 30, 2005, the Company deemed the debt uncollectible and created an allowance for the receivable of $35,000.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

3.     INVESTMENTS IN AFFILIATES:

INVESTMENT IN EXYPNOTECH, GMBH:

In December 2003, TagStar Systems, Gmbh, a German entity formed by former employees of ExypnoTech, Gmbh ("EPT"), purchased a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 has been received through December 31, 2005. The Company accounts for its investment in EPT under the equity method of accounting. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($112,404 at December 31, 2005) is adjusted to recognize the Company's proportionate share of EPT's income
(loss)  each  period.

Unaudited financial information of EPT as of December 31, 2005, and for the six and three-month periods ended December 31, 2005 and 2004 are as follows:

                                                          December 31,
                                                              2005
                                                          ------------
          Assets:
              Current assets(1)                           $    381,042
              Equipment                                        135,336
                                                          ------------

            Total assets                                  $    516,378
                                                          ============

          Liabilities and members' equity:
              Current liabilities(2)                      $    438,301
              Members' equity                                   78,077
                                                          ------------

          Total liabilities and members' equity           $    516,378
                                                          ============

          (1) Current assets include receivables of $44,117 due from the 51% owner of EPT.
          (2) Current liabilities include a payable of $14,412 due to the 51% owner of EPT.

                 Three Months Ended              Six Months Ended
                      December 31,                 December 31,
                  2005           2004          2005           2004
             --------------  ------------  -------------  ------------
Revenues(1)  $     645,460        60,434      1,045,196       144,859
Expenses(2)       (707,287)     (121,487)    (1,141,600)     (197,839)
             --------------  ------------  -------------  ------------
Net loss     $     (61,827)      (61,053)       (96,404)      (52,980)
             ==============  ============  =============  ============

     (1) Revenues include $1,045,122 and $9,562 of sales to the 51% owner of EPT for the six months ended December 31, 2005 and 2004, respectively ($272,327 and $9,562 for the three months ended December 31, 2005 and 2004, respectively).
     (2) Expenses include $45,671 and $19,070, respectively of charges paid to the 51% owner of EPT for the six months ended December 31, 2005 and 2004, respectively ($37,756 and $19,070 for the three months ended December 31, 2005 and 2004, respectively).

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

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

INVESTMENT IN BIOAGRA:

On  August  15,  2005,  the  Company  entered  into  a  joint  venture with Xact
Resources, a privately held company. The Company purchased a 50% equity interest in the joint venture, BioAgra, for $905,000 in cash (which includes $405,000 previously advanced to Xact Resources as of June 30, 2005) and a note payable of $595,000, which was paid in full on September 15, 2005. BioAgra is to manufacture and sell a beta glucan product, YBG-2000 also known as AgraStimTM, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed.

BioAgra (a development stage company) is in the process of constructing a production line. BioAgra expects to begin producing and shipping product during the quarter ending March 31, 2006.

As consideration for Arizcan's efforts to assist NanoPierce with its efforts to obtain equity financing, the Company entered into an agreement with Arizcan, in which the Company is to pay to Arizcan 20% of any cash distributions paid to the Company by and from BioAgra, until such time as Arizcan shall be paid $800,000 (Note 6).

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. At December 31, 2005, the Company's investment in BioAgra is $1,157,584.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

Unaudited financial information of BioAgra as of December 31, 2005 and for the three month period ended December 31, 2005 and the period from August 15, 2005 through December 31, 2005, is as follows:

                                                               December 31,
                                                                   2005
                                                               ------------
          Assets:
              Current assets                                   $    137,417
              Equipment, net                                      1,222,047
              Land and building under capital lease, net          1,135,742
                                                               ------------

            Total assets                                       $  2,495,206
                                                               ============

          Liabilities and members' equity:
              Current liabilities(1)                           $    653,390
              Obligation under capital lease(2)                   1,026,648
                                                               ------------

            Total liabilities                                     1,680,038

              Members' equity                                       815,168
                                                               ------------

          Total liabilities and members' equity                $  2,495,206
                                                               ============

          (1)  Includes $400,000 owed to the Company.
          (2) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

                                               August 15, 2005
                        Three Months Ended         through
                        December 31, 2005     December 31, 2005
                        -------------------  -------------------
     Revenues           $                -   $                -
     Expenses                     (198,902)            (684,832)
                        -------------------  -------------------
     Net loss           $         (198,902)  $         (684,832)
                        ===================  ===================

INVESTMENT  IN  SCIMAXX  SOLUTIONS,  LLC:

On September 15, 2003, the Company entered into an agreement to receive a 50% interest in a joint venture agreement with Scimaxx, LLC. The name of the joint venture was Scimaxx Solutions, LLC (Scimaxx Solutions). The purpose of the joint venture was to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity.

At December 31, 2004, Scimaxx Solutions had total assets of $79,664 of which $607 were current assets and $79,057 were equipment, total liabilities of $61,619 and members' equity of $18,045.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

For the three and six months ended December 31, 2004, Scimaxx Solutions recorded revenues of $0 and $5,721, respectively, and expenses of $21,623 and $53,320, respectively, resulting in a net loss of $21,623 and $47,599, respectively. Scimaxx Solutions ceased operations in April 2005.

4.     NOTES AND ADVANCES PAYABLE:

RELATED PARTIES:

In June 2005, an officer/director of the Company loaned $41,000 to the Company in exchange for an unsecured, 5% note payable due in December 2005. In June 2005, the Company paid $337 plus accrued interest of $17. In August 2005, the Company paid the remaining $40,663 plus accrued interest of $298.

OTHER:

In June 2005, an unrelated party loaned the Company $25,000 in exchange for an unsecured, 8% promissory note due in December 2005 and 75,000 shares of the Company's restricted common stock, which were issued in July 2005. The common stock had a market value of $150,000 (based on the closing market price of $2.00 per share on the date of the transaction). The relative fair value of the common stock ($21,428) was accounted for as a discount against the face amount of the note. The effective interest rate on this note was 85%. On August 8, 2005, the Company paid the $25,000, plus accrued interest of $208. Through that date, the discount of $21,428 was fully amortized to interest expense.

In June 2005, an unrelated third party loaned the Company $150,000 in exchange for an unsecured, promissory note due in September 2005 with interest at 15% per quarter and 100,000 shares of the Company's restricted common stock (50,000 shares were issued in June 2005 and the remaining 50,000 shares were issued in July 2005). At the date of issuance, the common stock had a market value of $180,000 (based on the closing market price of $1.80 per share on the date of the transaction). The relative fair value of the common stock($81,718) was accounted for as a discount applied against the face amount of the note. The effective interest rate on this note was 54%. As of June 30, 2005, $7,272 of the discount had been amortized to interest expense. On September 8, 2005, the Company paid the $150,000, plus accrued interest of $22,500. Through that date, the remaining discount of $74,446 was fully amortized to interest expense.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

During July and August 2005, six unrelated third parties loaned the Company a total of $150,000 in exchange for unsecured, 8% promissory notes due in December 2005 and a total of 330,000 shares of the Company's restricted common stock. The common stock had a total market value of $574,000 (based on the closing market prices which ranged from $1.60 to $1.80 per share at the date of each transaction). The relative fair value of the common stock ($117,886) was accounted for as a discount applied against the face amount of the notes. The discount was amortized over the terms of the promissory notes as additional interest expense. The effective interest rate on these notes is 85%. On August 8, 2005, the Company paid the $150,000, plus accrued interest of $642. Through that date, the discount of $117,886 was fully amortized to interest expense.

5.     DERIVATIVE  WARRANT  LIABILITY:

During November and December 2005, the Company sold 500,625 shares of its restricted common stock for $400,500. In connection with the sale of the restricted common shares, the Company agreed to issue warrants exercisable into 500,625 shares of the Company's common stock. The common stock had a total market value of $714,125 (based on the closing market prices which ranged from $1.00 to $1.60 per share at the date of each transaction). The warrants had an aggregate estimated fair value of $312,167 (using the Black-Scholes model). The relative fair value of the warrants ($119,339) was accounted for as a liability in accordance with EITF 00-19, as the Company's authorized and unissued shares available to settle the warrants (after considering all other commitments that may require the issuance of stock during the maximum period the warrant could remain outstanding) were determined to be insufficient.

During December 2005, the Company sold 127,500 shares of its restricted common stock for $102,000. These shares of common stock were not issued until January 2006. In connection with the sale of the restricted common shares, the Company agreed to issue warrants exercisable for 127,500 shares of the Company's common stock. The common stock had a total market value of $178,000 (based on the closing market prices which ranged from $1.20 to $1.60 per share at the date of each transaction). The warrants had an aggregate estimated fair value of $76,657 (using the Black-Scholes model). The relative fair value of the warrants ($30,600) was accounted for as a liability in accordance with EITF 00-19, as the Company's authorized and unissued shares available to settle the warrants (after considering all other commitments that may require the issuance of stock during the maximum period the warrant could remain outstanding) were determined to be insufficient.

In February 2006, after the effectiveness of the reverse split and the increase in authorized shares, the fair value of the warrants was reclassified to equity in accordance with EITF 00-19.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

The fair value of the warrants are evaluated at each reporting period with any resulting change in fair value being reflected in the condensed consolidated statement of operations. The Company recognized a loss of $4,158 for the six months ended December 31, 2005, due to the change in the fair value of the warrants from the date of issuance. At December 31, 2005, the warrants fair value is estimated to be $154,098.

6.     OTHER  LIABILITIES

The Company has recorded an $800,000 payable to Arizcan, which represents the costs incurred in connection with a $1.5 million offering of equity securities.

In December 2005, the Company received an advance payment of $200,000 on the purchase of 200,000 shares of its Series A Convertible Preferred Shares from Arizcan. The Company recorded the advance as a liability and agreed to apply the advance to the final purchase of the Preferred Shares. In January 2006, Arizcan completed the purchase of the Preferred Shares.

7.     SHAREHOLDERS' EQUITY:

COMMON STOCK:

Current Year Transactions

In connection with the issuance of a $150,000 promissory note in June 2005, the Company agreed to issue 100,000 shares of its restricted common stock, valued at $81,718, of which 50,000 shares were issued in June 2005, and 50,000 shares were issued in July 2005.

In connection with the issuance of a $25,000 promissory note in June 2005, the Company agreed to issue 75,000 shares of its restricted common stock, valued at $21,428, which were issued in July 2005.

During July and August 2005, in connection with the issuance of promissory notes totaling $150,000, the Company issued 330,000 shares of its restricted common stock, valued at $117,886.

In August 2005, warrants to purchase 1,535,000 shares of common stock were exercised for cash proceeds of $1,535,000 in exchange for 1,535,000 shares of common stock. The exercise price of these warrants was lowered from $2.00 and $3.00 per share to $1.00 per share in connection with the exercise.

In October 2005, the Company issued 50,000 shares of its restricted common stock, valued at $90,000, in satisfaction of a $90,000 liability incurred in connection with the Company's financing efforts.

During October 2005, the Company issued 43,750 shares of its restricted common stock in exchange for $35,000. The shares had a purchase price of $0.80 per share (based on a 50% discount from the closing market price, $1.60 per share, on the date of each transaction).

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

During November and December 2005, the Company issued 500,625 shares of its restricted common stock and warrants to purchase 500,625 shares of its restricted common stock for $400,500, of which $2,000 was recorded as receivable for the issuance of common stock at December 31, 2005. The warrants have an exercise price of $1.00 per share and a term of 3 years. The shares of common stock had a purchase price of $0.80 share and are to be registered by the Company with the Securities and Exchange Commission (SEC).

During December 2005, the Company sold 127,500 shares of its restricted common stock for $102,000. These shares of common stock were not issued until January 2006. In connection with the sale of the restricted common shares, the Company agreed to issue three-year warrants to purchase 127,500 shares of the Company's common stock at $1.00 per share. The shares of common stock had a purchase price of $0.80 share and are to be registered by the Company with the SEC.

In January 2006, the Company issued 118,592 shares of its restricted common stock and warrants to purchase 118,592 shares of its restricted common stock for $94,873. The warrants have an exercise price of $1.00 per share and a term of three years. The shares of common stock had a purchase price of $0.80 per share and are to be registered by the Company with the SEC.

Six Months Ended December 31, 2004

During the six months ended December 31, 2004, the Company issued 60,000 shares of common stock upon the exercise of warrants. The Company received net cash proceeds of $112,801 (net of $7,200 of offering costs).

WARRANTS:

During the six months ended December 31, 2005, warrants to purchase 117,709 shares of common stock expired.

In December 2005 warrants to purchase 238,667 shares of common stock were canceled by their holders. The warrants were cancelled to reduce the total dilutive securities below the authorized share limit, to allow the Company to enter into additional equity financing in December 2005. In return for the cancellation of such warrants, the Company agreed to issue warrants to purchase 3,500,000 common shares. The warrants have an exercise price of $1.00 and have a term of 3 years. These warrants were issued in February 2006.

OPTIONS:

In December 2005, officers and a director of the Company agreed to cancel options under the Company's 1998 Compensatory Stock Option Plan exercisable for 31,250 shares of the Company's stock.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

In January 2006, an officer and director of the Company agreed to cancel options under the Company's 1998 Compensatory Stock Option Plan exercisable for 15,000 shares of the Company's stock.

The officers and director did not receive any consideration in return for the cancellations.

CAPITAL  TRANSACTION:

In August 2005, an officer/shareholder of the Company forgave $8,750 of accrued salary, which has been accounted for as a capital transaction and has resulted in an increase in additional paid in capital.

8.     COMMITMENTS AND CONTINGENCIES

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

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

In May 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company breached an October 20, 2000 Stock Purchase Agreement, by not issuing 370,945 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 225,012 shares due in connection with the third reset date. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court, LLC. In February 2006, the Supreme Court of the State of New York, County of New York issued an injunction ordering the Company to reserve 3.7% of the Company's issued and outstanding common stock (832,029 shares at February 13, 2006). The Company has set aside these shares. The Company has filed counterclaims seeking various forms of relief against Harvest Court, LLC.

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

RECENT  EVENTS

     On January 19, 2006, the Company's Board approved an amendment to our Articles of Incorporation to change the name of the Company from NanoPierce Technologies, Inc. to Vyta Corp.

     On January 19, 2006 the Company's Board of Directors (the "Board") approved an amendment to our Articles of Incorporation to affect a one-for-twenty reverse stock split effective January 31, 2006. All references to shares, options, and warrants in the three and six months ended December 31, 2005 and in prior periods, have been adjusted to reflect the post-reverse split amounts. The Company's common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "VYTC".

     On January 19, 2006, the Company's Board approved an amendment to the Articles of Incorporation to increase the authorized capital of 10,000,000 common shares to 200,000,000 common shares.

RESULTS  OF  OPERATIONS

     The Company had no revenues during the three and six months ended December 31, 2005 and 2004.

     The Company recognized $28,585 of other income, of which $28,250 represented a gain on the extinguishment of liabilities. The Company recognized $8,350 in interest income during the six months ended December 31, 2005 compared to $6,187 during the six months ended December 31, 2004 ($4,419 and $4,687 for the three months ended December 31, 2005 and 2004, respectively).

     Total general and administrative expenses during the six months ended December 31, 2005 were $441,027 compared to $391,260 for the six months ended December 31, 2004 ($216,188 and $178,186 for the three months ended December 31, 2005 and 2004, respectively). The increase of $49,767 is primarily attributable to a $68,210 increase in commission fees, a $22,720 increase in consulting fees, offset by a $24,581 decrease in public relations expense.

     The Company recognized interest expense of $235,350 for the six months ended December 31, 2005 (no interest expense was recognized in the three months ended December 31, 2005). No interest expense was recorded during the three and six months ended December 31, 2004. Of the $235,340 in interest expense, $219 represented related party interest. The remaining $235,131 was incurred in connection with the issuance of promissory notes, which were discounted at the time of issuance. The resulting discounts ($213,760) were amortized over the term of the promissory notes. The promissory notes were paid in full in August 2005, and at that time the discounts were fully amortized.

     During the six months ended December 31, 2005, the Company recognized a net loss of $1,033,254 compared to a net loss of $423,862 during the six months ended December 31, 2004 ($345,674 and $217,568 for the three months ended December 31, 2005 and 2004, respectively). The increase of $609,392, during the six months ended December 31, 2005, is primarily attributable to the increase of $235,350 in interest expense, as explained above and the increase of $389,654 in losses of equity investments.

LIQUIDITY  AND  FINANCIAL  CONDITION

     During the six months ended December 31, 2005, the Company was able to raise $537,500 cash through the sale of 671,875 shares of its restricted common stock and warrants to purchase 628,125 shares of its restricted common stock.

     In August 2005, the Company was able to raise $1,535,000 cash through the exercise of 1,535,000 warrants with an exercise price of $1.00 per share.

     In August 2005, the Company purchased a 50% equity interest in BioAgra for $905,000 cash (which includes the $405,000 advanced to Xact Resources during the fiscal year ended June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005. BioAgra plans to manufacture and sell a beta glucan product, YBG-2000 to be marketed as AgraStimTM, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed.
BioAgra anticipates beginning production and sale of the beta glucan product AgraStim during the quarter ending March 31, 2006.

     Additionally, the Company entered into an agreement with Arizcan Properties, Ltd. ("Arizcan") whereby the Company will pay to Arizcan, 20% of any cash distributions paid to the Company by BioAgra, until such time as Arizcan shall be paid $800,000.

     In September 2005, the Company executed a Subscription Agreement to sell shares of the Company's preferred stock with Arizcan. The Subscription Agreement provides for the sale of 200,000 shares of a Class A 8% cumulative and participating preferred shares with a sales price of $7.50 per share. The preferred shares are convertible into 60% of the Company's issued and outstanding post-split shares of the Company's common stock on the date of conversion. In December 2005, the Company received an advance payment of $200,000 in connection with the purchase of the Preferred Shares. On January 19, 2006, the Company completed the sale of 200,000 Preferred Shares for $400,000 cash ($200,000 of which was received in December 2005) and an unsecured corporate promissory note of $1,100,000. The promissory note is due on January 18, 2007. In February 2006, Arizcan converted the 200,000 shares of preferred stock into 15,000,000 shares of the Company's restricted common stock. Upon conversion, Arizcan held approximately 67% of the issued and outstanding common stock of the Company.

     During the six months ended December 31, 2005, the Company used $427,379 in operating activities. Net cash provided by financing activities was $1,459,337; $960,663 was used to pay notes payable, $2,070,500 was received from the exercise of warrants and the issuance of common stock and warrants and $150,000 was received from notes payable. Net cash used in investing activities was $810,881; $500,000 was used to purchase the 51% equity interest in the BioAgra joint venture. The Company had $247,412 of cash and cash equivalents at December 31, 2005, which is being used to support the operations and activities of BioAgra, in which the Company owns a 50% equity interest. During the six months ended December 31, 2004, the Company used $314,126 in operating activities from continuing operations. During the six months ended December 31, 2004, the Company used $46,052 to pay a note payable.

     As of December 31, 2005, if all existing outstanding warrants issued in a January 2004 private placement were exercised, the Company will be required to issue an additional 1,342,500 shares of common stock, and the Company, on a fully diluted basis (including the reservation of 832,029 shares as required by the court in the Financing Agreement Litigation), would have 29,347,244 shares of common stock issued and outstanding.

     As of December 31, 2005, if the warrants issued to investors in the private placement described above are all exercised, the Company would receive approximately an additional $2,842,500. However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided that it may use the additional funds received from the exercise of these warrants to acquire a revenue generating company or to acquire technology complementary to the current technology of the Company, its ownership interest in ExypnoTech and any other licensing agreements or joint venture agreements that the Company may enter in the future.

     The Company intends to use the funds raised through recent sales of its restricted common shares and preferred shares to support the operations of the Company over the next 12 months. Operational plans include a corporate restructuring in January 2006, as discussed above, and administrative support provided to BioAgra. The Company expects to receive funds from BioAgra in the form of payment of outstanding promissory notes and through payments as specified in the operating agreement for BioAgra. The Company initially plans to use such funds to support administrative activities. The Company continues to evaluate additional merger and acquisition opportunities.

CRITICAL ACCOUNTING POLICY

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY'S COMMON STOCK:

The Company accounts for obligations and instruments potentially to be settled in the Company's own stock in accordance with EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Under EITF 00-19 contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

ITEM  3.  CONTROLS  AND  PROCEDURES

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on that review and evaluation, the CEO and CFO have concluded that, as of the date of their evaluation, the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls that could significantly affect such internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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

In May 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company breached an October 20, 2000 Stock Purchase Agreement, by not issuing 370,945 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 225,012 shares due in connection with the third reset date. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court, LLC. In February 2006, the Supreme Court of the State of New York, County of New York issued an injunction ordering the Company to reserve 3.7% of the Company's issued and outstanding common stock (832,029 shares at February 13, 2006). The Company has set aside and reserved these shares. The Company has filed counterclaims seeking various forms of relief against Harvest Court, LLC.

                           PART II - OTHER INFORMATION

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     The Company made the following unregistered sales of its securities from October 1, 2005 through December 31, 2005.

DATE OF     TITLE OF     NO. OF
 SALE      SECURITIES    SHARES          CONSIDERATION          CLASS OF PURCHASER
--------  ------------  ---------  ---------------------------  ------------------
10/28/05  Common Stock    625,000  $25,000                      Business Associate
----------------------------------------------------------------------------------
10/31/05  Common Stock    250,000  $10,000                      Business Associate
----------------------------------------------------------------------------------
11/2/05   Common Stock    250,000  $10,000 for 250,000 shares
          Warrant          12,500  of common stock and          Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------
11/10/05  Common Stock    125,000  $5,000 for 125,000 shares
          Warrant           6,250  of common stock and          Business Associate
                                   warrant for 6,250 shares
----------------------------------------------------------------------------------
11/30/05  Common Stock  1,250,000  $50,000 for 1,250,000
          Warrant          62,500  shares of common stock and   Business Associate
                                   warrant for 62,500 shares
----------------------------------------------------------------------------------
12/2/05   Common Stock    625,000  $25,000 for 625,000 shares
          Warrant          31,250  of common stock and a        Business Associate
                                   warrant for 31,250 shares
----------------------------------------------------------------------------------
12/2/05   Common Stock    625,000  $25,000 for 625,000 shares
          Warrant          31,250  of common stock and a        Business Associate
                                   warrant for 31,250 shares
----------------------------------------------------------------------------------
12/2/05   Common Stock    625,000  $25,000 for 625,000 shares
          Warrant          31,250  of common stock and a        Business Associate
                                   warrant for 31,250 shares
----------------------------------------------------------------------------------
12/6/05   Common Stock  1,875,000  $75,000 for 1,875,000
          Warrant          93,750  shares of common stock and
                                   a warrant for 93,750         Business Associate
                                   shares
----------------------------------------------------------------------------------
12/6/05   Common Stock  1,875,000  $75,000 for 1,875,000
          Warrant          93,750  shares of common stock and
                                   a warrant for 93,750         Business Associate
                                   shares
----------------------------------------------------------------------------------
12/7/05   Common Stock    625,000  $25,000 for 625,000 shares
          Warrant          31,250  of common stock and a        Business Associate
                                   warrant for 31,250 shares
----------------------------------------------------------------------------------
12/7/05   Common Stock    250,000  $10,000 for 250,000 shares
          Warrant          12,500  of common stock and a        Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------
12/12/05  Common Stock    200,000  $8,000 for 200,000 shares
          Warrant          10,000  of common stock and a        Business Associate
                                   warrant for 10,000 shares
----------------------------------------------------------------------------------
12/20/05  Common Stock    375,000  $15,000 for 375,000 shares
          Warrant          18,750  of common stock and a        Business Associate
                                   warrant for 18,750 shares
----------------------------------------------------------------------------------
12/22/05  Common Stock    125,000  $5,000 for 125,000 shares
          Warrant           6,250  of common stock and a        Business Associate
                                   warrant for 6,250 shares
----------------------------------------------------------------------------------
12/22/05  Common Stock    937,500  $37,500 for 937,500 shares
          Warrant          46,875  of common stock and a        Business Associate
                                   warrant for 46,875 shares
----------------------------------------------------------------------------------
12/22/05  Common Stock    250,000  $10,000 for 250,000 shares
          Warrant          12,500  of common stock and a        Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------

The warrants have an exercise price of $1.00 per share and a term of 3 years.

Exemption From Registration Claimed

     All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

          Exhibit 11    Computation of Net Loss Per Share

          Exhibit 31.1  Certification  of  Chief  Executive  Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act

          Exhibit 31.2  Certification  of  Chief  Financial  Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act

          Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

          Exhibit 32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                                        5
     (b) CURRENT REPORTS ON FORM 8-K. The registrant filed the following current reports on Form 8-K during the quarter ended December 31, 2005:

          - Current Report on Form 8-K dated, October 7, 2005, filed with the Securities and Exchange Commission on October 7, 2005 (Item 7.01 Regulation FD Disclosure - Shareholder Letter and Item
               9.01 Financial Statements and Exhibits - copy of October 7, 2005 Shareholder Letter)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VYTA  CORP

                                         (REGISTRANT)

Date:  February  21,  2006               /s/Paul  H.  Metzinger
                                         ------------------------------
                                         Paul  H.  Metzinger,
                                         President  &  CEO


Date:  February 21, 2006                 /s/Kristi J. Kampmann
                                         ------------------------------
                                         Kristi  J.  Kampmann,
                                         Chief  Financial  Officer