Form 10QSB
period 2006-03-31
Vyta Corp
filed 2006-05-22
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2006

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

As of May 19, 2006 there were 22,493,512 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format     Yes      No  X
                                                          ---     ---

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements(Unaudited)                                        Page
                                                                                  ----
           Report of Independent Registered Public Accounting Firm                 F-1

           Condensed Consolidated Balance Sheet -March 31, 2006                    F-2

           Condensed Consolidated Statements of Operations  -
               Three and Nine months ended March 31, 2006 and 2005                 F-3

           Condensed Consolidated Statements of Comprehensive
               Loss - Three and Nine months ended March 31, 2006 and 2005          F-4

           Condensed Consolidated Statement of Changes in Shareholders'
               Equity -Nine months ended March 31, 2006                            F-5

           Condensed Consolidated Statements of Cash Flows -
               Nine months ended March 31, 2006 and 2005                           F-7

           Notes to Condensed Consolidated Financial Statements                    F-9

Item 2.    Management's Discussion and Analysis                                    1

Item 3.    Controls and Procedures                                                 4

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds             6

Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits                                                                8

SIGNATURES                                                                         9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Vyta Corp

We have reviewed the accompanying condensed consolidated balance sheet of Vyta Corp (formerly known as NanoPierce Technologies, Inc.) and subsidiaries as of March 31, 2006, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended March 31, 2006 and 2005, the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2006 and 2005, and the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended March 31, 2006. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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


/s/ GHP HORWATH, P.C.

Denver, Colorado
May  16,  2006

                            VYTA CORP AND SUBSIDIARIES
                 (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                       Condensed Consolidated Balance Sheet
                                  March 31, 2006
                                    (Unaudited)

                                      Assets
                                      ------
Current assets:
  Cash and cash equivalents                                          $    125,741
  Interest and other receivables                                            1,586
  Prepaid expenses                                                         39,368
  Note receivable, related party (Note 2)                               1,005,078
                                                                     -------------
    Total current assets                                                1,171,773
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           66,357
  Less accumulated depreciation                                           (54,793)
                                                                     -------------
                                                                           11,564
                                                                     -------------

Other assets:
  Interest receivable                                                      13,844
  Deposits and other                                                       19,330
  Notes receivable, affiliate (Note 2)                                    875,000
  Investments in affiliates (Note 3)                                    1,229,746
                                                                     -------------
                                                                        2,149,484
                                                                     -------------

      Total assets                                                   $  3,321,257
                                                                     =============

                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
  Accounts payable                                                   $    161,032
  Accrued liabilities                                                      10,427
                                                                     -------------
    Total liabilities  (all current)                                      171,459
                                                                     -------------

Commitments and contingencies (Notes 4, 5 and 8)

Shareholders' equity (Note 7):
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
    none issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
    22,493,512 shares issued and outstanding                                2,250
  Additional paid-in capital                                           28,015,896
  Accumulated other comprehensive income                                  123,228
  Accumulated deficit                                                 (24,991,576)
                                                                     -------------
    Total shareholders' equity                                          3,149,798
                                                                     -------------

      Total liabilities and shareholders' equity                     $  3,321,257
                                                                     =============

See notes to condensed consolidated financial statements.

                                 VYTA CORP AND SUBSIDIARIES
                     (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                      Condensed Consolidated Statements of Operations
                                        (Unaudited)

                                             Three Months Ended     Nine Months Ended
                                                 March 31,               March 31,
                                        -------------------------  ------------------------
                                            2006         2005         2006         2005
                                        ------------  -----------  -----------  -----------
Revenues                                $         -            -            -            -
                                        ------------  -----------  -----------  -----------

General and administrative expense         (250,519)    (213,036)    (691,546)    (604,296)
                                        ------------  -----------  -----------  -----------

Loss from operations                       (250,519)    (213,036)    (691,546)    (604,296)
                                        ------------  -----------  -----------  -----------

Other income (expense):
  Other income                                    -           30       28,585       10,538
  Interest income, related party             31,895        5,720       40,245       11,907
  Equity losses of affiliates (Note 3)      (40,242)     (64,918)    (429,896)    (114,215)
  Loss on revaluation of derivative
    warrant liability (Note 5)              (70,137)           -      (74,295)           -
  Interest expense                                -            -     (235,131)           -
  Interest expense, related party                 -            -         (219)           -
                                        ------------  -----------  -----------  -----------
                                           (78,484)      (59,168)    (670,711)     (91,770)
                                        ------------  -----------  -----------  -----------

Net loss                                   (329,003)    (272,204)  (1,362,257)    (696,066)
                                        ------------  -----------  -----------  -----------

Beneficial conversion feature (Note 1)   (1,500,000)           -   (1,500,000)           -
                                        ------------  -----------  -----------  -----------

Net loss applicable to common
  shareholders                          $(1,829,003)    (272,204)  (2,862,257)    (696,066)
                                        ============  ===========  ===========  ===========

Net loss per share, basic and diluted
  (Note 1)                              $     (0.11)       (0.06)       (0.29)       (0.15)
                                        ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding (Note 1)            16,972,602    4,562,952    9,818,450    4,537,697
                                        ============  ===========  ===========  ===========

     See notes to condensed consolidated financial statements.

                             VYTA CORP AND SUBSIDIARIES
                  (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
               Condensed Consolidated Statements of Comprehensive Loss
                                     (Unaudited)

                                   Three Months Ended          Nine Months Ended
                                        March 31,                 March 31,
                              --------------------------  --------------------------
                                   2006          2005         2006           2005
                              ------------  ------------  ------------  ------------
Net loss                      $  (329,003)     (272,204)   (1,362,257)     (696,066)

Change in unrealized loss on
  securities                         (371)          (72)         (385)         (367)
                              ------------  ------------  ------------  ------------

Comprehensive loss            $  (329,374)     (272,276)   (1,362,642)     (696,433)
                              ============  ============  ============  ============

     See notes to condensed consolidated financial statements.

                                                    VYTA CORP AND SUBSIDIARIES
                                         (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                                Condensed Consolidated Statement of Changes in Shareholders' Equity
                                                 Nine Months Ended March 31, 2006
                                                            (Unaudited)

                              Preferred stock         Common stock      Additional  Accumulated other                    Total
                           ----------------------  -------------------   paid-in      comprehensive    Accumulated   shareholders'
                             Shares      Amount      Shares    Amount    capital         income          deficit        equity
                           ---------  -----------  ----------  -------  ----------  ----------------  -------------  -------------
Balances, July 1, 2005
  (Note 1)                        -            -    4,663,045  $   466  24,059,377           122,843   (23,629,319)       553,367

Common stock issued upon
  exercise of warrants,
  net of offering costs
  (Notes 6 and 7)                 -            -    1,535,000      154     734,846                 -             -        735,000

Forgiveness of offering
  cost liability
  (Note 6)                        -            -            -        -     800,000                 -             -        800,000

Common stock issued upon
  issuance of notes
  payable
  (Notes 4 and 7)                 -            -      455,000       46     117,840                 -             -        117,886

Common stock and
  warrants issued for
  cash (Notes 5 and 7)            -            -      790,467       79     453,067                 -             -        453,146

Common stock issued as
  payment of commission           -            -       50,000        5      89,995                 -             -         90,000

Series A preferred stock
  issued for cash and
  note receivable           200,000    1,500,000            -        -           -                 -             -      1,500,000

Common stock issued upon
  conversion of Series A
  preferred stock          (200,000)  (1,500,000)  15,000,000    1,500   1,498,500                 -             -              -

Reclassification of
  derivative warrant
  liability to equity
  (Note 5)                        -            -            -        -     253,521                 -             -        253,521

Forgiveness of accrued
  payroll owed to
  officer /shareholder            -                         -        -       8,750                 -             -          8,750

Net loss                          -            -            -        -           -                 -    (1,362,257)    (1,362,257)

                                   (continued)

                                                 VYTA CORP AND SUBSIDIARIES
                                      (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                             Condensed Consolidated Statement of Changes in Shareholders' Equity
                                              Nine Months Ended March 31, 2006
                                                         (Unaudited)
                                                         (Continued)

                          Preferred stock       Common stock      Additional  Accumulated other                     Total
                          ----------------  --------------------   paid-in      comprehensive     Accumulated   shareholders'
                          Shares    Amount    Shares     Amount    capital          income          deficit        equity
                          -------  -------  ----------  --------  ----------  -----------------  -------------  ------------
Other comprehensive
  loss:
    Change in unrealized
      gain on securities        -        -           -         -           -                385             -            385
                          -------  -------  ----------  --------  ----------  -----------------  -------------  ------------
Balances,
  March 31, 2006                -        -  22,493,512  $  2,250  28,015,896            123,228   (24,991,576)     3,149,798
                          =======  =======  ==========  ========  ==========  =================  =============  ============

See notes to condensed consolidated financial statements.

                                VYTA CORP AND SUBSIDIARIES
                    (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                   Nine Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2006           2005
                                                              -------------  ------------
Cash flows from operating activities:
 Net loss                                                     $ (1,362,257)     (696,066)
                                                              -------------  ------------
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Amortization expense                                              67,561             -
  Depreciation expense                                               4,281         5,441
  Equity losses of affiliates                                      429,896       114,215
  Amortization of discounts on notes payable                       213,760             -
  Provision for losses on note receivable                                -        35,000
  Loss on revaluation of derivative warrant
    liability (Note 5)                                              74,295             -
  Changes in operating assets and liabilities:
  Increase in interest and other receivables                       (11,607)       (3,359)
  (Increase) decrease in prepaid expenses                          (15,623)       40,968
  (Decrease) increase in accounts payable and accrued
    liabilities                                                    (52,473)       50,607
                                                              -------------  ------------
 Total adjustments                                                 710,090       242,872
                                                              -------------  ------------

    Net cash used in operating activities                         (652,167)     (453,194)
                                                              -------------  ------------

Cash flows from investing activities:
  Increase in notes receivable                                    (875,000)     (349,000)
  Increase in advances receivable                                        -      (225,000)
  Payment on note receivable                                       275,442             -
  Investment in joint venture (Note 3)                            (500,000)            -
                                                              -------------  ------------
    Net cash used in investing activities                       (1,099,558)     (574,000)
                                                              -------------  ------------

Cash flows from financing activities:
  Exercise of warrants and common stock and warrants issued
    for cash                                                     2,167,372       112,801
  Proceeds from preferred stock purchase (Note 6)                  494,922             -
  Payment of notes payable                                        (960,663)      (61,400)
  Proceeds from issuance of notes payable and common stock         150,000             -
                                                              -------------  ------------
    Net cash provided by financing activities                    1,851,631        51,401
                                                              -------------  ------------

Net increase (decrease) in cash and cash equivalents                99,906      (975,793)

Cash and cash equivalents, beginning                                25,835     1,018,408
                                                              -------------  ------------

Cash and cash equivalents, ending                             $    125,741        42,615
                                                              =============  ============

                                   (Continued)

                               VYTA CORP AND SUBSIDIARIES
                   (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                    Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)
                                       Continued
                                                                   Nine Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                   2006         2005
                                                               ------------  ----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    23,569            -
                                                               ============  ==========

Supplemental disclosure of non-cash investing and financing
  activities:
    Issuance of Series A Preferred Stock in exchange for note
      receivable                                               $ 1,100,000            -
                                                               ============  ==========
    Beneficial conversion feature                              $ 1,500,000            -
                                                               ============  ==========
    Reclassification of derivative warrant liability to
      equity                                                   $   253,521            -
                                                               ============  ==========
    Issuance of common stock in connection with notes payable  $   117,886            -
                                                               ============  ==========
    Issuance of common stock in exchange for accrued
      commissions                                              $    90,000            -
                                                               ============  ==========
    Advances receivable applied to equity investment           $   405,000            -
                                                               ============  ==========
    Equity investment acquired in exchange for note payable    $   595,000            -
                                                               ============  ==========
    Liability recorded for offering costs of common stock
      issuance                                                 $   800,000            -
                                                               ============  ==========
    Forgiveness of offering costs owed in connection with
      common stock issuance                                    $  (800,000)           -
                                                               ============  ==========
    Forgiveness of accrued payroll owed to
      officer/shareholder                                      $     8,750            -
                                                               ============  ==========

     See notes to condensed consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

On January 19, 2006, the Company's Board of Directors (the "Board") approved an amendment to the Company's Articles of Incorporation to effect a one-for-twenty reverse stock split effective January 31, 2006. All references to shares, options, and warrants in the three and nine months ended March 31, 2005 and in prior periods, have been adjusted to reflect the post-reverse split amounts. The Company's common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "VYTC".

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

MANAGEMENT'S  PLANS:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine and three months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,362,257 and a net loss applicable to common shareholders of $2,862,257 for the nine months ended March 31, 2006, and an accumulated deficit of $24,991,576 as of March 31, 2006. The Company has not recognized any revenues from its business operations.

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

The subscription agreement provided for the sale of 200,000 shares of Class A 8% cumulative and participating preferred shares for $7.50 per share. In January 2006, Arizcan purchased 200,000 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") for $400,000 cash and an unsecured promissory note for $1,100,000. The promissory note bears interest at 8% per annum and is due in January 2007. In February 2006, Arizcan converted the 200,000 shares of preferred stock into 15,000,000 shares of the Company's restricted common stock. Upon the conversion, Arizcan held approximately 67% of the issued and outstanding common stock of the Company. The conversion feature was deemed beneficial and accordingly resulted in a beneficial conversion feature of $1,500,000. The intrinsic value of the beneficial conversion feature is limited to the total amount of the proceeds received. As a result of the beneficial conversion feature, net loss applicable to common shareholders was increased by $1,500,000 during the three and nine months ended March 31, 2006. Through May 2006, Arizcan paid the Company cash of $1,100,000 to repay the note in full. Since the note was paid in full prior to the issuance of the March 31, 2006 financial statements, the note receivable has been presented as an asset at March 31, 2006.

DEFERRED CONSULTING COSTS:

In June 2005, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 50,000 shares of the Company's restricted common stock with a market value of approximately $90,000 (based on the closing market price of $1.80 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis over the twelve-month period from the date of the agreement. During the nine months ended March 31, 2006, $67,561 was expensed.

LOSS PER SHARE:

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (6,029,468 shares at March 31, 2006 and 3,809,094 shares at March 31, 2005) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

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

No options were granted to employees during the nine months ended March 31, 2006 or 2005.

RECENTLY  ISSUED  ACCOUNTING  STANDARD:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning on July 1, 2006. Management is currently evaluating the provisions of this standard. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company's financial position and results of operations in future periods.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

2.   NOTES AND  ADVANCES  RECEIVABLE:

In January 2006, the Company sold 200,000 shares of Class A 8% cumulative and participating preferred shares for $400,000 cash and an unsecured promissory note for $1,100,000 to Arizcan. The promissory note has a due date of January 17, 2007 and a 8% annual interest rate. During the three months ended March 31, 2006, the Company received payments totaling $110,000, which included interest of $11,729. On March 31, 2006, the note had an outstanding balance of $1,005,298, of which $220 was accrued interest. During April and May 2006, the Company received payments totaling $1,010,097, of which $5,019 was accrued interest. The note was paid in full in May 2006.

During the nine months ended March 31, 2006, the Company loaned $875,000 to BioAgra (Note 3). In exchange for the loans, the Company received secured, 7.5% promissory notes, of which $700,000 are due on June 30, 2006 and $175,000 are due on August 31, 2006. The funds were loaned to facilitate BioAgra's completion of its first production line and the purchase of inventory for production. The promissory notes are collateralized by all equipment, furnishings, present and future accounts, collateral securing such accounts, tangible and intangible personal property and any proceeds from any of the foregoing located on BioAgra's premises. Additionally, the promissory notes are to be paid in full prior to any disbursements being made to the members of the joint venture. During April 2006, the Company loaned an additional $600,000 to BioAgra with the same terms as the original promissory notes, which is due on October 31, 2006. During May 2006, the Company loaned BioAgra an additional $186,570, with the same terms as the original promissory notes, which is due on October 31, 2007.

In November 2004, the Company loaned $314,000 to Arizcan. In exchange for the loan, the Company received an unsecured, 7% promissory note, which was due on October 31, 2005. The funds were loaned to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 785,000 shares of the Company's common stock (Note 6). In June 2005, the Company received a payment of $50,000, which included interest of $11,442. In December 2005, the Company received a payment of $100,000, which included interest of $10,881. In February 2006, the Company received payments totaling $188,718, which included interest of $2,395. The note was paid in full at that time.

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

3.   INVESTMENTS  IN  AFFILIATES:

INVESTMENT IN EXYPNOTECH, GMBH:

In December 2003, TagStar Sytems, Gmbh, a German entity formed by former employees of ExypnoTech, Gmbh ("EPT"), purchased a controlling 51% equity interest in EPT in exchange for $98,000, of which $62,787 has been received through March 31, 2006. The Company accounts for its investment in EPT under the equity method of accounting. Under the equity method of accounting, the carrying amount of the Company's investment in EPT ($201,954 at March 31, 2006) is adjusted to recognize the Company's proportionate share of EPT's income
(loss)  each  period.

Unaudited financial information of EPT as of March 31, 2006, and for the nine and three-month periods ended March 31, 2006 and 2005 are as follows:

                                                   March 31,
                                                     2006
                                                  ----------
          Assets:
              Current assets(1)                   $  648,944
              Equipment                              111,950
                                                  ----------

            Total assets                          $  760,894
                                                  ==========

          Liabilities and members' equity:
              Current liabilities                 $  496,649
              Members' equity                        264,245
                                                  ----------

          Total liabilities and members' equity   $  760,894
                                                  ==========

          (1) Current assets include receivables of $222,246 due from the 51% owner of EPT.

                   Three Months Ended            Nine Months Ended
                        March 31,                    March 31,
                  2006            2005          2006          2005
             --------------  ------------  -------------  ------------
Revenues(1)  $     821,429       171,716      1,866,625        34,885
Expenses(2)       (638,675)     (147,112)    (1,780,275)     (246,556)
             --------------  ------------  -------------  ------------
Net income
  (loss)     $     182,754        24,604         86,350      (211,671)
             ==============  ============  =============  ============

     (1) Revenues include $1,550,832 and $9,562 of sales to the 51% owner of EPT for the nine months ended March 31, 2006 and 2005, respectively
          ($505,710 and $9,562 for the three months ended March 31, 2006 and 2005, respectively).
     (2) Expenses include $83,525 and $19,070, respectively of charges paid to the 51% owner of EPT for the nine months ended March 31, 2006 and 2005, respectively ($37,854 and $19,070 for the three months ended
          March  31,  2006  and  2005,  respectively).

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

BioAgra (a development stage company) has completed construction of a production line. BioAgra began producing and shipping product during the quarter ending June 30, 2006.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. At March 31, 2006, the Company's investment in BioAgra is $1,027,792.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

Unaudited financial information of BioAgra as of March 31, 2006 and for the three month period ended March 31, 2006 and the period from August 15, 2005 through March 31, 2006, is as follows:

                                                            March 31,
                                                              2006
                                                           ----------
          Assets:
              Current assets                               $    5,828
              Equipment, net                                1,791,087
              Land and building under capital lease, net    1,107,531
                                                           ----------
            Total assets                                   $2,904,446
                                                           ==========

          Liabilities and members' equity:
              Current liabilities(1)                       $1,345,617
              Obligation under capital lease(2)             1,003,246
                                                           ----------

            Total liabilities                               2,348,863

              Members' equity                                 555,583
                                                           ----------

          Total liabilities and members' equity            $2,904,446
                                                           ==========

          (1) Includes $875,000 owed to the Company. (2) BioAgra leases land and a building under a ten-year lease expiring in February
               2015,  which  requires  a  monthly  lease  payment  of  $12,000.

                                      August 15, 2005
                Three Months Ended        through
                  March 31, 2006      March 31, 2006
               --------------------  -----------------
     Revenues  $                 -   $              -
     Expenses             (259,584)          (944,416)
               --------------------  -----------------
     Net loss  $          (259,584)  $       (944,416)
               ====================  =================

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

At March 31, 2005, Scimaxx Solutions had total assets of $70,531 of which $76 were current assets and $70,455 were equipment, total liabilities of $73,295 and members' deficit of $2,764.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

For the three and nine months ended March 31, 2005, Scimaxx Solutions recorded revenues of $0 and $5,773, respectively, and expenses of $27,461 and $80,781, respectively, resulting in a net loss of $27,461 and $75,008, respectively. Scimaxx Solutions ceased operations in April 2005.

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

5.   DERIVATIVE  WARRANT  LIABILITY:

During November and December 2005, the Company sold 500,625 shares of its restricted common stock for $400,500. In connection with the sale of the restricted common shares, the Company issued warrants exercisable into 500,625 shares of the Company's common stock. The common stock had a total market value of $714,125 (based on the closing market prices which ranged from $1.00 to $1.60 per share at the date of each transaction). The warrants had an aggregate estimated fair value of $312,167 (using the Black-Scholes model). The relative fair value of the warrants ($119,339) was accounted for as a liability in accordance with EITF 00-19, as the Company's authorized and unissued shares available to settle the warrants (after considering all other commitments that may require the issuance of stock during the maximum period the warrant could remain outstanding) were determined to be insufficient.

During December 2005, the Company sold 127,500 shares of its restricted common stock for $102,000. These shares of common stock were not issued until January 2006. In connection with the sale of the restricted common shares, the Company issued warrants exercisable for 127,500 shares of the Company's common stock. The common stock had a total market value of $178,000 (based on the closing market prices which ranged from $1.20 to $1.60 per share at the date of each transaction). The warrants had an aggregate estimated fair value of $76,657 (using the Black-Scholes model). The relative fair value of the warrants ($30,600) was accounted for as a liability in accordance with EITF 00-19, as the Company's authorized and unissued shares available to settle the warrants (after considering all other commitments that may require the issuance of stock during the maximum period the warrant could remain outstanding) were determined to be insufficient.

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

During January 2006, the Company sold 118,592 shares of its restricted common stock for $94,872. In connection with the sale of the restricted common shares, the Company issued warrants exercisable into 118,592 shares of the Company's common stock. The common stock had a total market value $166,028 (based on a closing market price of $1.40 per share at the date of each transaction). The warrants had an aggregate estimated fair value of $74,141 (using the Black-Scholes model). The relative fair value of the warrants ($29,287) was accounted for as a liability in accordance with EITF 00-19, as the Company's authorized and unissued shares available ot settle the warrants (after considering all other commitments that may require the issuance of stock during the maximum period the warrant could remain outstanding) were determined to be insufficient.

At December 31, 2005, the Company's authorized and unissued common shares were insufficient to settle these warrant contracts. As a result, the value of these warrants was classified as a liability. As a result of the one-for-twenty reverse stock split in February 2006 and the increase in authorized shares, there are now sufficient authorized and unissued common shares to settle these contracts. Accordingly, the fair value of the warrants at the effective date of the stock split was reclassified to additional paid-in capital. During the three and nine months ended March 31, 2006 the Company recorded a loss of $70,137 and $74,295, respectively, on these contracts. The appropriateness of the classification of these contracts is reassessed at each balance sheet date.

6.   OTHER LIABILITIES

The Company had recorded an $800,000 payable to Arizcan, which represents the costs incurred in connection with a $1.5 million offering of equity securities. In March 2006, Arizcan terminated the agreement and forgave the payment of this liability. As a result, in March 2006, the Company has reclassified the liability to equity.

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

During November and December 2005, the Company issued 500,625 shares of its restricted common stock and warrants to purchase 500,625 shares of its restricted common stock for $400,500. The warrants have an exercise price of $1.00 per share and a term of 3 years. The shares of common stock had a purchase price of $0.80 share.

During December 2005, the Company sold 127,500 shares of its restricted common stock for $102,000. In connection with the sale of the restricted common shares, the Company issued three-year warrants to purchase 127,500 shares of the Company's common stock at $1.00 per share. The shares of common stock had a purchase price of $0.80 share.

In January 2006, the Company issued 118,592 shares of its restricted common stock and warrants to purchase 118,592 shares of its restricted common stock for $94,872. The warrants have an exercise price of $1.00 per share and a term of three years. The shares of common stock had a purchase price of $0.80 per share.

In January 2006, the Company sold 200,000 shares of Class A 8% cumulative and participating preferred shares for $400,000 cash and an unsecured promissory note for $1,100,000, which was repaid in cash in May 2006. Each preferred share was convertible into 75 shares of the Company's common stock. In February 2006, the 200,000 shares of the preferred shares were converted into 15,000,000 shares of the Company's restricted common stock.

Nine  Months  Ended  March  31,  2005

During the nine months ended March 31, 2005, the Company issued 1,200,000 shares of common stock upon the exercise of warrants. The Company received cash proceeds of $112,801 (net of $7,200 of offering costs).

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

WARRANTS:

During the nine months ended March 31, 2006, warrants to purchase 192,709 shares of common stock expired.

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

In February 2006, the Company issued warrants to purchase 746,717 shares of common stock. The warrants were issued to full fill commitments made with the sale of common stock from November 2005 through January 2006, as discussed above. The warrants have an exercise price of $1.00 per share and a term of 3 years.

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

                           VYTA CORP AND SUBSIDIARIES
                (Formerly Known as NanoPierce Technologies, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

     Vyta Corp is referred to as "us", "we", or "Company" in this report.

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

RECENT  EVENTS

     On January 19, 2006, the our board of directors approved an amendment to our Articles of Incorporation to change the name of the Company from NanoPierce Technologies, Inc. to Vyta Corp.

     On January 19, 2006 our board of directors approved an amendment to our Articles of Incorporation to affect a one-for-twenty reverse stock split effective January 31, 2006. All references to shares, options, and warrants in the three and nine months ended March 31, 2006 and in prior periods, have been adjusted to reflect the post-reverse split amounts. Our common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "VYTC".

     On January 19, 2006, our board of directors approved an amendment to the Articles of Incorporation to increase our authorized capital from 10,000,000 common shares to 200,000,000 common shares.

RESULTS  OF  OPERATIONS

     We had no revenues during the three and nine months ended March 31, 2006 and 2005.

     We recognized $28,585 of other income, of which $28,250 represented a gain on the extinguishment of liabilities. We recognized $40,245 in interest income during the nine months ended March 31, 2006 compared to $11,907 during the nine months ended March 31, 2005 ($31,895 and $5,720 for the three months ended March 31, 2006 and 2005, respectively). The increase in interest income for the periods ended March 31, 2006 is due to interest recorded on amounts owed to us from BioAgra and Arizcan in the form of notes receivable.

     Total general and administrative expenses during the nine months ended March 31, 2006 were $691,546 compared to $604,296 for the nine months ended March 31, 2005 ($250,519 and $213,036 for the three months ended March 31, 2006 and 2005, respectively). The increase of $87,250 is primarily attributable to a $70,010 increase in commission fees, a $40,679 increase in consulting fees, increase of $29,176 in legal fees offset by a $23,981 decrease in public relations expense.

     We recognized interest expense of $235,350 for the nine months ended March 31, 2006 (no interest expense was recognized in the three months ended March 31, 2006). No interest expense was recorded during the three and nine months ended March 31, 2005. Of the $235,350 in interest expense, $219 represented related party interest. The remaining $235,131 was incurred in connection with the issuance of promissory notes, which were discounted at the time of issuance. The resulting discounts ($213,760) were amortized over the term of the promissory notes. The promissory notes were paid in full in August 2005, and at that time the discounts were fully amortized.

     During the nine months ended March 31, 2006, we recognized a net loss of $1,362,257 compared to a net loss of $696,066 during the nine months ended March 31, 2005 ($329,003 and $272,204 for the three months ended March 31, 2006 and 2005, respectively). The increase of $666,191 during the nine months ended March 31, 2006, is primarily attributable to the increase of $235,350 in interest expense, as explained above, the $74,295 loss on the revaluation of derivative warrants, explained below and the increase of $280,065 in losses of equity investments.

     Included in net loss applicable to common shareholders for the three and nine months ended March 31, 2006 is $1,500,000 related to a beneficial conversion feature recorded in connection with the issuance of preferred stock to Arizcan in February 2006 and the subsequent conversion to common stock during the quarter ended March 31, 2006.

LIQUIDITY  AND  FINANCIAL  CONDITION

     During the nine months ended March 31, 2006, we raised $632,372 cash through the sale of 790,467 shares of our restricted common stock and warrants to purchase 746,717 shares of our restricted common stock.

     In August 2005, we raised $1,535,000 cash through the exercise of 1,535,000 warrants with an exercise price of $1.00 per share.

     In August 2005, we purchased a 50% equity interest in BioAgra for $905,000 cash (which includes the $405,000 advanced to Xact Resources during the fiscal year ended June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005. BioAgra plans to manufacture and sell a beta glucan product, YBG-2000 to be marketed as AgraStimTM, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed. BioAgra began producing and shipping product during the quarter ended June 30, 2006.

     On January 19, 2006, we completed the sale of 200,000 shares of our series A preferred stock for $400,000 cash ($200,000 of which was received in December 2005) and an unsecured corporate promissory note of $1,100,000. In
February 2006, Arizcan converted the 200,000 shares of preferred stock into 15,000,000 shares of the Company's restricted common stock. Upon conversion, Arizcan held approximately 67% of our issued and outstanding common stock. During the three months ended March 31, 2006, Arizcan made payments on the promissory note totaling $110,000, with accrued interest of $11,729. On March 31, 2006, the note had an outstanding balance of $1,005,078, of which $220 was accrued interest. Through May 2006, Arizcan repaid the note in cash.

     During the nine months ended March 31, 2006, we used $652,167 in operating activities. Net cash provided by financing activities was $1,851,631; $960,663 was used to pay notes payable, $2,167,372 was received from the exercise of warrants and the issuance of common stock and warrants and $150,000 was received from notes payable. Net cash used in investing activities was $1,099,558; $500,000 was used to purchase the 51% equity interest in the BioAgra joint venture and $875,000 was advanced to BioAgra to support operations and complete construction of the production line. We had $125,741 of cash and cash equivalents at March 31, 2006, which is being used to support operations and activities of BioAgra, in which we own a 50% equity interest. During the nine months ended March 31, 2005, we used $453,194 in operating activities, advanced $225,000 to Xact Resources for the start up of BioAgra, loaned $349,000 to third parties, received $112,801 from the exercise of warrants and common stock and used $61,400 to pay a note payable.

     As of March 31, 2006, if all existing outstanding warrants issued in a January 2004 private placement were exercised, we will be required to issue an additional 1,342,500 shares of common stock, and the company, on a fully diluted basis (including the reservation of 832,029 shares as required by the court in the Harvest Court, LLC litigation described in Item 1 of Part II of this report), would have 29,353,494 shares of common stock issued and outstanding.

     As of March 31, 2006, if the warrants issued to investors in the private placement described above are all exercised, we would receive approximately an additional $2,842,500. However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, we may use the additional funds received to acquire a revenue generating company or to acquire technology complementary to our current technology, our ownership interest in ExypnoTech and any other licensing agreements or joint venture agreements that we may enter in the future.

     We intends to use the funds raised through recent sales of our restricted common shares and preferred shares to support the operations over the next 12 months. Operational plans include administrative support provided to BioAgra. We expect to receive funds from BioAgra in the form of payment of outstanding promissory notes and through payments as specified in the operating agreement for BioAgra. We initially plan to use such funds to support administrative activities. We continue to evaluate additional merger and acquisition opportunities.

CRITICAL ACCOUNTING POLICIES

RECENTLY  ISSUED  ACCOUNTING  STANDARD:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning on July 1, 2006. Management is currently evaluating the provisions of this standard. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the company's financial position and results of operations in future periods.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY'S COMMON STOCK:

     The company accounts for obligations and instruments potentially to be settled in the Company's own stock in accordance with EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

     Under EITF 00-19 contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

ITEM 3. CONTROLS  AND  PROCEDURES

     We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 15d-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any changes in our disclosure controls and procedures or in other factors that could have materially affected or are reasonably likely to materially affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

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

                           PART II - OTHER INFORMATION

ITEM 2. Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

     The Company made the following unregistered sales of its securities from January 1, 2006 through March 31, 2006.

DATE OF   TITLE OF       NO. OF
 SALE    SECURITIES      SHARES           CONSIDERATION         CLASS OF PURCHASER
 ----    ----------      ------           -------------         ------------------
----------------------------------------------------------------------------------
 1/5/06  Common Stock      62,500  50,000 for 62,250 shares
         Warrant           62,500  of common stock and          Business Associate
                                   warrant for 62,500 shares
----------------------------------------------------------------------------------
 1/5/06  Common Stock      12,500  10,000 for 12,500 shares
         Warrant           12,500  of common stock and          Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------
 1/5/06  Common Stock      12,500  10,000 for 12,500 shares
         Warrant           12,500  of common stock and          Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------
 1/5/06  Common Stock      12,500  10,000 for 12,500 shares
         Warrant           12,500  of common stock and a        Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------
 1/5/06  Common Stock       6,250  5,000 for 6,250 shares of
         Warrant            6,250  common stock and a warrant   Business Associate
                                   for 6,250 shares
----------------------------------------------------------------------------------
 1/5/06  Common Stock       2,500  2,000 for 2,500 shares of
         Warrant            2,500  common stock and a warrant   Business Associate
                                   for 2,500 shares
----------------------------------------------------------------------------------
1/11/06  Common Stock      12,500  10,000 for 12,500 shares
         Warrant           12,500  of common stock and a        Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------
1/12/06  Common Stock      12,500  10,000 for 12,500 shares
         Warrant           12,500  of common stock and a        Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------
1/12/06  Common Stock      15,000  12,000 for 15,000 shares
         Warrant           15,000  of common stock and a        Business Associate
                                   warrant for 15,000 shares
----------------------------------------------------------------------------------
 1/6/06  Common Stock      22,500  18,000 for 22,500 shares
         Warrant           22,500  of common stock and a        Business Associate
                                   warrant for 22,500 shares
----------------------------------------------------------------------------------
 1/9/06  Common Stock      31,250  25,000 for 31,250 shares
         Warrant           31,250  of common stock and a        Business Associate
                                   warrant for 31,250 shares
----------------------------------------------------------------------------------
 1/9/06  Common Stock       3,125  2,500 for 3,125 shares of
         Warrant            3,125  common stock and a warrant   Business Associate
                                   for 3,125 shares
----------------------------------------------------------------------------------
 1/9/06  Common Stock       6,250  5,000 for 6,250 shares of
         Warrant            6,250  common stock and a warrant   Business Associate
                                   for 6,250 shares
----------------------------------------------------------------------------------
1/17/06  Common Stock       3,125  2,500 for 3,125 shares of
         Warrant            3,125  common stock and a warrant   Business Associate
                                   for 3,125 shares
----------------------------------------------------------------------------------
1/18/06  Common Stock      18,592  14,872 for 18,592 shares
         Warrant           18,592  of common stock and a        Business Associate
                                   warrant for 18,592 shares
----------------------------------------------------------------------------------
1/18/06  Common Stock      12,500  10,000 for 12,500 shares
         Warrant           12,500  of common stock and a        Business Associate
                                   warrant for 12,500 shares
----------------------------------------------------------------------------------
 2/2/06  Common Stock  15,000,000  Conversion of 200,000
                                   shares of Series A           Business Associate
                                   Preferred Stock
----------------------------------------------------------------------------------

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Masters to a Vote of Security Holders - None.

Item 5. Other Information - None.

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

          Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act

          Exhibit 32.1 Certification of Principal Executive Officer
                       pursuant to Section 906 of the Sarbanes-Oxley Act

          Exhibit 32.2 Certification of Principal Financial Officer
                       pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VYTA  CORP
                                             (REGISTRANT)

Date:  May  22,  2006                   /s/  Paul  H.  Metzinger
                                        ----------------------------------------
                                        Paul  H.  Metzinger,
                                        President  &  CEO
                                        (Principle Executive Officer)


Date:  May 22, 2006                     /s/ Kristi J. Kampmann
                                        ----------------------------------------
                                        Kristi  J.  Kampmann,
                                        Chief  Financial  Officer
                                        (Principle Financial Officer)