Form 10KSB
period 2006-06-30
Vyta Corp
filed 2006-10-13
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
 (Mark  one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2006
                    ----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  file  number:  33-19598-D

                                    VYTA CORP
                                    ---------
                (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                    Exact name of registrant as specified in
                                   its charter

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

                (Title of Class)        Name of Each
                                     Exchange On Which
                                         Registered
              -------------------------------------------
                   Common Stock,         NASDAQ:BB
                $0.0001 Par Value     Berlin Exchange
                                     Frankfurt Exchange
                                      Munich Exchange
                                    Xetra Stock Exchange


     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III or this Form 10-KSB or any amendment hereto. [X]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the Exchange Act).           Yes [ ]    No [X]

     As of the close of trading on October 11, 2006 there were 22,643,512 shares outstanding, 13,713,341 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on October 11, 2006, was approximately $5,622,470.

     The  registrant's  revenue  for the fiscal year ended June 30, 2006 was $0.

Transitional  Small  Business  Disclosure     Yes        No  X
                                                   ---      ---

                        TABLE OF CONTENTS

                                                          PAGE NUMBER
PART I
------

ITEM 1    Description of Business                              1
ITEM 2    Description of Property                             11
ITEM 3    Legal Proceedings                                   11
ITEM 4    Submission of Matters to A Vote of
            Security Holders                                  12

PART II
-------

ITEM 5    Market For Common Equity, Related
             Stockholder Matters                              13
ITEM 6    Management's Discussion and Analysis                14
ITEM 7    Financial Statements                                19

ITEM 8    Changes In and Disagreements with
            Accountants and Financial
            Disclosure                                        17
ITEM 8A   Controls and Procedures                             20
ITEM 8B   Other Information                                   20

PART III
---------
ITEM 9    Directors and Executive Officers of
            the Company                                       20
ITEM 10   Executive Compensation                              23
ITEM 11   Security Ownership of Certain
            Beneficial Owners and Management
            and Related Stockholder Matters                   26
ITEM 12   Certain Relationships and Related
            Transactions                                      27

PART IIV
--------

ITEM 13   Exhibits                                            28
ITEM 14   Principal Accountant Fees and
            Services                                          29
          Signatures                                          30

                                     PART I

ITEM  1.          DESCRIPTION  OF  BUSINESS

COMPANY OVERVIEW

     Vyta Corp (the "Company") (formerly known as NanoPierce Technologies, Inc.) is a Nevada corporation that was incorporated on June 22, 1996, as Sunlight Systems, Ltd. From June 22, 1996 through November 1996 the Company engaged in limited activities as a dealer and distributor of sun tunnels. This business, however, was discontinued and substantially all assets were sold in November of 1996. From that time until February 1998, the Company was generally inactive and reported no significant operating revenues.

     Prior to 2004, the Company had primarily been involved in semiconductor technology. The Company does not plan, at this time, to continue efforts to manufacture or develop products that utilize the Company's particle technology, it may however license the technology to others. The Company does continue to own a minority interest in ExypnoTech, Gmbh ("ExypnoTech"), a company that is manufacturing and developing inlay components used in the manufacturing of, among other things, smart labels (often referred to as radio frequency identification tags or "RFID").

     During 2004 and 2005, the Company instituted steps to change the principal business of the Company from the semiconductor technology industry to the biotechnology industry. In August 2005, the Company purchased a 50% equity interest in BioAgra, LLC; a Georgia limited liability company ("BioAgra") (for more information on BioAgra see "Subsidiaries and Investments").

     In January 2006, the Company completed a corporate restructuring consisting of a private placement of a new series of convertible preferred stock, which also resulted in a change of who controlled the Company, a reverse stock split of the common stock, a subsequent increase in the authorized capital, and changing the Company's name from NanoPierce Technologies, Inc. to Vyta Corp.

SUBSIDIARIES  AND  INVESTMENTS

     BIOAGRA, LLC ("BIOAGRA"). In August 2005, the Company purchased a 50% equity interest in BioAgra, a Georgia limited liability company for approximately $905,000 in cash and a note payable of $595,000, which was paid in full on September 15, 2005. BioAgra is located in Hinesville, Georgia. The remaining 50% was purchased by Xact Resources International and later assigned to Justin Holdings, Inc. for the contribution of rights, a license, intellectual properties, purchase orders and similar items. The Company does not have a controlling interest in BioAgra and the Company is not obligated to fund losses beyond its investment. BioAgra holds a license for the production of AgraStim(TM) (trademark pending) (formerly marketed as YBG-2000). AgraStim is a natural, all-organic, non-toxic beta glucan feed additive used to replace artificial antibiotics, currently in use in the animal feed industry. The license, dated April 18, 2005, has a term expiring

October 18, 2024. Under the license BioAgra was granted the right and license to produce, process, make or otherwise manufacture and sell the licensed products in the United States. BioAgra has begun to manufacture and market AgraStim, for sale in the poultry industry.

     In June 2006, BioAgra completed construction of its first production line and began manufacturing and shipping AgraStim in limited amounts for potential customers for testing purposes.

     BioAgra's management includes, Mr. Bartoletta, President and Manager. Mr. Metzinger, Vice President and Manager and Ms. Kampmann, Chief Financial Officer.

     Mr. Neal Bartoletta has served as the President and a Manager of BioAgra since December 2004. From 1980 to 1991, Mr. Bartoletta served as the President of Bart Warehousing Corp in South Kearny, New Jersey. From 1978 to 1999, as the President of N.J. Bart Corp, Elizabeth, New Jersey. From 1998 to present he has served as the President of Xact Resource International, Inc. of Boca Raton, Florida. In 2006, Mr. Bartoletta was appointed the President of Justin Holdings, Inc. of Boca Raton, Florida. Justin Holdings in the owner of the other 50% equity interest in BioAgra. Mr. Bartolleta is a graduate of the Academy of Advanced Traffic. In January 2002, Mr. Bartoletta plead guilty to a felony violation under 18 USC SEC. 1001 (STATEMENTS OR ENTRIES GENERALLY) AND SEC. 1002 (POSSESSION OF FALSE PAPERS TO DEFRAUD UNITED STATES). Mr. Bartoletta was put on a three year probation program. He was required to pay civil restitution of $2,500 and a Special Assessment of $50.00. Mr Bartoletta served the probation without incident thus terminating the case.

     EXYPNOTECH, GMBH ("EXYPNOTECH"). ExypnoTech, which is located in Germany, was organized in February 2002. ExypnoTech produces inlay components used in the manufacturing of, among other things, smart labels (often referred to as radio frequency identification tags or "RFID"). ExypnoTech, in addition to the inlay components, plans to manufacture and sell other types of RFID components. In December 2003 ExypnoTech sold a controlling 51% interest in ExypnoTech to TagStar Systems, GmbH for $98,000 in cash. As a result of this sale, the Company does not have a controlling interest in ExypnoTech and the Company is only entitled to 49% of the net income, if any, generated by ExypnoTech, and shares in 49% of any net losses. The Company is not obligated to fund losses beyond its investment. ExypnoTech, if able, will pay dividends on an annual basis. The Company is entitled to 49% of the dividends, if any, paid as a result of any future profits of ExypnoTech.

     ExypnoTech's  management  is  Bernhard Maier, Michael Kober and Peter Hahn.

     NANOPIERCE CONNECTION SYSTEMS, INC. ("NANOPIERCE CONNECTION"). NanoPierce Connection, a wholly-owned Nevada corporation, was located in Colorado Springs, Colorado. Beginning business in January 2002, NanoPierce Connection was the center for research and development activities. During the fiscal year ended June 30, 2006, NanoPierce Connection had no operations. The Company is in the process of dissolving NanoPierce Connection.

     SCIMAXX SOLUTIONS, LLC ("SCIMAXX SOLUTIONS"). On September 15, 2003, the Company entered into a joint venture with Scimaxx, LLC (Dr. Neuhaus, a director of the Company is a part owner of Scimaxx, LLC - See Item 12). The purpose of the joint venture was to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity. The Company received a 50% interest in the joint venture in exchange for a contribution of the equipment owned by NanoPierce Connection. The Company also granted Scimaxx Solutions a ten-year, non-exclusive, non-royalty bearing worldwide license to use the Company's intellectual property. In April 2005, Scimaxx Solutions, LLC discontinued operations. The Company and Scimaxx, LLC intend to terminate Scimaxx Solutions, at which time the license will terminate. The Company is not obligated to fund losses beyond its investment.

     EXYPNOTECH, LLC ("EXYPNOTECH, LLC"). On June 18, 2004, the Company organized ExypnoTech, LLC as a wholly-owned subsidiary to market, primarily in the United States of America, the RFID components manufactured by ExypnoTech, GmbH, in Germany. During the fiscal year ended June 30, 2006, ExypnoTech, LLC did not have active operations. The Company is in the process dissolving ExypnoTech, LLC.

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

     The Company currently holds 13 Patents with the U.S. Patent and Trademark Office. Further, the Company has filed several patent applications both in the United States and internationally in order to continue to protect its intellectual property. To reduce expenses, during the fiscal years ended June 30, 2006 and 2005, the Company abandoned several of its patent applications. The Company also holds several trademarks with the U.S. Patent and Trademark Office, in connection with the Company's name, logo and services.

BUSINESS STRATEGY

     The Company, through its joint venture, BioAgra and its investment in ExypnoTech, is targeting the following business activities:

     1. BETA GLUCAN ADDITIVE. AgraStim, manufactured by BioAgra, is a beta glucan feed additive produced from spent yeast. The additive is a combination of bioactive nutrients and B-glucans that are extracted from the cell walls of the yeast using steam injection and a centrifuging extraction process. The beta glucan additive is an all natural, organic compound that has been proven to stimulate immune systems, thereby eliminating the usage of antibiotics and growth hormone supplements in animal, poultry and other feeds. AgraStim is designed to achieve two purposes. For example, in the poultry industry, the first is to enhance the avian immune system to fight bacterial and viral infections more effectively and efficiently, and secondly, to promote accelerated growth. Currently, animals in the cattle, poultry, swine, equine, and shrimp industries are fed artificial antibiotics, in order to prevent the spread of bacterial and viral infections and steroids to promote growth. Initially, BioAgra has been targeting customers in the poultry processing industry.

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

     2. RFID COMPONENTS. RFID components, manufactured by ExypnoTech, are used to identify objects, by short-range radio over a few millimeters to distances as great as a meter. RFID inlays consist of a small transponder chip bonded onto a metal foil antenna on an exceptionally thin and small plastic or paper sheet. NCS can be used to provide the connection between the transponder chip and the antenna. In addition, NCS can be used to connect the chip to the chip module in contact smart cards or the chip module to the antenna in the case of contactless smart cards. ExypnoTech currently offers RFID components using the Company's intellectual property, relating to ultrasonic bonding.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities were formerly conducted through NanoPierce Connection, with additional activities occurring at ExypnoTech. During the fiscal years ended June 30, 2006 and 2005, the Company did not incur expenses related to research and development.

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

SOURCES  OF  RAW  MATERIALS

     Production of the beta glucan additive requires spent brewer's, baker's, distiller's or ethanol refiner's yeast. Arrangements are being made with commercial firms that produce and distribute these types of yeast. There is an adequate supply of these raw materials for the foreseeable future for BioAgra's activities.

CUSTOMERS

     BioAgra is in the initial stages of marketing and contacting potential customers of its product, AgraStim. Initial customers are expected to be poultry producers located in the United States and abroad and feed milling and mixing companies.

GOVERNMENT REGULATION

     The Company believes that it is in compliance with all federal and state laws and regulations governing its limited operations. Further, the Company believes that it is in compliance with all German laws and regulations governing its limited operations in Germany. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2006.

     To the knowledge of the Company, the AgraStim beta glucan product planned to be produced by BioAgra is not subject to the regulations of either the U.S. Food and Drug Administration ("FDA") or the U.S. Department of Agriculture ("USDA") because it is considered to satisfy the criteria set forth for products "generally regarded as safe" ("GRAS"). BioAgra has applied for official GRAS designation with the FDA, which it anticipates to receive.

EMPLOYEES

     On June 30, 2006, the Company and its subsidiaries had two employees. Mr. Metzinger and Ms. Kampmann, key officers of the Company and the only two employees of the Company, have signed employment agreements with the Company. (See- ITEM 9- "Directors and Officers of the Company") None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

     Our future results may be affected by various risks and uncertainties including the following:

     WE  HAVE  A  HISTORY  OF  LOSSES

     Developing our particle technology and its applications has been and we expect will continue to be expensive. Our operating expenses have consistently exceeded our revenues. We reported a net loss of $2,407,821, $997,616, and $1,558,083 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

     WE  MAY  NOT  BE  ABLE  TO  CONTINUE  AS  A  GOING  CONCERN

     Our independent registered public accounting firm's report on our consolidated financial statements as of June 30, 2006, and for each of the years in the two year period then ended, includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to secure significant additional financing, and/or generate cash flows from our equity investments we may be obligated to seek protection under the bankruptcy laws, and our shareholders may lose their investment.

     OUR JOINT VENTURE INVESTMENTS COULD BE ADVERSELY AFFECTED BY OUR LACK OF SOLE-DECISION-MAKING AUTHORITY, OUR RELIANCE ON CO-VENTURERS' FINANCIAL CONDITION AND DISPUTES BETWEEN OUR CO-VENTURERS AND US

     Our  primary  business  is  our  50%  interest  in BioAgra, LLC and our 49%
interest in Exypnotech. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that our co-venturer Justin

Holdings, Inc. (as assignee of Xact Resources International which assigned its interest in BioAgra in February 2006) with respect to BioAgra, LLC and TagStar Systems, GmbH with respect to Exypnotech (each of which an entity over which we have no control) might become bankrupt, fail to fund their share of required capital contributions or fail to perform their responsibilities under our agreements with them. Our co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to make decisions or to take actions that are contrary to our preferences, policies, or objectives. We do not have decision-making control regarding either the BioAgra or the Exypnotech joint ventures. With respect to BioAgra, in which we have a 50% interest, we have the potential risk of impasses on decisions, such as the use and enforcement of the license to produce AgraStim held by BioAgra or a sale of the joint venture, because neither we nor Justin Holdings, Inc. have control over the joint venture. In the Exypnotech joint venture, in which we have a minority interest, decisions may be made or actions taken contrary to our objections. Disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort exclusively on our business. Consequently, actions by or disputes with our co-venturers might result in subjecting properties owned by the joint ventures to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

     LICENSE TO AGRASTIM IS LIMITED

     BioAgra has a license agreement with Progressive Bioactives, Inc. for AgraStim, the license is limited in geographic area and function. Under the license, BioAgra was granted the right and license to produce, process, make or otherwise manufacture and sell the licensed products in the United States and holds a right of first refusal to build and operate any new plant intended to manufacture the licensed product in the United States. The license is also limited in function to the consumption of animal products, which limits BioAgra's ability to expand into new areas, such as the production of beta glucan for human consumption.

     BIOAGRA MAY LOSE THE LICENSE TO AGRASTIM OR HAVE ITS RIGHTS UNDER THE LICENSE LIMITED IF IT FAILS TO SATISFY THE MINIMUM PRODUCTION STANDARDS REQUIRED BY THE LICENSE

     The license requires BioAgra to meet certain minimum production standards, which will begin on the first year anniversary after BioAgra produces its first successful batch of the licensed product, which yields a sufficient quantity of product made available for sale. If BioAgra fails to satisfy the minimum production standards provided in the license, BioAgra may lose its right of first refusal to build and operate any new manufacturing plants in the United States, and may be deemed in material breach of the license causing the licensor to terminate the license.

     IF AGRASTIM DOES NOT SATISFY CERTAIN GOVERNMENTAL REGULATIONS, BIOAGRA MAY BE UNABLE TO OBTAIN REGULATORY APPROVAL OR MAY BE REQUIRED TO OBTAIN MULTIPLE LICENSES TO SELL AGRASTIM

     BioAgra  is in the process of applying for a "generally recognized as safe"
(GRAS) designation from the U.S. Food and Drug Administration for the AgraStim beta-glucan product to be produced by BioAgra. A GRAS designation would exempt AgraStim from the regulations of the U.S. Department of Agriculture and the U.S. Department of Agriculture and would permit the sale of AgraStim anywhere in the United States without obtaining a license. BioAgra believes that it will receive GRAS designation for AgraStim based, in part, upon the fact that the GRAS designation has been given to other products whose main ingredients are also based upon all organic, natural, non-toxic substances such as the yeast from which beta-glucan is derived. If a GRAS designation is not obtained, AgraStim would be required to be sold as a food additive by obtaining a license to sell from each individual state in which sales would occur. At this time, BioAgra has applied and obtained licenses from the States of Georgia and North Carolina and is preparing licenses in other states. There is no assurance that BioAgra will be able to successfully obtain or maintain licenses in all states in which sales are expected to be made or that the costs of obtaining and maintaining these licenses will not limit BioAgra's ability to sell AgraStim.

     OPERATIONS OF BIOAGRA MAY BE DELAYED OR COST MORE THAN WE ANTICIPATE

     It was previously anticipated that the plant would commence operations in January 2006, however operations did not commence until June 2006. There can be no assurances that there will not be further delays in operations, including the time before we are able start operating on a full-scale capacity or that the average cost to operate the plant will not be higher than anticipated.

     WE CANNOT GUARANTEE THE QUALITY, PERFORMANCE OR RELIABILITY OF BIOAGRA'S PRODUCTS

     We have no prior experience in taking AgraStim or any other product to the manufacturing or production stage. We are relying upon the skill and experience of BioAgra's managers and our co-joint venturer to timely and cost effectively manufacture AgraStim. We expect that the customers of BioAgra will demand quality, performance and reliability. We cannot assure you that we or our co-joint venturer will be able to meet the quality control standards that may be established by the poultry industry within which we are currently concentrating our business activities. BioAgra intends to assure their customers that AgraStim will contain at least 80% pure beta glucan.

     THERE MAY BE INSUFFICIENT DEMAND FOR AGRASTIM

     The market acceptance of fairly new products and technologies, including AgraStim, is subject to a number of factors, including the ability of the product to meet potential customers' needs more effectively or more efficiently than current products. Antibiotics and growth hormone supplements are widely used in animal, poultry and other feeds. BioAgra must convince their potential customers that their beta-glucan product is safe and effective as a feed additive and can be manufactured efficiently and cost-effectively before the poultry industry, or other animal producers will be willing to use their product rather than existing products such as antibiotics and growth hormone supplements. To create this consumer demand, BioAgra will have to successfully market and sell their product. Even after these efforts, their beta-glucan product may not be viewed by consumers as an improvement over existing products and may not achieve commercial acceptance.

     WE MAY BE UNABLE TO MEET OUR ONGOING NEEDS FOR ADDITIONAL CAPITAL

     We cannot accurately predict how much funding we will need to implement our strategic business plan or to continue operations. Our future capital requirements, the likelihood that we can obtain money and the terms of any financing will be influenced by many different factors, including:

     -    our  revenues  and  the  revenues  of  our  joint  venture;

     -    the  status  of  competing  products  in  the  marketplace;

     -    our  performance  in  the  marketplace;

     -    our  overall  financial  condition;

     -    our  business  prospects;

     - the perception of our growth potential by the public, including potential lenders;

     - our ability to enter into joint venture or licensing relationships to achieve a market presence; and

     -    the  progress  of  BioAgra  in  developing,  marketing  and  selling
          AgraStrim.

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

     WE MAY BE UNABLE TO HIRE AND RETAIN KEY PERSONNEL

     Our future success depends on our ability to attract qualified personnel. We may be unable to attract or retain these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to bring AgraStim to the marketplace and to generate sufficient revenues to offset our operating costs.

     WE MAY BE UNABLE TO OBTAIN AND RETAIN APPROPRIATE PATENT, COPYRIGHT AND TRADEMARK PROTECTION OF OUR PRODUCTS OR MANUFACTURING PROCESS

     We protect our intellectual property rights through patents, trademarks, trade names, trade secrets and a variety of other measures. However, these measures may be inadequate to protect our intellectual property or other proprietary information.

     - TRADE SECRETS MAY BECOME KNOWN BY THIRD PARTIES. Our trade secrets or proprietary information may become known or be independently developed by competitors.

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

     - THIRD PARTIES MAY DEVELOP SIMILAR PRODUCTS OR MANUFACTURING PROCESS. Competitors may develop similar products, duplicate our products or may design around the patents that are owned by us. Competitors may develop a similar manufacturing process, duplicate our manufacturing process or may design around any patents that are owned by us in relation to the manufacturing process.

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

     ECONOMIC FACTORS OUTSIDE OUR CONTROL MAY HAVE AN ADVERSE AFFECT ON BIOAGRA'S REVENUES AND OUR INCOME

     Our income may be impacted by economic factors that are beyond our control such as fluctuations in price of poultry feed, outbreaks of poultry diseases, and demand for poultry products. Because Bio Agra's initial focus for AgraStim is the poultry industry, the poultry industry will be a significant component of their revenues. Rising poultry feed prices, increase production costs of commercial poultry producers may cause them to reduce production, which, in turn, could adversely impact BioAgra's revenues. An outbreak of disease, such as avian influenza, could result in increased government regulation of the poultry industry, a serious drop in demand for poultry products, and adverse publicity materially affecting the poultry industry for a significant period of time, which could adversely impact BioAgra's business, revenues, prospects, financial condition, and results of operation. In general, reduced demand for poultry products could adversely impact BioAgra's revenues and therefore our income.

     THE MARKET FOR FEED ADDITIVES IS COMPETITIVE

     The feed additive market is competitive. BioAgra will compete with producers of artificial antibiotic and growth hormone products, many of which are large companies with vast resources allocated to the protection of brand recognition and market share of their products. BioAgra may also compete with companies producing beta-glucan for other purposes, and companies that produce existing alternatives to antibiotic and growth hormone products, such as organic acids, plant extracts, and mannoproteins. BioAgra is disadvantaged competing against some of these competitors in several different areas, including:

     -    financial  resources;

     -    manufacturing  capabilities;

     -    diversity  of  revenue  sources  and  business  opportunities;

     -    personnel  and  human  resources;  and

     -    research  and  development  capabilities.

Larger companies have long term advantages over BioAgra in research and new product development and have a greater ability to withstand periodic downturns in the feed additive market because they have diverse product lines that can provide revenue even when there is a downturn in the feed additive market.

     IF BIOAGRA WAS UNABLE TO USE THEIR MANUFACTURING FACILITY, THEY MAY NOT BE ABLE TO MANUFACTURE AGRASTIM FOR AN EXTENDED PERIOD OF TIME

     BioAgra manufactures at a single location in Georgia with a single production line. Manufacturing products at a single site presents risks because a disaster, such as a fire or hurricane, may interrupt our manufacturing capability. In such an event, they will have to resort to alternative sources of manufacturing that could increase their costs as well as result in significant delays. Any increase in costs, slowdowns or shutdowns could have a material adverse affect on our future business, financial condition and results of operations.

     BIOAGRA'S USE OF A SINGLE MANUFACTURING FACILITY MAY RESTRICT THEIR ABILITY TO ATTRACT CUSTOMERS

     Poultry farms require a steady source of feed additives. BioAgra's use of a single manufacturing plant and a single production line may restrict their ability to attract large customers who require certainty in the production process. If BioAgra is successful, they expect to expand manufacturing operations, but there is no assurance that BioAgra will have the financial resources required to expand their production facilities.

     MANUFACTURING CAPACITY RESTRAINTS AND LIMITED EXPERIENCE MAY HAVE AN ADVERSE AFFECT ON BIOAGRA

     BioAgra has limited manufacturing capacity and experience. We may encounter some difficulties, such as significant unexpected costs and delays, in scaling up the manufacturing operations of BioAgra to produce quantities required for us to achieve profitability. The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income. We believe that BioAgra has adequate capacity to meet anticipated demand for 2006. However, in the event the demand for AgraStim rapidly increases or spikes in a certain period, BioAgra may not have the manufacturing ability to fulfill demand, either in their our own facilities or through agreements with third parties. This lack of manufacturing capacity may materially affect BioAgra's and our reputation, prospects, revenue, income and results of operation.

     REPLACING BIOAGRA'S SOLE SOURCE OF SUPPLIERS FOR KEY MATERIALS COULD RESULT IN UNEXPECTED DELAYS AND EXPENSES

BioAgra obtains some key materials and services for AgraStim from sole source suppliers, primarily with respect to spent yeast. All of these materials are commercially available elsewhere. If these materials or services were no longer available at a reasonable cost from existing suppliers, BioAgra would need to purchase substitute materials from new suppliers. If BioAgra needed to locate a new supplier, the substitute or replacement materials may need to be tested for equivalency. The process of locating a new supplier and any testing of materials, if necessary, may cause a delay in production of the product and may cause BioAgra to incur additional expense.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

     The Company's corporate headquarters are located at 370 17th Street, Suite 3640, Denver, Colorado 80202. The Company moved into its current office space on June 27, 2001 and currently has a 5-year lease on the property, expiring in December 2011. The base rent is $3,109 per month plus certain occupancy costs with the base rent increasing each year of the lease.

     BioAgra is located at 103 Technology Drive, Hinesville, Georgia 31313. BioAgra has leased the facility from the Liberty County Industrial Authority, pursuant to an Industrial Lease Agreement, dated March 1, 2005 for a period of 10 years. At the expiration of the lease term, BioAgra has the option to purchase the leased premises (real estate and improvements) for $500,000. The facility is approximately 30,000 square feet which consists of both office space and a production area and a research and development laboratory. The facility is located on approximately 7.29 acres.

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

     In January 2006, without the calling of a formal shareholder's meeting and by written consent pursuant to the provisions of Title 7, Chapter 78, Section 320 of the Nevada Revised Statutes the following actions were approved, by a majority of the Company's shareholders:

     -    a  reverse  1  for  20  split  of  the  Company's  equity;

     - the amending and restatement of the Company's Articles of Incorporation to increase the authorized capital of the Company from 10,000,000 post-split shares to 200,000,000 shares; and

     -    the change  of  the  name  of  the  Company  from  NanoPierce
          Technologies,  Inc.  to  Vyta  Corp.

                                       PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is presently quoted on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "VYTC" The common stock of the Company is also traded on the Berlin Exchange, the Frankfurt Exchange, the Munich Exchange and the Xetra Exchange.

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

          2005 FISCAL YEAR         HIGH         LOW
          ------------------       -----       -----

          September 30, 2004       $2.40       $4.20
          December 31, 2004         3.40        5.00
          March 31, 2005            2.20        6.20
          June 30, 2005             2.00        3.00

          2006 FISCAL YEAR
          ------------------
          September 30, 2005        1.80        1.60
          December 31, 2005         1.20        1.20
          March 31, 2006            1.05        1.05
          June 30, 2006             0.84        0.75

     As of June 30, 2006, there were approximately 335 holders of record of the Company's common stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its common stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     Unregistered sales for the three years ended June 30, 2004, 2005 and 2006 are set forth below.

                             NUMBER OF
DATE           TITLE          SHARES                     HOLDER                     CONSIDERATION
7/21/2003  Common Stock            38,462          Neptune Investments                $100,000
7/22/2003  Common Stock             5,000             Gary Thompson              Outstanding Invoice
7/22/2003  Common Stock             5,000             Charles Lowe               Outstanding Invoice
1/16/2004  Common Stock               829          Patricia Schonebaum       Cashless Exercise of Warrant
2/2/2004   Common Stock               895  Vail Valley Emergency Physicians  Cashless Exercise of Warrant


                             NUMBER OF
DATE           TITLE          SHARES                     HOLDER                     CONSIDERATION

2/26/2004  Common Stock             7,530          Hamilton Fund, LLC        Cashless Exercise of Warrant
6/27/2005  Common Stock            50,000            Lyons Capital               Consulting Agreement

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

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION

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

     Our independent registered public accounting firm's report on the Company's consolidated financial statements as of June 30, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     During the years ended June 30, 2006 and 2005, the Company did not have any revenues from operations.

     The Company recognized $72,307 in interest income during the fiscal year ended June 30, 2006 compared to $17,672 during the fiscal year ended June 30, 2005. The increase of $54,635 is due primarily to the interest earned on loans to the Company's equity investee, BioAgra.

     General and administrative expenses during the fiscal year ended June 30, 2006 were $893,061 compared to $872,203 for the fiscal year ended June 30, 2005. The increase of $20,858 is mainly attributable to decreases in consulting expenses, rent expenses, commission expenses and public relations expenses, offset by an increase in legal expenses and accounting expenses.

     During the fiscal year ended June 30, 2006, the Company recognized a net loss of $2,407,821 compared to a net loss of $997,616 during the fiscal year ended June 30, 2005. The increase of $1,410,205 primarily resulted from the increase of $1,253,879 in the equity losses of affiliates, as a result of the Company recording 100% of the losses incurred by BioAgra, combined with the $226,057 increase in interest expense resulting primarily from non-cash expense recorded for warrants and common stock issued with notes payable, offset by a $120,788 gain on the extinguishment of liabilities during the fiscal year ended June 30, 2006.

     The Company recorded a net loss applicable to common shareholders of $3,907,821 during the year ended June 30, 2006. As a result of the beneficial conversion feature of $1,500,000 related to preferred stock.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash used in operating activities in 2006 was $878,306, compared to net cash used in operating activities in 2005 of $544,194. In 2006, the net cash used represented a net loss of $2,407,821, adjusted certain non-cash items consisting of the amortization and depreciation expense of $34,571, equity in losses of equity investees of $1,398,202, gain on the extinguishment of liabilities of $120,788, amortization of discounts on notes payable of $213,860 and a loss on the revaluation of derivative warrant liabilities of $74,295.

     In 2005, the net cash used represented a net loss of $997,616, adjusted certain non-cash items consisting of amortization and depreciation expense of $14,758, equity in losses of equity investees of $144,323, amortization of discounts on notes payable of $7,272 and a provision for a loss on a note receivable of $35,000.

     During the fiscal year ended June 30, 2006, the Company raised $632,372 cash through the sale of 790,467 shares of our restricted common stock and warrants to purchase 746,717 shares of our restricted common stock.

     During the fiscal year ended June 30, 2006, the Company raised $1,535,000 cash through the exercise of 1,535,000 warrants with an exercise price of $1.00 per share.

     During the fiscal year ended June 30, 2006, the Company purchased a 50% equity interest in BioAgra for $905,000 cash (which includes the $405,000 advanced to Xact Resources during the fiscal year ended June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005.

     During the fiscal year ended June 30, 2006, the Company completed the sale of 200,000 shares of our series A preferred stock for $1,500,000 cash. In February 2006, Arizcan converted the 200,000 shares of preferred stock into 15,000,000 shares of the Company's restricted common stock. Upon conversion, Arizcan held approximately 67% of our issued and outstanding common stock.

     During the fiscal year ended June 30, 2006, the Company loaned $1,686,570 to BioAgra through a series of secured, 7.5% promissory notes, which were due over a period from June 30, 2006 through October 31, 2006. On June 26, 2006, the Company agreed to combine all of the promissory notes and accrued interest of $40,257 into a $1,726,827 secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006. Through October 31, 2007, the entire loan balance is classified as a non-current asset at June 30, 2006 as BioAgra has not generated cash flow since its inception. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations as product is sold. The promissory note is collateralized by all equipment, furnishings, present and future accounts, collateral securing such accounts, tangible and intangible personal property and any proceeds from any of the foregoing located on BioAgra's premises. Additionally, the promissory note is to be paid in full prior to any disbursements being made to the members of the joint venture. At June 30, 2006, interest of $1,064 was accrued. During the quarter ended September 30, 2006, the Company has advanced an additional $191,250 to BioAgra.

     During the fiscal year ended June 30, 2005, the Company loaned $314,000 to a unrelated third party and received a payment of $50,000, which included interest of $11,442 during the same period. During the fiscal year ended June 30, 2005, the Company loaned Intercell $35,000. In March 2005, Intercell filed for protection under Chapter 11 of the US Bankruptcy Code. The Company has recorded a provision for this note receivable of $35,000.

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

     During the year ended June 30, 2006, the Company did not have any significant operations, and management of the Company spent a majority of the fiscal year, restructuring the Company and raising additional funds for the BioAgra investment. During the 2007 fiscal year the Company intends to continue its efforts to aid BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets.

     The Company intends to raise additional funds to support operations of the Company during the 2007 fiscal year. Such funds are to be raised through a private offering of preferred stock, the terms of which are in the process of being finalized.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first fiscal quarter of the fiscal year ending June 30, 2007. As the company currently has no un-vested options, the implementation of this standard is not expected to have an immediate impact on the Company's financial position and results of operations.

     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending June 30, 2008. We have not yet evaluated and determined the likely effect of SFAS 155 on our future financial statements.

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending June 30, 2008. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

     The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

          -     stock  based  compensation;
          -     value  of  long-lived  assets;
          -     equity  method  investments;
          -     international  operations;
          -     revenue  recognition  and  deferred  revenue;
          -     litigation;  and
          -     contractual  obligations.

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first fiscal quarter of the fiscal year ended June 30, 2007. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company's financial position and results of operations in future periods.

Valuation  of  long-lived  assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of June 30, 2006.

Equity  method  investments

Entities where the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company's share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

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

Contractual  obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 9 of the consolidated financial statements included in this report. At June 30, 2006, the Company's commitments under these obligations were as follows:

                                                OPERATING LEASES
                                                -----------------
               Year ending June 30,
                       2007                     $          39,822
                       2008                                38,211
                       2009                                39,415
                       2010                                40,618
                       2011                                20,761
                                                -----------------
                                                $         178,827
                                                =================

ITEM  7.     FINANCIAL  STATEMENTS

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.     CONTROLS  AND  PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10-KSB in alerting them, on a timely basis, to material information relating to the Company required to be included in the Company's periodic SEC filings and to ensure that information required to be disclosed in the Company's periodic SEC filings is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     There was no change to the Company's internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

      NAME AND AGE                    POSITION                     PERIOD
      ------------                    --------                     ------
Paul H. Metzinger (67)       Director, President, and    December 1998 to present
                             Chief Executive Officer,
                             Manager & Vice President    August 15, 2006 to present
                             of BioAgra
Dr. Herbert J. Neuhaus (45)  Director, Former Executive  January 1999 to present
                             Vice President of
                             Technology & Marketing

Kristi J. Kampmann (33)      Chief Financial Officer,    October 1999 to present
                             Secretary                   February 1998 to present
                             Chief Financial Officer,    August 15, 2006 to present
                             BioAgra
Dr. Robert Shaw (66)         Director                    October 2000 to present

John Hoback (66)             Director                    April 2002 to present

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

    BIOGRAPHICAL INFORMATION ON OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was President and Chief Executive Officer of the Company from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present. He has been a director of the Company since February 26, 1998. He has served as a Manager and Vice President of BioAgra since August 15, 2005. He served as the General Manager of NanoPierce Card from January 2000 to June 2003. In addition, he served as the President, Chief Executive Officer and a Director of Intercell International Corporation from June 1996 to October 2003 and from September 30, 2004 to March 16, 2005. Prior to becoming a director and officer of the Company and Intercell International Corporation, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

     On March 16 2005, Intercell International Corporation filed for protection under the Chapter 11 of the United States Bankruptcy Code. In April 5, 2006, the United States Bankruptcy Court for the District of Colorado, dismissed the Chapter 11 bankruptcy proceedings.

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

     KRISTI J. KAMPMANN. Ms. Kampmann was appointed the Chief Financial Officer of the Company on October 15, 1999. Ms. Kampmann has been Secretary of the Company since February 1998. Ms. Kampmann has served as a manager of ExypnoTech, LLC since June 2004. She has served as the Chief Financial Officer of BioAgra since August 15, 2005. She has served as the Chief Financial Officer of Intercell International Corporation since October 1, 2003 and as Secretary of
Intercell International Corporation since July 28, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer and Chief Financial Officer; in addition, during the same period she served in the same capacity to the Chief Executive Officer of Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann received an MBA from the University of Colorado, Denver in December 2001. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996 and received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management.

     On March 16 2005, Intercell International Corporation filed for protection under the Chapter 11 of the United States Bankruptcy Code. In April 5, 2006, the United States Bankruptcy Court for the District of Colorado, dismissed the Chapter 11 bankruptcy proceedings.

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

ITEM 10 EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and the Company's three most highly compensated executive officers for the fiscal years ended June 30, 2006, 2005 and 2004 (the "Named Executive Officers"):

                                             SUMMARY COMPENSATION TABLE
                                             --------------------------
                                ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                 ----------------------------------------------  ----------------------------------------------------
                                                                          AWARDS                     PAYOUTS
                                                                 -------------------------  -------------------------
                                                       OTHER                   SECURITIES
                                                      ANNUAL      RESTRICTED   UNDERLYING       LTIP       ALL OTHER
NAME & PRINCIPAL            SALARY       BONUS       COMPENSA       STOCK       OPTIONS/      PAYOUTS      COMPENSA-
    POSITION       YEAR       ($)         ($)          TION       AWARDS ($)    SARS (#)        ($)          TION
Paul H.
Metzinger,           2006  $ 105,000  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Director,            2005  $ 136,785  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
President &          2004  $ 114,583  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
CEO(1)

Dr. Herbert J.
Neuhaus,             2006  $     -0-  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Director, Ex. VP     2005  $     -0-  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
of Technology &      2004  $  16,668  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Marketing, (2)

Kristi J.            2006  $  78,125  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Kampmann, Chief      2005  $  80,625  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Financial            2004  $  37,492  $        -0-  $       -0-  $        -0-          -0-  $        -0-  $       -0-
Officer &
Secretary(3)
------------------
(1)  Paul  Metzinger  has  served  as President & CEO since December 1998. He is compensated  pursuant to a written Employment Agreement, dated March 15, 2004 at an annual salary of $150,000. Over the three year period Mr. Metzinger has taken salary  cuts  when  necessary.
(2)  Dr.  Neuhaus  has  served as the Executive Vice President of Technology and
Marketing  since  January 1999. He served as the President and CEO of NanoPierce
Connection from January 2002 to September 2003. He was compensated pursuant to a written  Employment  Agreement,  dated  January  2002  at  an  annual  salary of
$200,000.  This  employment  agreement  was terminated in September 2003 and Dr.
Neuhaus  is  no  longer  a paid employee of the Company and/or its subsidiaries.
(3)  Kristi  Kampmann  has  served  as the Chief Financial Officer since October
1999. She is compensated pursuant to a written Employment Agreement, dated March
15,  2004.  During  the  year ended June 30, 2005, Ms. Kampmann received a gross monthly  salary  of  $7,500 for 7 months, in March 2005 it was reduced to $6,250 per  month.

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

                             OPTION/SAR GRANTS TABLE

     There were no grants of stock options to the Company's executive officers during the fiscal year ended June 30, 2006.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended June 30, 2006 by the Company's executive officers and the 2006 fiscal year-end value of unexercised options.

               SHARES       VALUE    NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
            ACQUIRED ON   REALIZED      UNEXERCISED OPTIONS/SARS          IN-THE-MONEY OPTIONS/SAR
   NAME     EXERCISE (#)     ($)                AT FY-END                       AT FY-END ($)

                                        EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
                                     -------------------------------  ---------------------------------
Paul H.
Metzinger         0           0                 90,000/0                           $72,000/0

Dr. Herbert
J. Neuhaus        0           0                 67,500/0                           $54,000/0

Kristi
J.Kampmann        0           0                 10,000/0                            $8,000/0

(1)  The  average of the closing bid and asked price of the Common Stock on June
30,  2006  ($0.80)  was  used  to  calculate  the  option  value.

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

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. The Company has two Stock Option Plans. As of June 30, 2006, 311,127 options are outstanding under the 1998 Compensatory Stock Option Plan and 87,000 options are outstanding under the 2000 Compensatory Stock Option Plan, for a total of 398,127 options are outstanding. A total of 398,127 options are exercisable at June 30, 2006, under these plans. During the fiscal year ended June 30, 2006, the Company did not grant any options. The Company has reserved 375,000 shares of common stock for issuance under the 1998 Compensatory Stock Option Plan. In January 2002, the Company's Board of Directors passed a resolution closing the 1998 Compensatory Stock Option Plan for issuance of new options. The Company has reserved 250,000 shares of common stock for issuance under the 2000 Compensatory Stock Option Plan.

     During the fiscal year ended June 30, 2006, there was no action taken to reprice any options held by any officers, directors or employees.

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

     During the fiscal year ended June 30, 2006, the officers and directors were not compensated for attendance at board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of June 30, 2006 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

--------------------------------------------------------------------------------------------------
    NAME, ADDRESS & NATURE OF
        BENEFICIAL OWNER              TITLE OF CLASS         AMOUNT          PERCENT OF CLASS (7)
----------------------------------  -----------------  ------------------  -----------------------
The Paul H. Metzinger Trust            Common Stock        191,585(1)               0.64%
Paul H. Metzinger, President &
CEO, Director  370 17th Street,
Suite 3640 Denver, CO 80202
----------------------------------  -----------------  ------------------  -----------------------

The Cheri L. Metzinger Trust           Common Stock        191,585(2)               0.64%
Cheri L. Metzinger, Wife of Paul
H. Metzinger
3236 Jellison Street Wheatridge,
CO 80033
----------------------------------  -----------------  ------------------  -----------------------

Dr. Herbert J. Neuhaus, Director,      Common Stock         67,500(3)               0.23%
770 Maroonglen Court
Colorado Springs, CO 80906
----------------------------------  -----------------  ------------------  -----------------------

Kristi J. Kampmann, Chief              Common Stock         10,955(4)               0.04%
Financial Officer & Secretary
370 17th Street, Suite 3640
Denver, CO 80202
----------------------------------  -----------------  ------------------  -----------------------

Dr. Robert E. Shaw, Director            Options to          20,000(5)               0.07%
8 Nicklaus Court                     purchase Common
Florham Park, NJ 07932                    Stock
----------------------------------  -----------------  ------------------  -----------------------

John Hoback, Director  20 White         Options to          20,000(6)               0.07%
Heron Lake                           purchase Common
East Stroudsburg, PA 18301                Stock
----------------------------------  -----------------  ------------------  -----------------------
Arizcan Properties, Ltd.
77 S. Adams, Suite 906                 Common Stock       8,827,631(7)               29%
Denver, CO 80219
----------------------------------  -----------------  ------------------  -----------------------

All Officers & Directors as a          Common Stock        305,040(8)               1.02%
Group (5 persons)
--------------------------------------------------------------------------------------------------
----------------
(1)  Includes 43,640 common shares held directly and beneficially; 57,945 common shares  that Mr. Metzinger owns beneficially though his wife and options held by
Mr. Metzinger  consisting  of  options  to purchase 15,000 shares exercisable at
$10.40  per share and options to purchase 75,000 shares exercisable at $6.50 per share.
(2) Cheri L. Metzinger is the wife of Mr. Paul H. Metzinger, the Chief Executive
Officer  and President of the Company. This includes 57,945 shares held directly and  beneficially and -common shares and 90,000 common shares subject to options owned  beneficially  by  her  husband.
(3)  Based on options to purchase 25,000 shares exercisable at $42.50 per share, options  to  purchase  5,000  shares exercisable at $55.00 per share, options to purchase  12,500  shares exercisable at $10.40 per share and options to purchase
25,000  shares  exercisable  at  $4.00  per  share.
(4)  Based on 955 common shares and options to purchase 5,000 shares exercisable at  $16.80 per share, options to purchase 2,500 shares exercisable at $10.40 per share  and  options  to  purchase  2,500  shares exercisable at $6.50 per share.
(5)  Based on options to purchase 12,500 shares exercisable at $19.40 per share, options to purchase 2,500 shares exercisable at $13.40 per share, and options to purchase  5,000  shares  exercisable  at  $40.00  per  share.
(6)  Based  on options to purchase 15,000 shares exercisable at $14.00 per share and  options  to  purchase  5,000  shares  exercisable  at  $14.00  per  share.
(7)  Based  on  8,327,631 shares of common shares, of which 2,500,000 shares are held  under  warrant  by  an  unrelated  third  party.
(8)  Based  on  22,643,512 shares of common stock issued and outstanding on June
30,  2006,  assuming  exercise  of  all  398,127  presently exercisable options, exercise  of  6,953,632 outstanding warrants, and the issuance of 832,290 shares reserved  in  the  Harvest  Court  Litigation  there  would be 29,995,271 shares outstanding.  Mr.  Metzinger's  and  Mrs.  Metzinger's  stock  ownership are not duplicated  in  this  computation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of June 30, 2006 regarding compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance. No class of our securities other than our common stock or options to purchase our common stock is authorized for issuance under any of our equity compensation plans.

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

                              (A)                   (B)                     (C)
-------------------  ---------------------  -------------------  --------------------------
Equity
compensation plans
approvedby
security holders               0                     -                       0
-------------------  ---------------------  -------------------  --------------------------
Equity
compensation plans
not approved by
security holders(1)         398,127               $22.00                  226,173
-------------------  ---------------------  -------------------  --------------------------
Total                       398,127               $22.00                  226,173
-------------------------------------------------------------------------------------------
(1)  The material features of the plans not approved by the security holders are described  herein under "ITEM 10-EXECUTIVE COMPENSATION-Compensation Pursuant to
Plans."

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In December 2005 and January 2006, Mr. Metzinger and Ms. Kampmann agreed to cancel certain options held by them.

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

                                    PART IV

ITEM  13.  EXHIBITS

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


     10.02        Employment Agreement, dated March 15, 2004, between Kristi J.
                  Kampmann and the Company (7)
     10.03        Operating Agreement, dated August 15, 2005, between the Company and Xact Resources International, Inc. for BioAgra, LLC. (8)
     21           Subsidiaries of the Company (1)
     23           Consent of Independent Registered Public Accounting Firm (1)
     31           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act (1)
     32           Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (1)

___________________
(1)  Filed  herewith.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1998.
(5) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 23, 1998.
(6) Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
(8) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 12, 2005.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The aggregate fees billed and expected to be billed by GHP Horwath, P.C. (previously known as Gelfond Hochstadt Pangburn, P.C.), the Company's independent registered public accounting firm, for professional services in the fiscal years ended June 30, 2006 and 2005 are as follows:

-------------------------------------
 Services Rendered    2006      2005
------------------  --------  -------
Audit Fees          $ 84,350  $50,660

------------------  --------  -------
Audit Related Fees         0        0

------------------  --------  -------
All Other Fees             0        0

-------------------------------------

     The engagement of the Company's independent registered public accounting firm was approved by the Company's audit committee prior to the start of the audit for the fiscal year ended June 30, 2006.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VYTA  CORP
                                         (a  Nevada  corporation)


     Date:  October  12,  2006            By: /s/ Paul H. Metzinger
                                             ------------------------------
                                           Paul H. Metzinger, Director, Chief
                                           Executive Officer & President


     Date:  October  12,  2006            By: /s/ Kristi J. Kampmann
                                             ------------------------------
                                           Kristi J. Kampmann, Chief Financial
                                           Officer & Chief Accounting Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  October  12,  2006            By: /s/ Paul H. Metzinger
                                             ------------------------------
                                           Paul H. Metzinger, Director, Chief
                                           Executive Officer & President


     Date:  October  12,  2006            By: /s/ Herbert J. Neuhaus
                                             ------------------------------
                                           Herbert J. Neuhaus, Director &
                                           Executive Vice-President of
                                           Technology & Marketing


     Date:  October  12,  2006            By:  /s/  Robert  Shaw
                                             ------------------------------
                                           Robert  Shaw,  Director


     Date:  October  12,  2006            By: /s/ John Hoback
                                             ------------------------------
                                           John  Hoback,  Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report covering the Company's fiscal year ended June 30, 2006, nor any proxy material, has been sent to security holders of the Company.

                           VYTA CORP AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page
                                                                ----
Report of Independent Registered Public Accounting Firm          F-1

Consolidated Financial Statements:

  Consolidated Balance Sheet - June 30, 2006                     F-2

  Consolidated Statements of Operations -
    Years ended June 30, 2006 and 2005                           F-3

  Consolidated Statements of Comprehensive Loss -
    Years ended June 30, 2006 and 2005                           F-4

  Consolidated Statements of Changes in Shareholders' Equity -
    Years ended June 30, 2006 and 2005                           F-5

  Consolidated Statements of Cash Flows -
    Years ended June 30, 2006 and 2005                           F-8

  Notes to Consolidated Financial Statements                    F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board  of  Directors
Vyta  Corp
Denver,  Colorado


We have audited the accompanying consolidated balance sheet of Vyta Corp (formerly known as Nanopierce Technologies, Inc.) and subsidiaries (the "Company") as of June 30, 2006, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyta Corp and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss applicable to common shareholders of approximately $3,908,000, substantially all derived from its equity in development stage net losses of its principal investee, a 50% joint venture whose ability to continue as a going concern is in substantial doubt, and significant cash outflows from operations, for the year ended June 30, 2006, and an accumulated deficit of approximately $26,037,000 as of June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which do not include any direct revenue-producing activities in the foreseeable future, are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  GHP  HORWATH,  P.C.

Denver,  Colorado
October  3,  2006

                            VYTA CORP AND SUBSIDIARIES
                 (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                            Consolidated Balance Sheet
                                   June 30, 2006


                                      Assets
                                      ------
Current assets:
  Cash and cash equivalents                                          $    192,360
  Prepaid expenses and other                                              454,214
                                                                     -------------
    Total current assets                                                  646,574
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           67,107
  Less accumulated depreciation                                           (56,283)
                                                                     -------------
                                                                           10,824
                                                                     -------------

Other assets:
  Deposits and other                                                       19,343
  Note receivable, equity investee (Note 4)                             1,726,827
  Investments in equity investees (Note 5)                                268,715
                                                                     -------------
                                                                        2,014,885
                                                                     -------------

        Total assets                                                 $  2,672,283
                                                                     =============

                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
  Accounts payable                                                   $     78,854
  Advances payable, related party (Note 6)                                100,000
  Accrued liabilities                                                       7,063
                                                                     -------------
    Total liabilities  (all current)                                      185,917
                                                                     -------------

Commitments and contingencies (Notes 3,6,7,8 and 9)

Shareholders' equity (Note 7):
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
     none issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
    22,643,512 shares issued and outstanding                                2,264
  Additional paid-in capital                                           28,390,883
  Accumulated other comprehensive income                                  130,359
  Accumulated deficit                                                 (26,037,140)
                                                                     -------------
      Total shareholders' equity                                        2,486,366
                                                                     -------------

        Total liabilities and shareholders' equity                   $  2,672,283
                                                                     =============

See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                      Consolidated Statements of Operations
                       Years Ended June 30, 2006 and 2005

                                                 2006         2005
                                             ------------  -----------
Revenues                                     $         -            -
                                             ------------  -----------


General and administrative expense              (893,061)    (872,203)
                                             ------------  -----------


Loss from operations                            (893,061)    (872,203)
                                             ------------  -----------

Other income (expense):
  Other income                                         -       10,618
  Interest income, equity investee                72,307       17,672
  Extinguishment of liabilities (Note 6)         120,788            -
  Equity losses of equity investees (Note 5)  (1,398,202)    (144,323)
  Loss on revaluation of derivative
    warrant liability (Note 7)                   (74,295)           -
  Interest expense                              (235,139)      (9,301)
  Interest expense, related party                   (219)         (79)
                                             ------------  -----------
                                              (1,514,760)    (125,413)
                                             ------------  -----------

Net loss                                      (2,407,821)    (997,616)
                                             ------------  -----------

Beneficial conversion feature, preferred
  stock (Note 8)                              (1,500,000)           -
                                             ------------  -----------

Net loss applicable to common
  shareholders                               $(3,907,821)    (997,616)
                                             ============  ===========

Net loss per share, basic and diluted
  (Note 1)                                   $     (0.30)       (0.22)
                                             ============  ===========

Weighted average number of common
  shares outstanding (Note 1)                 12,984,849    4,544,980
                                             ============  ===========

See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                  Consolidated Statements of Comprehensive Loss
                       Years Ended June 30, 2006 and 2005

                                         2006          2005
                                     ------------  ------------
Net loss                             $(2,407,821)     (997,616)

Change in unrealized gain (loss) on
  securities                                  59          (379)

Change in foreign currency
  translation adjustments                  7,457             -
                                     ------------  ------------

Comprehensive loss                   $(2,400,305)     (997,995)
                                     ============  ============

See notes to consolidated financial statements.


                                           VYTA CORP AND SUBSIDIARIES
                            Consolidated Statement of Changes in Shareholders' Equity
                                       Years Ended June 30, 2006 and 2005
                                                    (Note 1)


                                                                       Accumulated
                                  Common stock           Additional       other                          Total
                           --------------------------     paid-in     comprehensive   Accumulated    shareholders'
                              Shares        Amount        capital        Income         deficit         equity
                           ------------  ------------  -------------  -------------  --------------  -------------
Balances, July 1, 2004        4,503,045  $        450     23,753,447       123,222     (22,631,703)     1,245,416

Common stock issued upon
  exercise of warrants
  (net of offering costs
  of $7,200)(Note 8)             60,000             6        112,794             -               -        112,800

Common stock issued for
  deferred consulting
  costs (Notes 1 and 8)          50,000             5         89,995             -               -         90,000

Common stock issued
  with note Payable
  (Notes 6 and 8)                50,000             5        102,891             -               -        102,896

Common stock to be
  issued (Notes 6 and 8)              -             -            250             -               -            250

Net loss                              -             -              -             -        (997,616)      (997,616)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities              -             -              -          (379)              -           (379)
                           ------------  ------------  -------------  -------------  --------------  -------------
Balances,
  June 30, 2005               4,663,045  $        466     24,059,377       122,843     (23,629,319)       553,367
                           ============  ============  =============  =============  ==============  =============

                                                    (continued)

                                               VYTA CORP AND SUBSIDIARIES
                                    (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                                Consolidated Statement of Changes in Shareholders' Equity
                                            Years Ended June 30, 2006 and 2005
                                                        (Note 1)
                                                       (continued)


                                                                                       Accumu-
                                                                                        lated
                                                                                        other                   Total
                               Preferred stock          Common stock      Additional   Compre-                  Share
                           ----------------------  ---------------------    paid-in    hensive  Accumulated    holders'
                            Shares      Amount       Shares      Amount     capital    income     deficit       equity
                           ---------  -----------  -----------  --------  -----------  -------  ------------  ----------
Balances, July 1, 2005            -            -    4,663,045   $   466   24,059,377   122,843  (23,629,319)    553,367
Common stock issued upon
  exercise of warrants,
  net of offering costs
  (Note 8)                        -            -    1,535,000       154      734,846         -            -     735,000

Forgiveness of offering
  cost liability
  (Note 8)                        -            -            -         -      800,000         -            -     800,000

Common stock issued
  with notes payable
  (Notes 6 and 8)                 -            -      455,000        45      117,841         -            -     117,886

Common stock and
  warrants issued for
  cash (Notes 6 and 7)            -            -      790,467        79      453,067         -            -     453,146

Common stock issued as
  payment of commission
  (Note 8)                        -            -       50,000         5       89,995         -            -      90,000

Series A preferred stock
  issued for cash
  (Note 8)                  200,000    1,500,000            -         -            -         -            -   1,500,000

Common stock issued upon
  conversion of Series A
  preferred stock
  (Note 8)                 (200,000)  (1,500,000)  15,000,000     1,500    1,498,500         -            -           -

Common stock originally
  issued for services,
  returned for non-
  performance (Notes 1
  and 8)                          -            -      (50,000)       (5)     (89,995)        -            -     (90,000)

                                                      (Continued)

                                            VYTA CORP AND SUBSIDIARIES
                                (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                            Consolidated Statement of Changes in Shareholders' Equity
                                        Years Ended June 30, 2006 and 2005
                                                     (Note 1)
                                                   (Continued)

                                                                               Accumu
                                                                                lated
                                                                                other                    Total
                            Preferred stock       Common stock     Additional  Compre                    Share
                           -----------------  -------------------   paid-in    hensive  Accumulated    holders'
                            Shares   Amount     Shares    Amount    capital    income     deficit       equity
                           --------  -------  ----------  -------  ----------  -------  ------------  -----------
Common stock and
  warrants issued for
  services (Notes 1
  and 8)                          -        -     200,000       20     464,980        -            -      465,000

Reclassification of
  derivative warrant
  liability to equity
  (Note 7)                        -        -           -        -     253,522        -            -      253,522

Forgiveness of accrued
  payroll owed to
  officer /shareholder            -                    -        -       8,750        -            -        8,750

Net loss                          -        -           -        -           -        -   (2,407,821)  (2,407,821)

Other comprehensive
  loss:
    Change in unrealized
      gain on securities          -        -           -        -           -       59            -           59
    Change in foreign
      currency
      translation
      adjustments                 -        -           -        -           -    7,457            -        7,457
                           --------  -------  ----------  -------  ----------  -------  ------------  -----------
Balances,
  June 30, 2006                   -        -  22,643,512  $ 2,264  28,390,883  130,359  (26,037,140)   2,486,366
                           ========  =======  ==========  =======  ==========  =======  ============  ===========

See  notes  to  consolidated  financial  statements.

                                 VYTA CORP AND SUBSIDIARIES
                      (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                            Consolidated Statements of Cash Flows
                             Years Ended June 30, 2006 and 2005

                                                                   2006           2005
                                                               -------------  ------------
Cash flows from operating activities:
  Net loss                                                     $ (2,407,821)     (997,616)
                                                               -------------  ------------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Amortization                                                     28,803         7,500
    Depreciation                                                      5,768         7,258
    Equity losses of equity investees                             1,398,202       144,323
    Gain on extinguishment of liabilities                          (120,788)            -
    Amortization of discounts on notes payable                      213,860         7,272
    Provision for losses on note receivable                               -        35,000
    Loss on revaluation of derivative warrant
      liability (Note 7)                                             74,295             -
    Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses and other             (52,777)       37,907
      (Decrease) increase in accounts payable                       (15,435)      105,935
      (Decrease) increase in accrued liabilities                     (2,413)       18,227
      Increase in other liability                                         -        90,000
                                                               -------------  ------------
  Total adjustments                                               1,529,515       453,422
                                                               -------------  ------------

        Net cash used in operating activities                      (878,306)     (544,194)
                                                               -------------  ------------

Cash flows from investing activities:
  Purchase of equipment                                                (750)            -
  Increase in notes receivable, affiliate and equity investee    (1,686,570)     (349,000)
  Increase in advance receivable, equity investee                         -      (405,000)
  Payment on note receivable, affiliate                             275,442        38,558
  Investment in joint venture (Note 3)                             (500,000)            -
                                                               -------------  ------------
    Net cash used in investing activities                        (1,911,878)     (715,442)
                                                               -------------  ------------

Cash flows from financing activities:
  Exercise of warrants, and common stock and warrants issued
    for cash                                                      2,167,372       112,800
  Proceeds from sale of preferred stock (Note 6)                  1,500,000             -
  Proceeds from subscribed preferred stock                          100,000             -
  Payment of notes payable                                         (960,663)      (61,737)
  Proceeds from issuance of notes payable and common stock          150,000       216,000
                                                               -------------  ------------
    Net cash provided by financing activities                     2,956,709       267,063
                                                               -------------  ------------

Net increase (decrease) in cash and cash equivalents                166,525      (992,573)

Cash and cash equivalents, beginning                                 25,835     1,018,408
                                                               -------------  ------------

Cash and cash equivalents, ending                              $    192,360        25,835
                                                               =============  ============

                                         (Continued)

                               VYTA CORP AND SUBSIDIARIES
                    (FORMERLY KNOWN AS NANOPIERCE TECHNOLOGIES, INC.)
                          Consolidated Statements of Cash Flows
                           Years Ended June 30, 2006 and 2005
                                       (Continued)

                                                                   2006         2005
                                                               ------------  -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    23,569            17
                                                               ============  ===========

Supplemental disclosure of non-cash investing and financing
  activities:
    Issuance of common stock in connection with notes payable  $   117,886       103,146
                                                               ============  ===========
    Issuance of common stock in exchange for deferred
      consulting costs                                         $   465,000        90,000
                                                               ============  ===========
    Issuance of common stock in exchange for accrued
      commissions                                              $    90,000             -
                                                               ============  ===========
    Offering costs recorded in accounts payable                $         -         7,200
                                                               ============  ===========
    Advances receivable applied to equity investment           $   405,000             -
                                                               ============  ===========
    Equity investment acquired in exchange for note payable    $   595,000             -
                                                               ============  ===========
    Liability recorded for offering costs of common stock
      issuance                                                 $   800,000             -
                                                               ============  ===========
    Forgiveness of offering costs owed in connection with
      common stock issuance                                    $  (800,000)            -
                                                               ============  ===========
    Forgiveness of accrued payroll owed to
      officer/shareholder                                      $     8,750             -
                                                               ============  ===========
    Conversion of Series A Preferred Stock to common stock     $ 1,500,000             -
                                                               ============  ===========
    Beneficial conversion feature                              $ 1,500,000             -
                                                               ============  ===========
    Reclassification of derivative warrant liability to
      equity                                                   $   253,522             -
                                                               ============  ===========

          See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

1.     BASIS  OF  PRESENTATION,  BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES:

BASIS  OF  PRESENTATION:

The accompanying consolidated financial statements include the accounts of Vyta Corp (formerly known as NanoPierce Technologies, Inc.), a Nevada corporation
(the Company), which include its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS) which was incorporated in November 2001 and ExypnoTech, LLC (ET LLC), a Colorado limited liability company, which was formed in June 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 19, 2006, the Company's Board of Directors (the "Board") approved an amendment to the Company's Articles of Incorporation to effect a one-for-twenty reverse stock split effective January 31, 2006. All references to shares, options, and warrants in the year ended June 30, 2006 and in prior periods, have been retroactively adjusted to reflect the reverse split amounts. The Company's common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "VYTC".

As a result of the reverse split, the Company's authorized capital was reduced from 200,000,000 shares to 10,000,000 shares. As part of the reverse split, the Company amended and restated its Articles of Incorporation to increase the authorized capital of the Company to 200,000,000 shares.

BUSINESS:

Through June 30, 2006, NCOS had no operations. ET LLC business activities included the marketing and sales of RFID (Radio Frequency Identification) products in North America. ET LLC had no revenues or operations in 2006 and 2005. The Company has three investments which are accounted for using the equity method of accounting. These equity method investments consist of ExypnoTech, GmbH (EPT), Scimaxx Solutions, LLC (Scimaxx) and BioAgra, LLC (BioAgra)(Note 5). EPT's activities primarily consist of manufacturing inlay components used in, among other things, Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. Scimaxx was primarily involved in research and development and marketing functions through April 2005, at which time it ceased operations.

In August 2005, the Company entered into a joint venture with Xact Resources International, Inc. ("Xact Resources"), a privately held company. The Company purchased a 50% equity interest in the joint venture, BioAgra (a Georgia limited liability company) for $1,500,000 in cash (Note 2). BioAgra manufactures and plans to sell a beta glucan product, AgraStim(TM), to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed.

The Company's equity investees, EPT and BioAgra, operate in two segments, the RFID industry and the animal feed industry, respectively.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

SUMMARY  OF  SIGNIFICANT  ACCOUNT  POLICIES:

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The fair values of the Company's cash and cash equivalents and accounts payable approximate their carrying amounts due to the short maturities of these instruments. The fair values of the note receivable from affiliates and equity investee and advances payable to a related party are not subject to reasonable estimation, based upon the related party nature of the underlying transactions.

CASH  AND  CASH  EQUIVALENTS:

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

DEFERRED  CONSULTING  COSTS:

In June 2006, the Company entered into a twelve-month consulting services agreement with two third parties, in which the parties agreed to provide lobbying and public relation services. Compensation consisted of 200,000 shares of the Company's common stock with a market value of approximately $182,000 (based on a closing market price of $0.91 per share at the date the transaction was entered into) and a warrant to purchase 500,000 shares of the Company's common stock, with an exercise price of $0.91 per share and a term of 3 years. The warrant was valued at $283,000 using the Black-Scholes pricing model method. The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the year ended June 30, 2006, $28,803 was expensed.

In June 2005, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 50,000 shares of the Company's restricted common stock with a market value of approximately $90,000 (based on the closing market price of $1.80 per share at the date the transaction was entered into). The deferred cost was being amortized on a straight-line basis over the twelve-month period from the date of the agreement. However, in May 2006, the third party returned the 50,000 shares to the Company due to non-performance under the contract, and the shares were cancelled by the Company. During the year ended June 30, 2005, $7,500 was expensed.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

AVAILABLE  FOR  SALE  SECURITIES

Available for sale securities consist of 1,180 shares of common stock of Intercell International Corporation ("Intercell"). These securities are carried at estimated fair value ($71 at June 30, 2006) based upon quoted market prices, and are included in other long-term assets in the Company's June 30, 2006 consolidated balance sheet.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component of comprehensive income (loss), included as a separate item in shareholders' equity. The Company reported a decrease in the unrealized gain on available for sale securities of $59 in 2006 and a loss of $379 in 2005.

At June 30, 2006, the unrealized gain on available for sale securities was $59. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). During the years ended June 30, 2006 and 2005, the Company did not sell any available for sale securities.

The Company's Chief Financial Officer (CFO), has served as CFO of Intercell since 2003, and the Company's Chief Executive Officer (CEO) served as the CEO of Intercell from September 2004 until March 2005.

EQUITY  METHOD  INVESTMENTS:

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company's share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

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

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY'S COMMON STOCK:

The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock. Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

LEGAL  DEFENSE  COSTS:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

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

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

Had compensation cost for the Company's stock plans (Note 8) been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as indicated below:

                                              2006         2005
                                          ------------  -----------
Net loss, as reported                     $(2,407,821)    (997,616)
Total stock-based employee compensation,
expense determined under fair value
based method for all awards                         -            -
                                          ------------  -----------
Net loss, pro forma                       $(2,407,821)    (997,616)
                                          ============  ===========
Net loss per share as reported            $     (0.30)       (0.22)
Net loss per share pro forma              $     (0.30)       (0.22)

No  options  were  granted  during  the  years  ended  June  30,  2006 and 2005.

FOREIGN  CURRENCY  TRANSLATION:

The financial statements of the Company's foreign equity investment (EPT) are measured using the local currency (the Euro) as the functional currency. Assets and liabilities of EPT are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

COMPREHENSIVE  INCOME  (LOSS):

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires unrealized gains and losses on the Company's investment in Intercell to be included in comprehensive income (loss). SFAS No. 130 also requires the Company's foreign currency translation adjustments to be included in comprehensive income (loss).

LOSS  PER  SHARE:

Basic loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (6,519,469 shares at June 30, 2006 and 3,809,089 shares at June 30, 2005) would be to decrease loss per share (anti-dilutive). Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of the fiscal year ending June 30, 2007. As the Company has no un-vested options outstanding, the implementation of this standard is not expected to have an immediate impact on the Company's financial position and results of operations.

In  February  2006,  the  FASB  issued  SFAS  155, Accounting for Certain Hybrid
Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending June 30, 2008. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending June 30, 2008. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

2.     GOING  CONCERN  AND  MANAGEMENT'S  PLANS:

The Company's financial statements for the year ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,407,821 (net loss applicable to common shareholders of $3,907,821) for the year ended June 30, 2006, and an accumulated deficit of $26,037,140 as of June 30, 2006. Cash flows used in operations for 2006 substantially exceeded its working capital remaining at year end. The Company has no revenues from its activities during the year ended June 30, 2006.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2007 fiscal year, the Company intends to continue its efforts to assist BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets.

The Company also intends to raise funds to support operations of the Company during the 2007 fiscal year through a private offering of preferred stock, the terms of which are being negotiated.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

3.  RISK  CONSIDERATIONS:

INTERNATIONAL  OPERATIONS:

The Company's foreign equity investment's (EPT) operations are located in Germany. EPT transactions are conducted in currencies other than the U.S. dollar (the currency into which EPT's historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates.

In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

4.     NOTES  AND  ADVANCES  RECEIVABLE:

Through June 30, 2006, the Company loaned $1,686,570 to BioAgra through a series of secured, 7.5% promissory notes, which were due over the period from June 30 through October 31, 2006. On June 26, 2006, the Company agreed to combine all of the promissory notes and accrued interest of $40,257 into a $1,726,827 secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory note is collateralized by all BioAgra assets. Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. At June 30, 2006, interest of $1,064 was accrued. During the quarter ended September 30, 2006, the Company advanced an additional $191,250 to BioAgra under the same terms as the promissory note, described above.

During the fiscal year ended June 30, 2005, the Company advanced a total of $405,000 to Xact Resources, which was applied to the August 2005 purchase of the 50% equity interest in BioAgra (Note 5).

In November 2004, the Company loaned $314,000 to Arizcan Properties, Ltd. (Arizcan). The sole director of Arizcan is related to a Board member and officer of Intercell. In exchange for the loan, the Company received an unsecured, 7% promissory note, due on October 31, 2005. The funds were loaned to facilitate Arizcan's purchase of an option from certain of the Company's warrant holders, to initiate the exercise of certain existing warrants to purchase up to 15,700,000 shares of the Company's common stock. The warrants were initially issued as part of a January 2004 equity placement (Note 8). In June 2005, the Company received a payment of $50,000, which included interest of $11,442. During the fiscal year ended June 30, 2006, the Company received payments of $288,718, which included interest of $13,726. The note was paid in full at that time. In August 2005, Arizcan exercised its option on all 15,700,000 shares (Note 8).

In December 2004, the Company loaned $35,000 to Intercell in return for an unsecured, 7% promissory note, due in December 2005. The loan was made in order to assist Intercell in its efforts to support operations. On March 16, 2005, Intercell filed for protection under Chapter 11 of the U.S. Bankruptcy Laws. The Company does not believe that it will be able to fully collect this receivable, and during the year ended June 30, 2005, recorded an allowance of $35,000 in connection with the note receivable.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

5.     EQUITY INVESTMENTS  IN  AFFILIATES:

INVESTMENT  IN  EPT:

At June 30, 2006, the Company's investment in EPT in $161,399. Financial information of EPT as of June 30, 2006, and for the years ended June 30, 2006 and 2005 is as follows:

                                             June 30, 2006
                                             --------------
     Assets:
         Current assets(1)                   $      635,547
         Equipment                                   89,271
                                             --------------

       Total assets                          $      724,818
                                             ==============

     Liabilities and members' equity:
         Current liabilities(2)              $      538,441
         Members' equity                            186,377
                                             --------------

     Total liabilities and members' equity   $      724,818
                                             ==============

     (1) Current assets include receivables in the amount of $359,343 due from the 51% owner of EPT.
     (2) Current liabilities include a payable of $40,135 to the 51% owner of EPT.

                           Year ended      Year ended
                          June 30,2006    June 30, 2005
                         --------------  ---------------
     Revenues(1)         $   2,492,828   $      586,480
     Expenses(2)            (2,489,249)        (676,222)
                         --------------  ---------------
     Net income (loss)   $       3,579   $      (89,742)
                         ==============  ===============

     (1) Revenues include $2,492,751 and $570,584, respectively, of sales to the 51% owner of EPT for each period presented.
     (2) Expenses include $97,155 and $60,723, respectively, of charges paid to the 51% owner of EPT for each period presented.

INVESTMENT  IN  BIOAGRA

On  August  15,  2005,  the  Company  entered  into  a  joint  venture with Xact
Resources, a privately held company. The Company purchased a 50% equity interest in the joint venture, BioAgra, for $905,000 in cash (which includes $405,000 previously advanced to Xact Resources as of June 30, 2005) and a note payable of $595,000, which was paid in full on September 15, 2005. BioAgra is to manufacture and sell a beta glucan product, YBG-2000 also known as AgraStim(TM), to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed. As of June 30, 2006, BioAgra (a development stage company) has completed construction of a production line.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. The Company's

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005


investment in BioAgra is $107,316, at June 30, 2006. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra's other joint venture investor. As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company through June 30, 2006.

Financial information of BioAgra as of June 30, 2006 and for the period from August 15, 2005 through June 30, 2006, is as follows:

                                              June 30,
                                                2006
                                             ----------

     Assets:
         Current assets                      $   84,434
         Land, building and equipment, net    2,997,327
         Other assets, net                       95,644
                                             ----------
       Total assets                          $3,177,405
                                             ==========

     Liabilities and members' equity:
         Current liabilities(1)              $2,064,843
         Obligation under capital lease(2)    1,005,245
                                             ----------

       Total liabilities                      3,070,089

         Members' equity                        107,316
                                             ----------
     Total liabilities and members' equity   $3,177,405
                                             ==========

     (1)  Includes  $1,726,827  owed  to  the  Company.
     (2) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

                          August 15, 2005
                              through
                           June 30, 2006
                         -----------------
          Revenues       $          5,340
          Expenses             (1,398,024)
                         -----------------
          Net loss       $     (1,392,684)
                         =================

INVESTMENT  IN  SCIMAXX  SOLUTIONS

Prior to July 1, 2004, the Company entered into an agreement to receive a 50% interest in a joint venture with Scimaxx, LLC. The name of the joint venture was Scimaxx Solutions, LLC (Scimaxx Solutions). The purpose of the joint venture was to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity. Scimaxx Solutions ceased operations in April 2005. Accordingly, during the third quarter of the fiscal year ended June 30, 2005, the Company made the decision to write down the value of its investment in Scimaxx Solutions for impairment to $0, recording an impairment charge in that year of $63,544, which is included in equity losses of affiliates.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

For the year ended June 30, 2005, Scimaxx Solutions recorded revenues of $5,773 and expenses of $80,781 resulting in a net loss of $75,008.

6.     NOTES  AND  ADVANCES  PAYABLE:

RELATED  PARTIES:

In June 2005, an officer/director of the Company loaned $41,000 to the Company in exchange for an unsecured, 5% note payable due in December 2005. In June 2005, the Company paid $336 plus accrued interest of $17. In August 2005, the Company paid the remaining $40,664 plus accrued interest of $298.

In June 2006, the Company received an advance of $100,000 from Arizcan. The advance is to be applied to an equity placement that the Company and Arizcan have not yet finalized. The proceeds were used to fund the Company's operations.

OTHER:

In June 2005, an unrelated third party loaned the Company $150,000 in exchange for an unsecured, promissory note due in September 2005 with interest at 15% per quarter and 100,000 shares of the Company's restricted common stock (50,000 shares were issued in June 2005 and the remaining 50,000 shares were issued in July 2005). At the date of issuance, the common stock had a market value of $180,000 (based on the closing market price of $1.80 per share on the date of the transaction). The relative fair value of the common stock, ($81,718) was accounted for as a discount applied against the face amount of the note. The effective interest rate on this note was 54%. As of June 30, 2005, $7,272 of the discount had been amortized to interest expense. In September 2005, the Company paid the $150,000, plus accrued interest of $22,500. Through that date, the remaining discount of $74,446 was fully amortized to interest expense.

On June 30, 2005, an unrelated third party loaned the Company $25,000 in exchange for an unsecured, 8% promissory note due in December 2005 and 75,000 shares of the Company's restricted common stock which were issued in July 2005. At the date of issuance, the common stock had a market value of $150,000 (based on the closing market price of $2.00 per share on the date of the transaction). The relative fair value of the common stock ($21,428) was accounted for as a discount against the face amount of the note. The effective interest rate on this note was 85%. In August 2005, the Company paid the $25,000, plus accrued interest of $208. Through that date, the discount of $21,428 was fully amortized to interest expense.

In July and August 2005, six unrelated third parties loaned the Company a total of $150,000 in exchange for unsecured, 8% promissory notes due in December 2005 and a total of 330,000 shares of the Company's restricted common stock. The common stock had a total market value of $574,000 (based on the closing market prices which ranged from $1.60 to $1.80 per share at the date of each transaction). The relative fair value of the common stock ($117,886) was accounted for as a discount applied against the face amount of the notes. The discount was amortized over the terms of the promissory notes as additional interest expense. The effective interest rate on these notes

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

was 85%. In August 2005, the Company paid the $150,000, plus accrued interest of $642. Through that date, the discount of $117,886 was fully amortized to interest expense.

During the year ended June 30, 2006, four vendors agreed to forgive payment on $120,788 of liabilities owed, and as a result the Company recognized a gain on the extinguishment of liabilities.

7.     DERIVATIVE  WARRANT  LIABILITY:

During the year ended June 30, 2006, the Company sold 746,717 shares of its restricted common stock for $597,372. In connection with the sale of the restricted common shares, the Company issued warrants exercisable into 746,717 shares of the Company's common stock. The common stock had a total market value of $1,058,153 (based on the closing market prices which ranged from $1.00 to $1.60 per share at the date of each transaction). The warrants had an aggregate estimated fair value of $462,965 (using the Black-Scholes model). The relative fair value of the warrants ($179,227) was accounted for as a liability in accordance with EITF 00-19, as the Company's authorized and unissued shares available to settle the warrants (after considering all other commitments that could have required the issuance of stock during the maximum period the warrant could remain outstanding) were determined to be insufficient.

Through January 2006, the Company's authorized and unissued common shares were insufficient to settle these warrant contracts. As a result, the value of these warrants was classified as a liability. As a result of the one-for-twenty reverse stock split in February 2006 and the increase in authorized shares, there are now sufficient authorized and unissued common shares to settle these contracts. Accordingly, the fair value of the warrants at the effective date of the stock split ($253,522) was reclassified to additional paid-in capital. During the year ended June 30, 2006, the Company recorded a loss of $74,295, on these contracts. The appropriateness of the classification of these contracts is reassessed at each balance sheet date.

8.     SHAREHOLDERS'  EQUITY:

COMMON  STOCK:

2006  Transactions:

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

In July and August 2005, in connection with the issuance of promissory notes totaling $150,000, the Company issued 330,000 shares of its restricted common stock, valued at $117,886.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

In August 2005, warrants to purchase 1,535,000 shares of common stock were exercised for cash of $1,535,000 in exchange for 1,535,000 shares of common stock. The exercise price of these warrants was lowered from $2.00 and $3.00 per share to $1.00 per share in connection with the exercise. The Company had recorded an $800,000 payable to Arizcan, which represents the costs incurred in connection with this offering of equity securities. In March 2006, Arizcan terminated the agreement and forgave the payment of this liability. As a result, in March 2006, the Company reclassified the liability to equity.

In September 2005, the Company executed a subscription agreement with Arizcan to sell shares of the Company's preferred stock. The subscription agreement provided for the sale of 200,000 shares of Class A 8% cumulative and participating preferred shares for $7.50 per share. In January 2006, Arizcan purchased 200,000 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") for $400,000 cash and an unsecured promissory note for $1,100,000. The promissory note had an interest rate of 8% per annum and was due in January 2007. In February 2006, Arizcan converted the 200,000 shares of preferred stock into 15,000,000 shares of the Company's restricted common stock. Upon the conversion, Arizcan held approximately 67% of the issued and outstanding common stock of the Company. In May 2006, Arizcan paid the Company cash of $1,100,000 to repay the note in full.

The conversion feature was deemed beneficial and accordingly resulted in a beneficial conversion feature of $1,500,000. The intrinsic value of the beneficial conversion feature is limited to the total amount of the proceeds received. As a result of the beneficial conversion feature, net loss applicable to common shareholders was increased by $1,500,000 during the year ended June 30, 2006.

In October 2005, the Company issued 50,000 shares of its restricted common stock, valued at $90,000, in satisfaction of a $90,000 liability incurred in connection with the Company's financing efforts.

In October 2005, the Company issued 43,750 shares of its restricted common stock in exchange for $35,000. The shares were sold for $0.80 per share (based on a 50% discount from the closing market price, $1.60 per share, on the date of each transaction).

In November and December 2005 and January 2006, the Company issued 746,717 shares of its restricted common stock and warrants to purchase 746,717 shares of its restricted common stock for $597,372. The warrants have an exercise price of $1.00 per share and a term of three years. The shares of common stock were sold for $0.80 share.

In May 2006, 50,000 shares of the Company's restricted stock, that had been issued in June 2005 to an unrelated party for services were returned to the Company and were cancelled.

In June 2006, in connection with two twelve-month consulting agreements, the Company issued 200,000 shares of its restricted common stock to unrelated third parties. The market value of the shares was $182,000 (based on a closing market price of $0.91 per share at the date of the transaction). In addition, the Company issued a warrant exercisable for 500,000 shares of the

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

Company's common stock with an exercise price of $0.91 per share and a term of 3 years. The warrant was deemed to have a value of $283,000 using the Black-Scholes Method.

2005  Transactions:

In November 2004, the Company issued 60,000 shares of common stock upon the exercise of warrants. The Company received cash proceeds of $112,800 (net of $7,200 of offering costs).

In June 2005, the Company issued 50,000 shares of its restricted common stock as consideration for a twelve-month consulting agreement. These shares of common stock had a market value of $90,000.

In June 2005, in connection with the issuance of a $150,000 promissory note, the Company agreed to issue 100,000 shares of its restricted common stock, valued at $81,718, of which 50,000 shares were issued in June 2005, and 50,000 shares were issued in July 2005.

STOCK  OPTIONS  AND  WARRANTS:

Stock  Options:

The Company has established two Compensatory Stock Option Plans (the "Option Plans") and has reserved 625,000 shares of common stock for issuance under the Option Plans. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

A  summary  of  the  Option  Plans  is  as  follows:

                                            2006                                 2005
                            ------------------------------------  -----------------------------------
                                               WEIGHTED AVERAGE                     WEIGHTED-AVERAGE
                                 SHARES         EXERCISE PRICE         SHARES        EXERCISE PRICE
                            -------------------------------------------------------------------------
Outstanding, Beginning of
  Year                               439,377   $           20.00           439,377  $           20.00
  Granted                                  -                   -                 -                  -
  Cancelled                          (41,250)               2.00
  Expired                                  -                   -                 -                  -
  Exercised                                -                   -                 -                  -
                            -----------------  -----------------  ----------------  -----------------
Outstanding, End of Year             398,127   $           22.00           439,377  $           20.00
                            =================  =================  ================  =================
Options Exercisable at End
  of Year                            398,127   $           22.00           431,377  $           20.00
                            =================  =================  ================  =================

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

The following table summarizes information about stock options outstanding as of June 30, 2006:

                               OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                ------------------------------------------------------  ----------------------------------
                                  WEIGHTED-AVERAGE
RANGE OF                              REMAINING
EXERCISE           NUMBER OF         CONTRACTUAL     WEIGHTED-AVERAGE      NUMBER OF      WEIGHTED-AVERAGE
PRICES              OPTIONS         LIFE (YEARS)      EXERCISE PRICE        OPTIONS        EXERCISE PRICE
----------------------------------------------------------------------------------------------------------
  $4.00-10.00           162,750               2.37  $            6.41           162,750  $            6.41
  10.20-20.00           114,777               5.92              13.65           114,777              13.36
  20.20-40.00            43,000               4.56              30.39            43,000              30.39
  40.20-60.00            77,100               2.99              62.21            77,100              62.21
100.20-120.00               500               3.66             120.00               500             120.00
               ----------------  -----------------  -----------------  ----------------  -----------------
                        398,127               4.61  $           22.00           398,127  $           22.00
               ================  =================  =================  ================  =================

During the year ended June 30, 2006, officers and a director of the Company agreed to cancel options under the Company's 1998 Compensatory Stock Option Plan exercisable for 41,250 shares of the Company's stock.

The officers and director did not receive any consideration in return for the cancellations.

Warrants:

At June 30, 2006, the following warrants to purchase common stock were outstanding:

     NUMBER OF COMMON
SHARES COVERED BY WARRANTS  EXERCISE PRICE  EXPIRATION DATE
--------------------------  --------------  ---------------
              9,625              25.00      January 2007
             22,500              12.00      January 2010
          1,250,000               3.00      January 2009
             92,500               1.00      January 2009
          4,246,717               1.00      February 2009
            500,000               0.91      June 2009
         ---------
         6,121,342
         =========

2006  Transactions

During the year ended June 30, 2006, warrants to purchase 202,709 shares of common stock expired.

In August 2005, warrants to purchase 1,535,000 shares of common stock were exercised for cash of $1,535,000 in exchange for 1,535,000 shares of common stock. The proceeds were used to purchase a 50% equity interest in BioAgra. The warrants' exercise price was lowered from $2.00 and $3.00 per share to $1.00 per share in connection with the exercise.

In December 2005, warrants to purchase 238,667 shares of common stock were canceled by their holders. The warrants were cancelled to reduce the total dilutive securities below the authorized share limit, to allow the Company to enter into additional equity financing in December 2005. In return for the cancellation of such warrants, the Company agreed to issue warrants to purchase 3,500,000 common shares. The warrants have an exercise price of

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

$1.00  and have a term of 3 years.  These warrants were issued in February 2006.

In February 2006, the Company issued warrants to purchase 746,717 shares of common stock. The warrants were issued to fullfill commitments made with the sale of common stock from November 2005 through January 2006, as discussed above. The warrants have an exercise price of $1.00 per share and a term of 3 years.

2005  Transactions

During the year ended June 30, 2005, warrants to purchase 60,000 shares of common stock were exercised for net cash proceeds of $112,800 (net of commission of $7,200).

CAPITAL  TRANSACTION:

In August 2005, an officer/shareholder of the Company forgave $8,750 of accrued salary, which has been accounted for as a capital transaction and has resulted in an increase in additional paid in capital.

9.COMMITMENTS  AND  CONTINGENCIES

LITIGATION:

Depository  Trust  Suit:

In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation ("DTCC"), the Depository Trust Company ("DTC"), and the National Securities Clearing Corporation ("NSCC") in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. The Company is seeking damages in the amount of $25,000,000 and treble damages. Responsive pleadings were filed by the defendants. In April 2005, the court granted a motion to dismiss the lawsuit. The Company has filed an appeal to overturn the motion to dismiss the lawsuit.

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

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

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

LEASES:

The Company has entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through December 31, 2011. Future minimum lease payments under these operating leases are as follows:

                           Year ending
                             June 30,         Amount
                           -----------       --------
                              2007           $ 39,822
                              2008             38,211
                              2009             39,415
                              2010             40,618
                              2011             20,761
                                             --------
                                             $178,827
                                             ========

Rental expense was $86,783 and $113,380 for the years ended June 30, 2006 and 2005, respectively.

                           VYTA CORP AND SUBSIDIARIES
                    (Formerly NanoPerce Technologies, Inc.)
                 Notes to the Consolidated Financial Statements
                       Years Ended June 30, 2006 and 2005

10.     INCOME  TAXES:

The Company and its subsidiaries did not incur income tax expense for the years ended June 30, 2006 and 2005. The reconciliation between income taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the years ended June 30, 2006 and 2005 is as follows:

                                    2006         2005
                                 -----------  -----------
Expected income tax benefit      $ (818,000)    (339,000)
Increase in valuation allowance     818,000      339,000
                                 -----------  -----------
                                 $        -            -
                                 ===========  ===========

The tax effects of temporary differences that would give rise to substantially all deferred tax assets subject to the valuation allowance at June 30, 2006 are as follows:

     Deferred tax assets:
       Net operating loss           $ 2,407,000
     Less valuation allowance        (2,407,000)
                                    ------------
     Net deferred tax assets        $         -
                                    ============

As of June 30, 2006, the Company has net operating loss carry forwards of approximately $18,132,000, which expire between 2013 and 2026. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.