Form 10QSB
period 2006-09-30
Vyta Corp
filed 2006-11-20
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  September  30,  2006

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

As of November 15, 2006 there were 22,643,512 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format     Yes      No  X
                                                          ---     ---

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)                                       Page
                                                                               ----

        Condensed Consolidated Balance Sheet -September 30, 2006                F-1

        Condensed Consolidated Statements of Operations  -
          Three months ended September 30, 2006 and 2005                        F-2

        Condensed Consolidated Statements of Comprehensive
          Loss - Three months ended September 30, 2006 and 2005                 F-3

        Condensed Consolidated Statement of Changes in Shareholders'
          Equity -Three months ended September 30, 2006                         F-4

        Condensed Consolidated Statements of Cash Flows -
          Three months ended September 30, 2006 and 2005                        F-5

        Notes to Condensed Consolidated Financial Statements                    F-7

Item 2. Management's Discussion and Analysis                                     1

Item 3. Controls and Procedures                                                  3

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                        4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          - Not Applicable                                                       4

Item 3. Defaults Upon Senior Securities - Not Applicable                         4

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable     4

Item 5. Other Information - Not Applicable                                       4

Item 6. Exhibits                                                                 5

SIGNATURES                                                                       6

                          PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                            VYTA CORP AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                September 30, 2006
                                    (Unaudited)

                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                          $     11,845
  Prepaid expenses and other                                              321,383
                                                                     -------------
    Total current assets                                                  333,228
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           67,107
  Less accumulated depreciation                                           (57,629)
                                                                     -------------
                                                                            9,478
                                                                     -------------

Other assets:
  Deposits and other                                                       19,373
  Notes receivable, equity investee(Note 2)                             1,720,238
  Investment in equity investee (Note 3)                                  198,747
                                                                     -------------
                                                                        1,938,358
                                                                     -------------

        Total assets                                                 $  2,281,064
                                                                     =============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable                                                   $     90,572
  Advances payable, related party (Note 4)                                240,000
  Accrued liabilities                                                       7,063
                                                                     -------------
    Total liabilities  (all current)                                      337,635
                                                                     -------------

Commitments and contingencies (Notes 4 and 6)

Shareholders' equity:
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
    none issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
    22,643,512 shares issued and outstanding                                2,264
  Additional paid-in capital                                           28,390,883
  Accumulated other comprehensive income                                  130,394
  Accumulated deficit                                                 (26,580,112)
                                                                     -------------
      Total shareholders' equity                                        1,943,429
                                                                     -------------

        Total liabilities and shareholders' equity                   $  2,281,064
                                                                     =============

See notes to condensed consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                            2006         2005
                                        ------------  -----------
Revenues                                $         -            -
                                        ------------  -----------

General and administrative expense         (275,414)    (224,429)
                                        ------------  -----------

Loss from operations                       (275,414)    (224,429)
                                        ------------  -----------

Other income (expense):
  Other income                                    -       28,585
  Interest income                                 -        3,931
  Equity losses of equity investees
    (Note 3)                               (267,558)    (259,908)
  Interest expense                                -     (235,109)
  Interest expense, related party                 -         (219)
                                        ------------  -----------
                                           (267,558)    (462,720)
                                        ------------  -----------

Net loss                                $  (542,972)    (687,149)
                                        ============  ===========

Net loss per share, basic and diluted
  (Note 1)                              $     (0.02)       (0.12)
                                        ============  ===========

Weighted average number of common
  shares outstanding (Note 1)            22,643,512    5,776,593
                                        ============  ===========

See notes to condensed consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                         2006          2005
                                     ------------  ------------
Net loss                             $  (542,972)     (687,149)

Change in unrealized gain (loss) on
  securities                                  35           (14)
                                     ------------  ------------


Comprehensive loss                   $  (542,937)     (687,163)
                                     ============  ============

See notes to condensed consolidated financial statements.

                                          VYTA CORP AND SUBSIDIARIES
                      Condensed Consolidated Statement of Changes in Shareholders' Equity
                                     Three Months Ended September 30, 2006
                                                  (Unaudited)

                                                                    Accumulated
                                 Common stock         Additional      other                           Total
                          -------------------------    paid-in     comprehensive   Accumulated    shareholders'
                            Shares        Amount       capital        income         deficit         equity
                          -----------  ------------  ------------  -------------  --------------  -------------
Balances, July 1, 2006     22,643,512  $      2,264  $ 28,390,883  $     130,359  $ (26,037,140)  $  2,486,366

Net loss                            -             -             -              -       (542,972)      (542,972)

Change in unrealized
  gain on securities                -             -             -             35              -             35
                          -----------  ------------  ------------  -------------  --------------  -------------
Balances,
  September 30, 2006       22,643,512         2,264    28,390,883        130,394    (26,580,112)     1,943,429
                          ===========  ============  ============  =============  ==============  =============

See notes to condensed consolidated financial statements.

                               VYTA CORP AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                     Three Months Ended September 30, 2006 and 2005
                                       (Unaudited)

                                                                   2006           2005
                                                               -------------  ------------
Cash flows from operating activities:
  Net loss                                                     $   (542,972)     (687,149)
                                                               -------------  ------------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Amortization                                                    117,689        22,500
    Depreciation                                                      1,346         1,425
    Equity losses of equity investees                               267,558       259,908
    Amortization of discounts on notes payable                            -       213,760
    Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses and other              15,143        (2,907)
      Increase (decrease) in accounts payable                        11,722       (39,353)
      Increase in accrued liabilities                                     -         1,034
                                                               -------------  ------------
  Total adjustments                                                 413,458       456,367
                                                               -------------  ------------

        Net cash used in operating activities                      (129,514)     (230,782)
                                                               -------------  ------------

Cash flows from investing activities:
    Increase in notes receivable, equity investee                  (191,000)            -
    Investment in joint venture                                           -      (500,000)
                                                               -------------  ------------
        Net cash used in investing activities                      (191,000)     (500,000)
                                                               -------------  ------------

Cash flows from financing activities:
    Exercise of warrants for cash                                         -     1,535,000
    Proceeds to be applied to subscribed preferred stock            140,000             -
    Payment of notes payable                                              -      (960,663)
    Proceeds from issuance of notes payable and common stock              -       150,000
                                                               -------------  ------------
        Net cash provided by financing activities                   140,000       724,337
                                                               -------------  ------------

Net decrease in cash and cash equivalents                          (180,514)       (6,445)

Cash and cash equivalents, beginning                                192,359        25,835
                                                               -------------  ------------

Cash and cash equivalents, ending                              $     11,845        19,390
                                                               =============  ============

                                  (Continued)

                           VYTA CORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)
                                   (Continued)

                                                                   2006           2005
                                                               -------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $          -         1,069
                                                               =============  ============

Supplemental disclosure of non-cash investing and financing
  activities:
    Issuance of common stock in connection with notes payable  $          -       117,886
                                                               =============  ============
    Advances receivable applied to equity investment           $          -       405,000
                                                               =============  ============
    Equity investment acquired in exchange for note payable    $          -       595,000
                                                               =============  ============
    Forgiveness of accrued payroll owed to
      officer/shareholder                                      $          -         8,750
                                                               =============  ============

See notes to condensed consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

1. BASIS OF PRESENTATION, MANAGEMENT'S PLANS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation  of  Interim  Information:

The accompanying condensed consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and ExypnoTech, LLC (ET LLC). All significant intercompany accounts and transactions have been eliminated in consolidation. NCOS and ET LLC had no revenues or operations in 2006 and 2005. The Company has two investments which are accounted for using the equity method of accounting. These equity method investments consist of ExypnoTech, GmbH (EPT) and BioAgra, LLC (BioAgra)(Note
3). The Company's equity investees, EPT and BioAgra, operate in two segments, the RFID industry and the animal feed industry, respectively.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. It is management's opinion that when the interim financial statements are read in conjunction with the June 30, 2006 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Management's  Plans:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $542,972 for the three months ended September 30, 2006, and an accumulated deficit of $26,580,112 as of September 30, 2006. The Company also has a working capital deficiency at September 30, 2006 and the Company has not recognized any revenues from its business operations.

The Company's ability to continue as a going concern may be dependent on the success of management's plans discussed below. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the 2007 fiscal year, the Company intends to continue its efforts to assist BioAgra (Note
3) with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. In addition, the Company has begun negotiations

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

with interested parties, to license its NCOS(TM) technology. At this time, no terms have been finalized.

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

Deferred Consulting Costs:

In June 2006, the Company entered into a twelve-month consulting services agreement with two third parties, in which the parties agreed to provide lobbying and public relation services. Compensation consisted of 200,000 shares of the Company's common stock with a market value of approximately $182,000 (based on a closing market price of $0.91 per share at the date the transaction was entered into) and a warrant to purchase 500,000 shares of the Company's common stock, with an exercise price of $0.91 per share and a term of 3 years. The warrant was valued at $283,000 using the Black-Scholes pricing model method. The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the three months ended September 30, 2006, $117,689 was expensed.

In June 2005, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 1,000,000 shares of the Company's restricted common stock with a market value of approximately $90,000 (based on the closing market price of $0.09 per share at the date of the transaction). The deferred cost was amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement and therefore has been fully-amortized. During the three months ended September 30, 2005, $22,500 was expensed.

Loss Per Share:

Basic Earnings Per Share (EPS) excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (6,519,469 shares at September 30, 2006 and 2,273,094 shares at September 30,
2005) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock-Based Compensation:

Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Financial Accounting

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R") "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the three months ended September 30, 2006 and 2005, and all options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 625,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2006 and September 30, 2006 are fully-vested and exercisable. A summary of outstanding balances at July 1, 2006 and September 30, 2006 is as follows:

                                      Weighted    Weighted
                                       average     average   Aggregate
                                      exercise   remaining   intrinsic
                             Options    price       life       value
                             -------  ---------  ----------  ----------
     Outstanding at
       July 1, 2006 and
       September 30, 2006    398,127  $   22.00  4.61 years  $        0

Recently  Issued  Accounting  Standards:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

year. The adoption of SAB No. 108 did not have an impact on the Company's consolidated financial statements.

2.   NOTES RECEIVABLE  -  EQUITY  INVESTEE:

During the year ended June 30, 2006, the Company loaned $1,726,827 to BioAgra(Note 3) in exchange for a secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory note is collateralized by all BioAgra assets. Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. At September 30, 2006, the note was reduced by $197,589, which represents the excess of the BioAgra losses recognized by the Company over the adjusted basis of the Company's equity investment in BioAgra remaining at September 30, 2006 (Note 3).

During the quarter ended September 30, 2006, the Company advanced an additional $191,000 to BioAgra under the same terms as the promissory note, described above. In October 2006, the Company advanced an additional $67,450 to BioAgra under the same terms as the promissory note, described above. The Company has classified these notes receivable as long-term assets on the balance sheet and is not accruing interest on these notes receivable as they are currently in default and non-performing. The scheduled October 2006 payment under the promissory note was not made.

3.   INVESTMENTS  IN  AFFILIATES:

Investment in EPT:

The carrying amount of the Company's investment in EPT is $198,747 at September 30, 2006, and is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.

Unaudited financial information of EPT as of September 30, 2006, and for the three-month periods ended September 30, 2006 and 2005 are as follows:

                                              September 30,
                                                  2006
                                             --------------
     Assets:
         Current assets(1)                   $      553,125
         Equipment                                   66,257
                                             --------------

       Total assets                          $      619,382
                                             ==============

     Liabilities and members' equity:
         Current liabilities(2)              $      355,888
         Members' equity                            263,494
                                             --------------
     Total liabilities and members' equity   $      619,382
                                             ==============

     (1) Current assets include receivables of $226,905 due from the 51% owner of EPT.
     (2) Current liabilities include a payable of $30,544 due to the 51% owner of EPT.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                   Three Months     Three Months
                       Ended            Ended
                   September 30,    September 30,
                       2006             2005
                  ---------------  ---------------
     Revenues(1)  $      568,551   $      399,736
     Expenses(2)        (492,331)        (434,313)
                  ---------------  ---------------
     Net income
       (loss)     $       76,220   $      (34,577)
                  ===============  ===============

     (1) Revenues include $568,551 and $272,327, respectively of sales to the 51% owner of EPT for each period presented.
     (2) Expenses include $38,278 and $7,915, respectively of charges paid to the 51% owner of EPT for each period presented.

Investment in BioAgra:

On August 15, 2005, the Company entered into a joint venture with Xact Resources, a privately-held company. The Company purchased a 50% equity interest in the joint venture, BioAgra, for $905,000 in cash (which includes $405,000 previously advanced to Xact Resources as of June 30, 2005) and a note payable of $595,000, which was paid in full on September 15, 2005. BioAgra is to manufacture and sell a beta glucan product, YBG-2000 also known as AgraStimTM, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed. As of September 30, 2006, BioAgra (a development stage company) has completed construction of a production line and has produced and shipped product in limited quantities.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra's other joint venture investor. As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company. BioAgra incurred a net loss of $304,905 for the three months ended September 30, 2006. As a result, the carrying value of the Company's investment in BioAgra at September 30, 2006 was reduced from $107,316 to $0. The remaining portion of the losses ($197,589) were applied to reduce the value of the notes due from BioAgra.

Unaudited financial information of BioAgra as of September 30, 2006 and for the three months ended September 30, 2006, and the period from August 15, 2005
(inception)  through  September  30,  2005,  is  as  follows:

                                                  September 30,2006
                                                 -------------------
     Assets:
         Current assets                          $          168,033
         Land, building and equipment, net                2,935,340
         Other assets, net                                   94,384
                                                 -------------------

       Total assets                              $        3,197,757
                                                 ===================

     Liabilities and members' equity:
         Current liabilities(1)                  $        2,404,111
         Obligation under capital lease(1)                  991,233
                                                 -------------------

       Total liabilities                                  3,395,344

         Members' deficiency                               (197,587)
                                                 -------------------

     Total liabilities and members' deficiency   $        3,197,757
                                                 ===================

     (1)  Includes  $1,951,536  owed  to  the  Company.
     (2) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                       August 15, 2005
                Three Months Ended         through
                September 30, 2006   September 30, 2005
               --------------------  -------------------
     Revenues  $            31,642                    -
     Expenses         (    336,547)         (   485,930)
               --------------------  -------------------
     Net loss  $      (    304,905)         (   485,930)
               ====================  ===================

4.   ADVANCES  PAYABLE  -  RELATED  PARTY:

In June 2006, the Company received an advance of $140,000 from Arizcan Properties, Ltd. (Arizcan). Total advances received at September 30, 2006 are $240,000. The advances are to be applied to an equity placement that the Company and Arizcan have not yet finalized. The proceeds were used to fund the Company's operations.

5.   COMMITMENTS  AND  CONTINGENCIES

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

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

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

RESULTS  OF  OPERATIONS

     The Company had no revenues during the three months ended September 30, 2006 and 2005.

     Total general and administrative expenses during the three months ended September 30, 2006 were $275,414 compared to $224,429 for the three months ended September 30, 2005. The increase of $50,985, is primarily attributable to a $84,891 increase in consulting fees and a $20,630 increase in accounting fees, offset by a $33,160 decrease in commission expense.

     The Company recognized $3,931 in interest income during the three months ended September 30, 2005. During the three months ended September 30, 2005, the Company recognized $28,585 in other income, which represented a gain on the extinguishment of certain liabilities.

     No interest expense was recorded during the three months ended September 30, 2006, as no debt was outstanding during the period. The Company recognized interest expense of $235,328 for the three months ended September 30, 2005. Of the $235,328 in interest expense, $219 represented related party interest. The remaining $235,109 was incurred in connection with the issuance of promissory notes, which were discounted for the fair value of warrants included with debt at the time of issuance. The resulting discounts ($213,760) were amortized over the term of the promissory notes. The promissory notes were paid in full during the three months ended September 30, 2005, and at that time the discounts were fully amortized.

     During the three months ended September 30, 2006, the Company recognized a net loss of $542,972 compared to a net loss of $687,149 during the three months ended September 30, 2005. The decrease of $144,177, during the three months ended September 30, 2006, is primarily attributable to the decrease of $235,109 in interest expenses, offset by the increase of $50,985 in general and administrative expenses.

LIQUIDITY  AND  FINANCIAL  CONDITION

     During the three months ended September 30, 2006, the Company used $129,514 in operating activities. Net cash provided by financing activities was $140,000, which is a prepayment on a series of preferred stock the terms of which are being negotiated. Net cash used in investing activities was $191,000, which was advanced to BioAgra to be used to support its operations. The Company had $11,845 of cash and cash equivalents at September 30, 2006, which is being used to support operations. During the three months ended September 30, 2005, the Company used $230,782 in operating activities. During the three months ended September 30, 2005, net cash provided by financing activities was $724,337; of which $1,535,000 was from the exercise of warrants, $150,000 were proceeds from the issuance of notes payable and common stock and $960,663 was used to pay note payable.

     In August 2005, the Company purchased a 50% equity interest in BioAgra (a Georgia limited liability company) for $905,000 cash (which includes the $405,000 advanced to Xact Resources during the fiscal year ended June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005. BioAgra plans to manufacture and sell a beta glucan product, YBG-2000 marketed as AgriStim, to be used as a replacement for hormone growth steroids and antibiotics in animal feed products. BioAgra has completed the construction of its production line and during the three months ended September 30, 2006, BioAgra had limited sales of its product.

     As of September 30, 2006, if all existing outstanding warrants issued in a January 2004 private placement were exercised, the Company will be required to issue an additional 1,342,500 shares of common stock and would receive $192,125, and the Company, on a fully diluted basis (including the reservation of 832,029 shares as required by the court in the Financing Agreement Litigation), would have 29,995,271 shares of common stock issued and outstanding.

     However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided that it may use the additional funds received from the exercise of these warrants to support the operations of the Company and its investments.

     During the 2007 fiscal year the Company intends to continue its efforts to aid BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. In addition, the Company has begun negotiations with interested parties, to license its NCOS(TM) technology. At this time, no terms have been finalized, though the Company believes that by the end of the quarter ended
December  31,  2006,  a  license  will  have  been  finalized  and  granted.

     The Company intends to raise additional funds to support operations of the Company during the 2007 fiscal year. Such funds are to be raised through an offering of a preferred stock, the terms of which are in the process of being finalized.

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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS:

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

     In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company's consolidated financial statements.

ITEM  3.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-QSB in alerting them, on a timely basis, to material information relating to the Company required to be included in the Company's periodic SEC filings and to ensure that information required to be disclosed in the Company's periodic SEC filings is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change to the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NO CHANGE.


                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

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

                                                VYTA CORP
                                               (REGISTRANT)

Date:  November 20, 2006                   /s/  Paul  H.  Metzinger
                                           -------------------------------------
                                           Paul  H.  Metzinger,
                                           President  &  CEO
                                           (Principle  Executive  Officer)


Date:  November 20, 2006                   /s/ Kristi J. Kampmann
                                           -------------------------------------
                                           Kristi  J.  Kampmann,
                                           Chief  Financial  Officer
                                           (Principle  Financial  Officer)