Form 10QSB
period 2006-12-31
Vyta Corp
filed 2007-02-20
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2006

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

As of February 19, 2007 there were 22,643,512 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format     Yes      No  X
                                                          ---     ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                       Page
                                                                                ----
         Condensed Consolidated Balance Sheet - December 31, 2006               F-1

         Condensed Consolidated Statements of Operations  -
              Three and Six months ended December 31, 2006 and 2005             F-2

         Condensed Consolidated Statements of Comprehensive
              Loss - Three and Six months ended December 31, 2006 and 2005      F-3

         Condensed Consolidated Statement of Changes in Shareholders'
              Equity -Six months ended December 31, 2006                        F-4

         Condensed Consolidated Statements of Cash Flows -
              Six months ended December 31, 2006 and 2005                       F-5

         Notes to Condensed Consolidated Financial Statements                   F-7

Item 2.  Management's Discussion and Analysis                                   1

Item 3.  Controls and Procedures                                                3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                      4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            4
              - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                       4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable   4

Item 5.  Other Information - Not Applicable                                     4

Item 6.  Exhibits                                                               5

SIGNATURES                                                                      6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            VYTA CORP AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                 December 31, 2006
                                    (Unaudited)

                                       Assets
                                       ------

Current assets:
  Cash and cash equivalents                                          $     42,438
  Prepaid expenses                                                        202,401
                                                                     -------------
    Total current assets                                                  244,839
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           67,108
  Less accumulated depreciation                                           (58,977)
                                                                     -------------
                                                                            8,131
                                                                     -------------

Other assets:
  Deposits and other                                                       19,509
  Notes receivable, equity investee (Note 2)                            1,600,394
  Investment in equity investee(Note 3)                                   242,125
                                                                     -------------
                                                                        1,862,028
                                                                     -------------

       Total assets                                                  $  2,114,998
                                                                     =============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable                                                   $    125,470
  Advances payable, related parties (Note 4)                              582,823
  Accrued liabilities                                                       7,063
                                                                     -------------
    Total liabilities  (all current)                                      715,356
                                                                     -------------

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity:
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
     none issued and outstanding
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
     22,643,512 shares issued and outstanding                               2,264
  Additional paid-in capital                                           28,390,883
  Accumulated other comprehensive income                                  130,530
  Accumulated deficit                                                 (27,124,035)
                                                                     -------------
      Total shareholders' equity                                        1,399,642
                                                                     -------------

        Total liabilities and shareholders' equity                   $  2,114,998
                                                                     =============

See notes to condensed consolidated financial statements.

                                  VYTA CORP AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                                        (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                December 31,              December 31,
                                        -------------------------  ------------------------
                                            2006         2005         2006         2005
                                        ------------  -----------  -----------  -----------
Revenues                                $         -            -            -            -
                                        ------------  -----------  -----------  -----------

General and administrative expenses        (271,352)    (216,188)    (546,766)    (441,027)
                                        ------------  -----------  -----------  -----------

Loss from operations                       (271,352)    (216,188)    (546,766)    (441,027)
                                        ------------  -----------  -----------  -----------

Other income (expense):
  Other income                                    -            -            -       28,585
  Interest income                                12        4,419           12        8,350
  Equity losses of equity investees
    (Note 3)                               (272,583)    (129,747)    (540,141)    (389,654)
  Loss on revaluation of derivative
   warrant liability                              -       (4,158)           -       (4,158)
  Interest expense                                -            -            -     (235,131)
  Interest expense, related party                 -            -            -         (219)
                                        ------------  -----------  -----------  -----------
                                           (272,571)    (129,486)    (540,129)    (592,227)
                                        ------------  -----------  -----------  -----------

Net loss                                $  (543,923)    (345,674)  (1,086,895)  (1,033,254)
                                        ============  ===========  ===========  ===========

Net loss per share, basic and diluted
  (Note 1)                              $     (0.02)       (0.05)       (0.05)       (0.16)
                                        ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding (Note 1)            22,643,512    6,855,418   22,643,512    6,327,884
                                        ============  ===========  ===========  ===========

     See notes to condensed consolidated financial statements.

                                 VYTA CORP AND SUBSIDIARIES
                  Condensed Consolidated Statements of Comprehensive Loss
                                        (Unaudited)

                                         Three Months Ended           Six Months Ended
                                            December 31,                 December 31,
                                     --------------------------  --------------------------
                                         2006          2005          2006          2005
                                     ------------  ------------  ------------  ------------
Net loss                             $  (543,923)     (345,674)   (1,086,895)   (1,033,254)

Change in unrealized gain (loss) on
  securities                                 136             -           171          ( 14)
                                     ------------  ------------  ------------  ------------

Comprehensive loss                   $  (543,787)     (345,674)   (1,086,724)   (1,033,268)
                                     ============  ============  ============  ============

     See notes to condensed consolidated financial statements.

                                             VYTA CORP AND SUBSIDIARIES
                         Condensed Consolidated Statement of Changes in Shareholders' Equity
                                         Six Months Ended December 31, 2006
                                                     (Unaudited)

                             Common stock           Additional      Accumulated other                     Total
                        -----------------------       paid-in        comprehensive    Accumulated     shareholders'
                          Shares      Amount          capital            income         deficit          equity
                        ----------  -----------  ------------------  --------------  --------------  ---------------
Balances, July 1, 2006  22,643,512  $     2,264  $       28,390,883  $      130,359  $ (26,037,140)  $    2,486,366

Net loss                         -            -                   -               -     (1,086,895)      (1,086,895)

Change in unrealized
  gain on securities             -            -                   -             171              -              171
                        ----------  -----------  ------------------  --------------  --------------  ---------------
Balances,
  December 31, 2006     22,643,512        2,264          28,390,883         130,530    (27,124,035)       1,399,642
                        ==========  ===========  ==================  ==============  ==============  ===============

See notes to condensed consolidated financial statements.

                                VYTA CORP AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                                ---------------------------
                                                                    2006           2005
                                                                -------------  ------------
Cash flows from operating activities:
  Net loss                                                      $ (1,086,895)   (1,033,254)
                                                                -------------  ------------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Amortization expense                                             234,411        45,370
    Depreciation expense                                               2,694         2,853
    Equity losses of equity investees                                540,141       389,654
    Amortization of discounts on notes payable                             -       213,760
    Loss on revaluation of derivative warrant
      liability                                                            -         4,158
    Changes in operating assets and liabilities:
      Decrease in interest receivable                                      -         2,894
      Decrease in prepaid expenses                                    15,967           960
      Increase (decrease) in accounts payable and accrued
        liabilities                                                   54,879       (53,774)
                                                                -------------  ------------
  Total adjustments                                                  848,092       605,875
                                                                -------------  ------------

        Net cash used in operating activities                       (238,803)     (427,379)
                                                                -------------  ------------

Cash flows from investing activities:
    Increase in notes receivable                                    (387,118)     (400,000)
    Payment on note receivable                                             -        89,119
    Investment in joint venture                                            -      (500,000)
                                                                -------------  ------------
        Net cash used in investing activities                       (387,118)     (810,881)
                                                                -------------  ------------

Cash flows from financing activities:
    Exercise of warrants, and common stock and warrants issued
      for cash                                                             -     2,070,500
    Proceeds to be applied to preferred stock
      purchase (Note 4)                                              476,000       200,000
    Payment of notes payable                                               -      (960,663)
    Proceeds from issuance of notes payable and common stock               -       150,000
                                                                -------------  ------------
        Net cash provided by financing activities                    476,000     1,459,837
                                                                -------------  ------------

Net (decrease) increase in cash and cash equivalents                (149,921)      221,577

Cash and cash equivalents, beginning                                 192,359        25,835
                                                                -------------  ------------

Cash and cash equivalents, ending                               $     42,438       247,412
                                                                =============  ============

                                   (Continued)

                             VYTA CORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                      Continued

                                                                  Six Months Ended
                                                                     December 31,
                                                               ----------------------
                                                                  2006        2005
                                                               -----------  ---------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $         -      1,069
                                                               ===========  =========

Supplemental disclosure of non-cash investing and financing
  activities:
    Issuance of common stock in connection with notes payable  $         -    117,886
                                                               ===========  =========
    Issuance of common stock in exchange for accrued
      commissions                                              $         -     90,000
                                                               ===========  =========
    Advances receivable applied to equity investment           $         -    405,000
                                                               ===========  =========
    Equity investment acquired in exchange for note payable    $         -    595,000
                                                               ===========  =========
    Liability recorded for offering costs of common stock
      issuance                                                 $         -    800,000
                                                               ===========  =========
    Forgiveness of accrued payroll owed to
      officer/shareholder                                      $         -      8,750
                                                               ===========  =========
    Issuance of common stock in exchange for receivable        $         -      2,000
                                                               ===========  =========

See notes to condensed consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)


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

Management's  Plans:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,086,895 for the six months ended December 31, 2006, and an accumulated deficit of $27,124,035 as of December 31, 2006. The Company also has a working capital deficiency at December 31, 2006 and the Company has not recognized any revenues from its business operations.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)


The Company's ability to continue as a going concern may be dependent on the success of management's plans discussed below. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the 2007 fiscal year, the Company intends to continue its efforts to assist BioAgra (Note
3) with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. In addition, in January 2007 the Company signed a six-month Technology Agreement to permit a prospective licensee the opportunity to conduct a market survey relating to its NCOS(TM) technology. Management believes that if the market survey is favorable, the Technology Agreement may mature into a royalty paying commercial license, the terms and conditions of which are under negotiation between the Company and the perspective licensee.

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

Deferred Consulting Costs:

In June 2006, the Company entered into a twelve-month consulting services agreement with two third parties, in which the parties agreed to provide lobbying and public relation services. Compensation consisted of 200,000 shares of the Company's common stock with a market value of approximately $182,000 (based on a closing market price of $0.91 per share at the date the transaction was entered into) and a warrant to purchase 500,000 shares of the Company's common stock, with an exercise price of $0.91 per share and a term of 3 years. The warrant was valued at $283,000 using the Black-Scholes pricing model method. The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the six months ended December 31, 2006, $234,411 was expensed.

In June 2005, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 1,000,000 shares of the Company's restricted common stock with a market value of approximately $90,000 (based on the closing market price of $0.09 per share at the date of the transaction). The deferred cost was amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement and therefore has been fully-amortized. During the six months ended December 31, 2005, $45,370 was expensed.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)


Loss Per Share:

Basic Earnings Per Share (EPS) excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares
(6,519,469  shares  at  December  31,  2006 and 1,926,877 shares at December 31,
2005) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock-Based Compensation:

Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R"), "Share-Based Payment", which replaced Statement of Financial Accounting Standards No. 123("SFAS 123"), "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the six months ended December 31, 2006 and 2005, and all options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 625,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2006 and December 31, 2006 are fully-vested and exercisable. A summary of outstanding balances at July 1, 2006 and December 31, 2006 is as follows:

                                     Weighted-   Weighted-
                                      average     average    Aggregate
                                      exercise   remaining   intrinsic
                            Options    price        life       value
                            -------------------------------------------
     Outstanding at:

       July 1, 2006         398,127  $    22.00  4.61 years  $        0

       December 31, 2006    398,127  $    22.00     4 years  $        0

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)


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

2.     NOTES  RECEIVABLE  -  EQUITY  INVESTEE:

During the year ended June 30, 2006, the Company loaned $1,726,827 to BioAgra (Note 3) in exchange for a secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory note is collateralized by all of BioAgra's assets. Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. During the six months ended December 31, 2006, the note was reduced by $513,551, which represents the excess of the BioAgra losses recognized by the Company over the adjusted basis of the Company's equity investment in BioAgra at December 31, 2006 (Note 3).

During the six months ended December 31, 2006, the Company advanced an additional $387,118 to BioAgra under the same terms as the promissory note, described above. In January 2007, the Company advanced an additional $53,500 to BioAgra under the same terms as the promissory note, described above. The Company has classified these notes receivable as non-current assets on the balance sheet and is not accruing interest on these notes receivable as they are currently in default and non-performing. The scheduled payments under the promissory note have not been made.

3.     INVESTMENTS IN AFFILIATES:

Investment in EPT:

The carrying amount of the Company's investment in EPT is $242,125 at December 31, 2006, and is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.


Unaudited financial information of EPT as of December 31, 2006, and for the three and six-month periods ended December 31, 2006 and 2005 are as follows:

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)


                                             December 31,
                                                 2006
                                             -------------
     Assets:
          Current assets(1)                  $     673,924
          Equipment                                 47,151
                                             -------------

       Total assets                          $     721,075
                                             =============

     Liabilities and members' equity:
         Current liabilities(2)              $     357,087
         Members' equity                           363,988
                                             -------------

     Total liabilities and members' equity   $     721,075
                                             =============

     (1) Current assets include receivables of $641,722 due from the 51% owner of EPT.
     (2) Current liabilities include a payable of $29,473 due to the 51% owner of EPT.

              Three Months   Three Months    Six Months     Six Months
                 Ended          Ended          Ended          Ended
              December 31,   December 31,   December 31,   December 31,
                  2006           2005           2006           2005
             --------------  -------------  -------------  -------------
Revenues(1)  $   1,271,198        645,460      1,839,740      1,045,196
Expenses(2)     (1,182,660)      (707,287)    (1,674,991)    (1,141,600)
             --------------  -------------  -------------  -------------
Net income
  (loss)     $      88,538        (61,827)       164,749        (96,404)
             ==============  =============  =============  =============

     (1) Revenues for the six months ended December 31, 2006 and 2005 include $1,839,740 and $1,045,196, respectively ($1,271,198 and
          $645,460  for  the  three  months  ended  December  31, 2006 and 2005, respectively) of sales to the 51% owner of EPT for each period presented.
     (2) Expenses for the six months ended December 31, 2006 and 2005 include $80,677 and $45,671, respectively ($42,399 and $37,756 for the three months ended December 31, 2006 and 2005, respectively) of charges paid to the 51% owner of EPT for each period presented.

Investment in BioAgra:

On August 15, 2005, the Company entered into a joint venture with Xact Resources, a privately-held company. The Company purchased a 50% equity interest in the joint venture, BioAgra, for $905,000 in cash (which includes $405,000 previously advanced to Xact Resources as of June 30, 2005) and a note payable of $595,000, which was paid in full on September 15, 2005. BioAgra is to manufacture and sell a beta glucan product, YBG-2000 also known as AgraStimTM, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed. As of December 31, 2006, BioAgra (a development stage company) has completed construction of a production line and has produced and shipped product in limited quantities.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra's other joint venture investor. As a result, the excess of the losses attributable

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)


to the other joint venture investor have been charged to the Company. BioAgra incurred a net loss of $620,867 for the six months ended December 31, 2006 ($315,962 for the three months ended December 31, 2006). At September 30, 2006 the carrying value of the Company's investment in BioAgra was $0. The losses for the three months ended December 31, 2006 ($315,962) were applied to reduce the value of the note receivable from BioAgra.

Unaudited financial information of BioAgra as of December 31, 2006 and for the three and six months ended December 31, 2006, and the period from August 15, 2005 (inception) through December 31, 2005 and the three months ended December 31, 2005, is as follows:

                                                  December 31, 2006
                                                 -------------------
     Assets:
          Current assets                         $          183,514
          Land, building and equipment, net(2)            2,859,259
          Other assets, net                                  93,123
                                                 -------------------

       Total assets                              $        3,135,896
                                                 ===================

     Liabilities and members' equity:
          Current liabilities(1)                 $        2,666,080
          Obligation under capital lease(2)                 983,367
                                                 -------------------

       Total liabilities                                  3,649,447

       Members' deficiency                                 (513,551)
                                                 -------------------

     Total liabilities and members' deficiency   $        3,135,896
                                                 ===================

     (1)  Includes  $2,113,945  owed  to  the  Company.
     (2) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

           Three Months   Three Months    Six Months     August 15,
              Ended          Ended          Ended       2005 through
           December 31,   December 31,   December 31,   December 31,
               2006           2005           2006           2005
          --------------  -------------  -------------  -------------
Revenues  $           -              -         31,642              -
Expenses       (315,962)      (198,902)      (652,509)      (684,832)
          --------------  -------------  -------------  -------------
Net loss  $    (315,962)      (198,902)      (620,867)      (684,832)
          ==============  =============  =============  =============

4.     ADVANCES PAYABLE - RELATED PARTIES:

In June 2006, the Company received an advance of $100,000 from Arizcan Properties, Ltd. (Arizcan). During the six months ended December 31, 2006, the Company received additional advances of $476,000 from Arizcan. Total advances at December 31, 2006 are $576,000. The advances are to be applied to an equity placement that the Company and Arizcan have not yet finalized. The proceeds were used to fund the Company's operations.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)


During the six months ended December 31, 2006, the Company received an advance of $6,823 from Paul H. Metzinger, the President and Chief Executive Officer of the Company.

5.     COMMITMENTS AND CONTINGENCIES:

LITIGATION:

Depository  Trust  Suit:

In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation ("DTCC"), the Depository Trust Company ("DTC"), and the National Securities Clearing Corporation ("NSCC") in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company's common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. The Company was seeking damages in the amount of $25,000,000 and treble damages. Responsive pleadings have been filed by the defendants. In April 2005, the court granted a motion to dismiss the lawsuit. The Company filed an appeal to the Supreme Court of the State of Nevada to overturn the motion to dismiss the lawsuit. Oral argument on the appeal was presented before the Nevada State Supreme Court in February 2007. The Company is awaiting a decision on the appeal, at this time.

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

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                   Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)


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

RESULTS  OF  OPERATIONS

     The Company had no revenues during the six months ended December 31, 2006 and 2005.

     Total general and administrative expenses during the six months ended December 31, 2006 were $546,766 compared to $441,027 for the six months ended December 31, 2005 ($271,352 and $216,188 for the three months ended December 31, 2006 and 2005, respectively). The six-month increase of $105,739, is primarily attributable as set forth on the table below.

           General and       $ Increase or
     Administrative Expense   (Decrease)
     ----------------------  -------------
     Consulting expenses     $    204,596
     Accounting expenses           20,768
     Commission fees              (68,210)
     Rent expense                 (24,868)
     Public relations             (23,339)

     The Company recognized $8,350 in interest income during the six months ended December 31, 2005 ($4,419 during the three months ended December 31, 2005). During the six months ended December 31, 2005, the Company recognized $28,585 in other income, which represented a gain on the extinguishment of certain liabilities.

     No interest expense was recorded during the six months ended December 31, 2006, as no debt was outstanding during the period. The Company recognized interest expense of $235,350 for the six months ended December 31, 2005 ($0 for the three months ended December 31, 2005). Of the $235,350 in interest expense, $219 represented related party interest. The remaining $235,131 was incurred in connection with the issuance of promissory notes, which were discounted for the fair value of warrants included with debt at the time of issuance. The resulting discounts ($213,760) were amortized over the term of the promissory notes. The promissory notes were paid in full during the three months ended September 30, 2005, and at that time the discounts were fully amortized.

     During the six months ended December 31, 2006, the Company recognized a net loss of $1,086,895 compared to a net loss of $1,033,254 during the six months ended December 31, 2005 ($543,923 and $345,674 for the three months ended December 31, 2006 and 2005, respectively). The increase of $53,641, during the six months ended December 31, 2006, is primarily attributable to the decrease of $235,350 in interest expenses, offset by the increase of $105,739 in general and administrative expenses.

LIQUIDITY  AND  FINANCIAL  CONDITION

     During the six months ended December 31, 2006, the Company used $238,803 in operating activities. Net cash provided by financing activities was $476,000, which is a prepayment on a series of preferred stock the terms of which are being negotiated. Net cash used in investing activities was $387,118, which was advanced to BioAgra to be used to support its operations. The Company had $42,438 of cash and cash equivalents at December 31, 2006, which is being used to support operations. During the six months ended December 31, 2005, the Company used $427,379 in operating activities. During the six months ended December 31, 2005, net cash provided by financing activities was $1,459,837; of which $2,070,500 was from the exercise of warrants, $200,000 were proceeds from the prepayment on the sale of a preferred stock, $150,000 were proceeds from the issuance of notes payable and common stock and $960,663 was used to pay notes payable.

     In August 2005, the Company purchased a 50% equity interest in BioAgra (a Georgia limited liability company) for $905,000 cash (which includes the $405,000 advanced to Xact Resources during the fiscal year ended June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005. BioAgra is to manufacture and sell a beta glucan product, YBG-2000 marketed as AgriStim, to be used as a replacement for hormone growth steroids and antibiotics in animal feed products. BioAgra has completed the construction of its production line, and during the six months ended December 31, 2006, BioAgra had limited sales of its product. During the six months ended December 31, 2006, BioAgra has been working with potential customers on field testing trials of the AgriStim product.

     As of December 31, 2006, if all existing outstanding warrants issued in a January 2004 private placement were exercised, the Company will be required to issue an additional 1,342,500 shares of common stock and would receive $192,125, and the Company, on a fully diluted basis (including the reservation of 832,029 shares as required by the court in the Financing Agreement Litigation), would have 29,995,271 shares of common stock issued and outstanding.

     However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided that it may use the additional funds received from the exercise of these warrants to support the operations of the Company and its investments.

     During the 2007 fiscal year, the Company intends to continue its efforts to aid BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. In addition, in January 2007 the Company signed a six-month

Technology Agreement to permit a prospective licensee the opportunity to conduct a market survey relating to its NCOS(TM) technology. We believe that if the market survey is favorable the Technology Agreement may mature into a royalty
paying  commercial  license  the  terms  and  conditions   of  which  are  under
negotiation  between  the  Company  and  the  perspective  licensee.

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

                                             VYTA  CORP
                                             (REGISTRANT)

Date: February 20, 2007                 /s/ Paul H. Metzinger
                                        ----------------------------------------
                                        Paul H. Metzinger,
                                        President & CEO
                                        (Principle Executive Officer)


Date: February 20, 2007                 /s/ Kristi J. Kampmann
                                        ----------------------------------------
                                        Kristi J. Kampmann,
                                        Chief Financial Officer
                                        (Principle Financial Officer)