Form 10QSB
period 2007-03-31
Vyta Corp
filed 2007-05-21
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2007

                                       OR

[] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 19, 2007 there were 26,053,512 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format          Yes         No  X
                                                               ---        ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements(Unaudited)                                        Page
                                                                                ----
     Condensed Consolidated Balance Sheet -March 31, 2007                        F-1

     Condensed Consolidated Statements of Operations - Three and Nine
          months ended March 31, 2007 and 2006                                   F-2

     Condensed Consolidated Statements of Comprehensive Loss - Three and
          Nine months ended March 31, 2007 and 2006                              F-3

     Condensed Consolidated Statement of Changes in Shareholders' Equity
          -Nine months ended March 31, 2007                                      F-4

     Condensed Consolidated Statements of Cash Flows - Nine months ended
          March 31, 2007 and 2006                                                F-5

     Notes to Condensed Consolidated Financial Statements                        F-7

Item 2.  Management's Discussion and Analysis                                     1

Item 3. Controls and Procedures                                                   4

Item 3(A)T.  Controls and Procedures                                              4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                        4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              5


Item 3.  Defaults Upon Senior Securities - Not Applicable                         5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable     5

Item 5.  Other Information - Not Applicable                                       5

Item 6.  Exhibits                                                                 6

SIGNATURES                                                                        7

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            VYTA CORP AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                  March 31, 2007
                                    (Unaudited)

                                Assets
                                ------
Current assets:
  Cash and cash equivalents                                          $    249,688
  Prepaid expenses                                                         89,276
                                                                     -------------
    Total current assets                                                  338,964
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           67,107
  Less accumulated depreciation                                           (60,323)
                                                                     -------------
                                                                            6,784
                                                                     -------------

Other assets:
  Deposits and other                                                       19,543
  Notes receivable, equity investee (Note 2)                            1,526,899
  Investments in equity investee(Note 3)                                  229,904
                                                                     -------------
                                                                        1,776,346
                                                                     -------------

      Total assets                                                   $  2,122,094
                                                                     =============

                 Liabilities and Shareholders' Equity
                 ------------------------------------

Current liabilities:
  Accounts payable                                                   $     59,464
  Accounts payable, related party                                          22,713
  Accrued liabilities                                                       7,063
  Note payable (Note 4)                                                    50,000
                                                                     -------------
    Total liabilities  (all current)                                      139,240
                                                                     -------------

Commitments and contingencies (Notes 4 and 6)

Shareholders' equity:
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
    Series A, 8%; deemed par value $1.00 per share;
    500,000 shares issued and outstanding; liquidation preference
    of $503,100                                                      $    503,100
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
    25,753,512 shares issued and outstanding                                2,575
  Additional paid-in capital                                           29,734,222
  Accumulated other comprehensive income                                  130,719
  Accumulated deficit                                                 (28,387,762)
                                                                     -------------
      Total shareholders' equity                                        1,982,854
                                                                     -------------

        Total liabilities and shareholders' equity                   $  2,122,094
                                                                     =============

See notes to condensed consolidated financial statements.

                                 VYTA CORP AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                                        (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                 March 31,                March 31,
                                        -------------------------  ------------------------
                                            2007         2006         2007         2006
                                        ------------  -----------  -----------  -----------
Revenues                                $         -            -            -            -
                                        ------------  -----------  -----------  -----------

General and administrative expense,
  including stock-based compensation
  expense of $625,250 for the three
  and nine months ended March 31, 2007   (  879,058)  (  250,519)  (1,425,825)  (  691,546)
                                        ------------  -----------  -----------  -----------

Loss from operations                       (879,058)  (  250,519)  (1,425,825)    (691,546)
                                        ------------  -----------  -----------  -----------

Other income (expense):
  Other income                                    -            -            -       28,585
  Interest income                                 6       31,895           18       40,245
  Equity losses of equity investees
   (Note 3)                              (  381,574)  (   40,242)  (  921,715)  (  429,896)
  Loss on revaluation of derivative
   warrant liability                              -   (   70,137)           -   (   74,295)
  Interest expense                                -            -            -   (  235,131)
  Interest expense, related party                 -            -            -   (      219)
                                        ------------  -----------  -----------  -----------
                                           (381,568)  (   78,484)  (  921,697)  (  670,711)
                                        ------------  -----------  -----------  -----------

Net loss                                 (1,260,626)  (  329,003)  (2,347,522)  (1,362,257)
                                        ------------  -----------  -----------  -----------

Deemed dividends on preferred stock          (3,100)           -       (3,100)           -

Beneficial conversion feature                     -   (1,500,000)           -   (1,500,000)
                                        ------------  -----------  -----------  -----------

Net loss applicable to common
  shareholders                          $(1,263,726)  (1,829,003)  (2,350,622)  (2,862,257)
                                        ============  ===========  ===========  ===========

Net loss per share, basic and diluted
  (Note 1)                              $     (0.05)   (    0.11)  (     0.10)       (0.29)
                                        ============  ===========  ===========  ===========

Weighted average number of common
  shares outstanding (Note 1)            22,781,734   16,972,602   22,688,913    9,818,450
                                        ============  ===========  ===========  ===========

     See notes to condensed consolidated financial statements.

                                 VYTA CORP AND SUBSIDIARIES
                  Condensed Consolidated Statements of Comprehensive Loss
                                        (Unaudited)

                                         Three Months Ended           Nine Months Ended
                                             March 31,                    March 31,
                                     --------------------------  --------------------------
                                         2007          2006          2007          2006
                                     ------------  ------------  ------------  ------------
Net loss                             $(1,260,626)  (   329,003)  ( 2,347,522)  ( 1,362,257)

Change in unrealized gain (loss) on
  securities                                 189   (       371)          360          (385)
                                     ------------  ------------  ------------  ------------


Comprehensive loss                   $(1,260,437)  (   329,374)  ( 2,347,162)   (1,362,642)
                                     ============  ============  ============  ============

See notes to condensed consolidated financial statements.

                                                VYTA CORP AND SUBSIDIARIES
                            Condensed Consolidated Statement of Changes in Shareholders' Equity
                                              Nine Months Ended March 31, 2007
                                                        (Unaudited)

                                                                             Accumulated
                                                                Additional      other                           Total
                       Preferred stock        Common stock       paid in    comprehensive    Accumualted    shareholders'
                      Shares    Amount      Shares    Amount     capital        income         deficit         equity
                      -------  ---------  ----------  -------  -----------  --------------  -------------  ---------------
Balances, July 1,
  2006                      -  $       -  22,643,512  $ 2,264  $28,390,883  $      130,359  $(26,037,140)  $    2,486,366

Series A preferred
  stock issued in
  exchange for
  advance payable
  related   party
  and cash            500,000    500,000           -        -            -               -             -          500,000

Warrant issued
  for cash                  -          -           -        -      251,900               -             -          251,900

Common stock
  issued for cash           -          -   3,110,000      311      466,189               -             -          466,500

Options issued
  for  compensation         -          -           -        -      625,250               -             -          625,250

Net loss                    -          -           -        -            -               -   ( 2,347,522)      (2,347,522)

Deemed dividends on
  Series A
  preferred stock           -      3,100           -        -            -               -        (3,100)               -

Change in
  unrealized
  gain on securities        -          -           -        -            -             360             -              360
                      -------  ---------  ----------  -------  -----------  --------------  -------------  ---------------
Balances,
  March 31, 2007      500,000  $ 503,100  25,753,512  $ 2,575  $29,734,222  $      130,719  $(28,387,762)  $    1,982,854
                      =======  =========  ==========  =======  ===========  ==============  =============  ===============

See notes to condensed consolidated financial statements.

                                VYTA CORP AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                   Nine Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2007           2006
                                                              -------------  ------------
Cash flows from operating activities:
  Net loss                                                    $ (2,347,522)   (1,362,257)
                                                              -------------  ------------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Amortization expense                                           349,068        67,561
    Depreciation expense                                             4,041         4,281
    Equity losses of equity investees                              921,715       429,896
    Options issued for compensation                                625,250             -
    Amortization of discounts on notes payable                           -       213,760
    Loss on revaluation of derivative warrant
      liability (Note 5)                                                 -        74,295
  Changes in operating assets and liabilities:
    Increase in interest and other receivable                            -   (    11,607)
    Decrease (increase) in prepaid expenses                         14,435   (    15,623)
    Increase (decrease) in accounts payable and accrued
      liabilities                                                    4,917       (52,473)
                                                              -------------  ------------
 Total adjustments                                               1,919,426       710,090
                                                              -------------  ------------

    Net cash used in operating activities                      (   428,096)     (652,167)
                                                              -------------  ------------

Cash flows from investing activities:
  Increase in notes receivable                                 (   682,975)  (   875,000)
  Payment on note receivable                                             -       275,442
  Investment in joint venture                                            -      (500,000)
                                                              -------------  ------------
    Net cash used in investing activities                      (   682,975)  ( 1,099,558)
                                                              -------------  ------------

Cash flows from financing activities:
  Exercise of warrants, and common stock and warrants issued
    for cash                                                       466,500     2,167,372
  Proceeds applied to preferred stock and
    warrant purchase (Note 5)                                      651,900       494,922
  Payment of notes payable                                               -   (   960,663)
  Proceeds from note payable                                        50,000             -
  Proceeds from issuance of notes payable and common stock               -       150,000
                                                              -------------  ------------
    Net cash provided by financing activities                    1,168,400     1,851,631
                                                              -------------  ------------

Net increase in cash and cash equivalents                           57,329        99,906

Cash and cash equivalents, beginning                               192,359        25,835
                                                              -------------  ------------

Cash and cash equivalents, ending                             $    249,688       125,741
                                                              =============  ============


(Continued)

                              VYTA CORP AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)
                                       Continued

                                                                   Nine Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                  2007         2006
                                                               -----------  ----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $         -     23,569
                                                               ===========  ==========
Supplemental disclosure of non-cash investing and financing
  activities:
   Advances, related party converted to preferred stock
     (Note 5)                                                  $   100,000          -
                                                               ===========  ==========
   Issuance of Series A Preferred Stock in exchange for note
     receivable                                                $         -  1,100,000
                                                               ===========  ==========
   Beneficial conversion feature                               $         -  1,500,000
                                                               ===========  ==========
   Reclassification of derivative warrant liability to
     equity                                                    $         -    253,521
                                                               ===========  ==========
   Issuance of common stock in connection with notes payable   $         -    117,886
                                                               ===========  ==========
   Issuance of common stock in exchange for accrued
     commissions                                               $         -     90,000
                                                               ===========  ==========
   Advances receivable applied to equity investment            $         -    405,000
                                                               ===========  ==========
   Equity investment acquired in exchange for note payable     $         -    595,000
                                                               ===========  ==========
  Liability recorded for offering costs of common stock
    issuance                                                   $         -    800,000
                                                               ===========  ==========
  Forgiveness of offering costs owed in connection with
    common stock issuance                                      $         -   (800,000)
                                                               ===========  ==========
  Forgiveness of accrued payroll owed to
    officer/shareholder                                        $         -      8,750
                                                               ===========  ==========

See notes to condensed consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


1. BASIS OF PRESENTATION, MANAGEMENT'S PLANS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and ExypnoTech, LLC (ET LLC). All significant intercompany accounts and transactions have been eliminated in consolidation. NCOS and ET LLC had no revenues or operations in 2007 and 2006. The Company has two investments which are accounted for using the equity method of accounting. These equity method investments consist of ExypnoTech, GmbH (EPT) and BioAgra, LLC (BioAgra)(Note
3). The Company's equity investees, EPT and BioAgra, operate in two segments, the RFID industry and the animal feed industry, respectively.

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

Management's  Plans:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,347,522 for the nine months ended March 31, 2007, and an accumulated deficit of $28,387,762 as of March 31, 2007. The Company has not recognized any revenues from its business operations.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


The Company's ability to continue as a going concern may be dependent on the success of management's plans discussed below. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the 2007 fiscal year, the Company intends to continue its efforts to assist BioAgra (Note
3) with the continuing development of sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. In addition, in January 2007 the Company signed a Technology Agreement to license its NCOS(TM) technology.

The Company has raised funds through the issuance of a preferred stock, a warrant and shares of its restricted common stock. The Company intends to continue to raise funds to support operations through the sale of its equity securities.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

Deferred Consulting Costs:

In June 2006, the Company entered into a twelve-month consulting services agreement with two third parties, in which the parties agreed to provide lobbying and public relation services. Compensation consisted of 200,000 shares of the Company's common stock with a market value of approximately $182,000 (based on a closing market price of $0.91 per share at the date the transaction was entered into) and a warrant to purchase 500,000 shares of the Company's common stock, with an exercise price of $0.91 per share and a term of 3 years. The warrant was valued at $283,000 using the Black-Scholes pricing model. The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the nine months ended March 31, 2007, $349,068 was expensed.

In June 2005, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 1,000,000 shares of the Company's restricted common stock with a market value of approximately $90,000 (based on the closing market price of $0.09 per share at the date of the transaction). The deferred cost was amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement and therefore has been fully amortized. During the nine months ended March 31, 2006, $67,561 was expensed.

Loss Per Share:

Basic Earnings Per Share (EPS) excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


warrants are not considered in the calculation, as the impact of the potential common shares (15,392,134 shares at March 31, 2007 and 6,029,468 shares at March 31, 2006) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock-Based Compensation:

Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting standards No. 123 - revised 2004 ("SFAS 123R"), "Share-Based Payment", which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expenses on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 2,863,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2006 and March 31, 2007 are fully-vested and exercisable.

During the nine months ended March 31, 2007, the Company granted 2,050,000 stock options to an officer, directors and an employee at an exercise price of $0.32 per share. The fair value of stock options at the date of grant was $625,250 and was recorded as compensation expense. The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended March 31, 2007:

                                                  2007
                                               ----------
                      Expected life              5 years
                      Volatility                     172%
                      Risk-free interest rate       4.94%
                      Dividend yield                   0

The Company did not grant any options during the nine months ended March 31, 2006.

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S.
Treasury  bill  rate  for  the  expected  life  of  the  related  stock options.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity for the nine months ended March 31, 2007 is presented below:

                                                          Weighed
                                             Weighted     Average
                               Shares Under   Average    Remaining   Aggregate
                                  Option     Exercise   Contractual  Intrinsic
                                               Price       Life        Value
                               ------------------------------------------------
Outstanding at June 1, 2006         398,126  $   22.00   4.60 years  $        -
  Granted                         2,050,000       0.32   9.96 years           -
  Exercised                               -          -            -           -
  Expired                                 -          -            -           -
                               ------------  ---------  -----------  ----------
Outstanding at March 31, 2007     2,448,126  $    4.00   3.87 years  $        -
                               ============  =========  ===========  ==========

Exercisable at March 31, 2007     2,448,126  $    4.00   3.87 years  $        -
                               ============  =========  ===========  ==========

At March 31, 2007, all outstanding and exercisable options were fully vested.

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

2.   NOTES RECEIVABLE - EQUITY INVESTEE:

During the year ended June 30, 2006, the Company loaned $1,726,827 to BioAgra(Note 3) in exchange for a secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory note is collateralized by all BioAgra assets. Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. During the nine months ended March 31, 2007, the note was reduced by $882,903, which represents the excess of the BioAgra losses recognized by the Company over

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


the adjusted basis of the Company's equity investment in BioAgra remaining at March 31, 2007 (Note 3).

During the nine months ended March 31, 2007, the Company advanced an additional $682,975 to BioAgra. On March 30, 2007, the Company executed a second 7.5% promissory note for $682,975 with BioAgra with the same terms as the note above, but the note did not provide for scheduled payments. The Company has classified these notes receivable as long-term assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing.

3.   INVESTMENTS IN AFFILIATES:

Investment in EPT:

The carrying amount of the Company's investment in EPT is $229,904 at March 31, 2007, and is adjusted to recognize the Company's proportionate share of EPT's income (loss) each period.

Unaudited financial information of EPT as of March 31, 2007, and for the nine and three-month periods ended March 31, 2007 and 2006 are as follows:

                                                                                March 31,2007
                                                                               --------------
          Assets:
            Current assets(1)                                                  $    1,295,384
            Equipment                                                                  26,376
                                                                               --------------

          Total assets                                                         $    1,321,760
                                                                               ==============

          Liabilities and members' equity:
            Current liabilities(2)                                             $      978,436
            Members' equity                                                           343,324
                                                                               --------------

          Total liabilities and members' equity                                $    1,321,760
                                                                               ==============

(1) Current assets include receivables of $641,722 due from the 51% owner of EPT.
(2) Current liabilities include a payable of $29,473 due to the 51% owner of EPT.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


                Three           Three
                Months         Months         Nine Months    Nine Months
                Ended           Ended            Ended          Ended
              March 31,       March 31,         March 31,      March 31,
                 2007           2006              2007           2007
             ------------  ---------------  ---------------  ------------
Revenues(1)    1,023,658          821,429        2,863,398     1,866,625
Expenses(2)   (1,048,604)        (638,675)      (2,723,595)   (1,780,275)
             ------------  ---------------  ---------------  ------------
Net income
  (loss)     $   (24,946)         182,754          139,803        86,350
             ============  ===============  ===============  ============

     (1) Revenues for the nine months ended March 31, 2007 and 2006 include $2,863,398 and $1,550,832, respectively ($1,023,658 and $505,710 for the three months ended March 31, 2007 and 2006, respectively) of sales to the 51% owner of EPT for each period presented.
     (2) Expenses for the nine months ended March 31, 2007 and 2006 include $148,456 and $83,525, respectively ($67,779 and $37,854 for the three months ended March 31, 2007 and 2006, respectively) of charges paid to the 51% owner of EPT for each period presented.

Investment in BioAgra:

The terms of the BioAgra joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra's other joint venture investor. As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company. Since September 30, 2006 and through March 31, 2007 the carrying value of the Company's investment in BioAgra was $0. BioAgra losses for the three months ended March 31, 2007 ($369,351) were applied to reduce the value of the note receivable from BioAgra.

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


Unaudited financial information of BioAgra as of March 31, 2007 and for the three months ended March 31, 2007, and the period from August 15, 2005 (inception) through March 31, 2006 and the three months ended March 31, 2006, is as follows:

                                                       March 31, 2007
                                                      ----------------
          Assets:
            Current assets                            $       189,654
            Land, building and equipment, net(2)            1,871,966
            Other assets, net                                 994,754
                                                      ----------------

          Total assets                                $     3,056,374
                                                      ================

          Liabilities and members' equity:
            Current liabilities(1)                    $     2,967,422
            Obligation under capital lease(2)                 971,854
                                                      ----------------

          Total liabilities                                 3,939,276

          Members' deficiency                              (  882,902)
                                                      ----------------

          Total liabilities and members' deficiency   $     3,056,374
                                                      ================

     (1)  Includes  $2,406,002  owed  to  the  Company.

     (2) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.


          Three Months   Three Months    Nine Months     August 15,
              Ended          Ended          Ended       2005 through
            March 31,      March 31,      March 31,       March 31,
              2007           2006            2007           2006
          -------------  -------------  --------------  -------------
Revenues         1,675              -   $      33,317              -
Expenses     ( 371,026)   (   259,584)   (  1,023,536)      (944,416)
          -------------  -------------  --------------  -------------
Net loss     ( 369,351)   (   259,584)  $    (990,219)     ( 944,416)
          =============  =============  ==============  =============

4.   NOTES PAYABLE,  RELATED  PARTY:

In March 2007, a shareholder of the Company loaned $50,000 to the Company in exchange for an unsecured, 8% note payable due in March 2008.

5.   SHAREHOLDERS'  EQUITY

Preferred Stock

In February 2007, the Company sold 500,000 shares of Series A Nonconvertible Preferred Stock for $500,000 cash to Arizcan Properties, Ltd. (Arizcan). Arizcan had advanced the funds to the Company, prior to the issuance of the shares. The shares provide that when voting as a single class, the shares have the votes and the voting power that at all times is greater by 1% than the combined votes and voting power of all other classes of securities entitled to vote on any

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


matter. As a result of the issuance, Arizcan acquired approximately 51% of the voting power of the Company. The Company has a right, solely at the Company's discretion, to redeem the shares in ten years at 130% of deemed par value.

The holder of the Series A Nonconvertible Preferred Stock is entitled to a dividend equal to 8% per annum of the Deemed Par Value ($1.00 per share). Also, the holder is entitled to a liquidation preference of the Deemed Par Value for each outstanding share and any accrued but unpaid dividends upon the liquidation of the Company.

Common  Stock

In March 2007, the Company issued 3,110,000 shares of its restricted common stock for $466,500 cash. The shares were sold for $0.15 per share (based upon a 50% discount from the closing market price, $0.30 per share, on the date of the transaction).

In April 2007, the Company issued 300,000 shares of its restricted common stock for $45,000 cash. The shares were sold for $0.15 per share (based upon a 53% discount from the closing market price, $0.32 per share, on the date of the transaction).

Warrant

In February 2007, the Company sold to Arizcan, a warrant exercisable immediately for up to 6,000,000 shares of restricted common stock for $251,900. The warrant has an exercise price of $0.50 per share and provides for cashless exercise. The warrant has a term of 5 years.

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

                           VYTA CORP AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended March 31, 2007 and 2006
                                   (Unaudited)


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

In May 2001, Harvest Court, LLC filed suit against the Company in the Supreme Court of the State of New York, County of New York. The suit alleges that the Company breached an October 20, 2000 Stock Purchase Agreement, by not issuing 7,418,895 free trading shares of the Company's common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 4,500,225 shares due in connection with the third reset date. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court, LLC (832,029 shares). The Company has filed counterclaims seeking various forms of relief against Harvest Court, LLC.

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

RESULTS  OF  OPERATIONS

     The Company had no revenues during the nine months ended March 31, 2007 and 2006.

     Total general and administrative expenses during the nine months ended March 31, 2007 were $1,425,825 compared to $691,546 for the nine months ended March 31, 2006 ($879,058 and $250,519 for the three months ended March 31, 2007 and 2006, respectively). The nine-month increase of $734,279, is primarily attributable as set forth on the table below.

                     General and                    $Increase or
                 Administrative Expense              (Decrease)
          ----------------------------------  -----------------------
          Stock-based compensation            $              625,250
          Consulting expenses                                296,350
          Accounting expenses                                 12,214
          Commission fees                                    (70,010)
          Legal expense                                      (23,254)
          Rent expense                                       (24,974)
          Public relations                                   (23,857)

     In the three months ended March 31, 2007, the Company granted 2,050,000 stock options to an officer, directors and an employee at an exercise price of $0.19 per share. The fair value of stock options at the date of grant during the three months ended March 31, 2007 was $625,250, which has been expensed by the Company.

     The Company recognized $40,245 in interest income during the nine months ended March 31, 2006. ($31,895 during the three months ended March 31, 2006). During the nine months ended March 31, 2006, the Company recognized $28,585 in other income, which represented a gain on the extinguishment of certain liabilities.

     The Company recognized interest expense of $235,350 for the nine months ended March 31, 2006 ($0 for the three months ended March 31, 2006). Of the $235,350 in interest expense, $219 represented related party interest. The remaining $235,131 was incurred in connection with the issuance of promissory notes, which were discounted for the fair value of warrants included with debt at the time of issuance. The resulting discounts ($213,760) were amortized over the term of the promissory notes. The promissory notes were paid in full during the three months ended September 30, 2005, and at that time the discounts were fully amortized.

During the nine months ended March 31, 2007, the Company recognized a net loss of $2,347,522 compared to a net loss of $1,362,257 during the nine months ended March 31, 2006 ($1,260,626 and $329,003 for the three months ended March 31, 2007 and 2006, respectively). The increase of $985,265, during the nine months ended March 31, 2007, is primarily attributable to the increase of $734,279 in general and administrative expenses and the net increase of $491,819 in the losses of the Company's equity investments.

LIQUIDITY  AND  FINANCIAL  CONDITION

     During the nine months ended March 31, 2007, the Company used $428,096 in operating activities. Net cash provided by financing activities was $1,168,400, of which $400,000 was from the sale of preferred stock, $718,400 was from the sale of common stock and a warrant, and $50,000 was from a note payable. Net cash used in investing activities was $682,975, which was advanced to BioAgra to be used to support its operations. The Company had $249,688 of cash and cash equivalents at March 31, 2007, which is being used to support operations. During the nine months ended March 31, 2006, the Company used $652,167 in operating activities. During the nine months ended March 31, 2006, net cash provided by financing activities was $1,851,631; of which $2,167,372 was from the exercise of warrants, $494,922 was from the sale of preferred stock, $150,000 was from the issuance of notes payable and common stock and $960,663 was used to pay notes payable.

     In August 2005, the Company purchased a 50% equity interest in BioAgra (a Georgia limited liability company) for $905,000 cash (which includes the $405,000 advanced to Xact Resources during the fiscal year ended June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005. BioAgra is to manufacture and sell a beta glucan product, YBG-2000 marketed as AgriStim, to be used as a replacement for hormone growth steroids and antibiotics in animal feed products. BioAgra has completed the construction of its production line, and during the nine months ended March 31, 2007, BioAgra had limited sales of its product. During the nine months ended March 31, 2007, BioAgra has been working with potential customers on field testing trials of the AgriStim product. In April 2007, BioAgra signed an agreement with a customer for the purchase and resale of its AgriStim product.

     As of March 31, 2007, if all existing outstanding warrants issued in a January 2004 private placement were exercised, the Company will be required to issue an additional 1,342,500 shares of common stock and would receive $192,125, and the Company, on a fully diluted basis (including the reservation of 832,029 shares as required by the court in the Financing

Agreement Litigation), would have 41,145,646 shares of common stock issued and outstanding.

     However, no assurance can be given that any of these warrants will be exercised. If the warrants are exercised, the Company has decided that it may use the additional funds received from the exercise of these warrants to support the operations of the Company and its investments.

     During the 2007 fiscal year, the Company intends to continue its efforts to aid BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. In addition, in January 2007, the Company signed a six-month Technology Agreement to permit a prospective licensee the opportunity to conduct a market survey relating to its NCOS(TM) technology. We believe that if the market survey is favorable the Technology Agreement may mature into a royalty paying commercial license the terms and conditions of which are under negotiation between the Company and the perspective licensee.

     The Company intends to raise additional funds to support operations of the Company during the 2007 fiscal year. Such funds are to be raised through offerings of the Company's common stock.

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

There was no change to the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


ITEM 3(A)T.  CONTROLS  AND  PROCEDURES

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL  PROCEEDINGS  -  NO  CHANGE.

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     The Company made the following unregistered sales of its securities from January 1, 2007 through March 31, 2007.

DATE OF SALE  TITLE OF SECURITIES  NO. OF SHARES  CONSIDERATION   CLASS OF PURCHASER
------------  -------------------  -------------  --------------  -------------------
-------------------------------------------------------------------------------------
  2/27/07     Preferred Stock            500,000  $      500,000  Business Associate
-------------------------------------------------------------------------------------
  3/2/07      Warrant                  6,000,000  $      251,900  Business Associate
-------------------------------------------------------------------------------------
  3/27/07     Common Stock             3,110,000  $      466,500  Business Associates

Exemption From Registration Claimed

     All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


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

                                                   VYTA CORP
                                                  (REGISTRANT)

Date:  May  20,  2007                   /s/  Paul  H.  Metzinger
                                        ----------------------------------------
                                               Paul  H.  Metzinger,
                                               President  &  CEO
                                               (Principle  Executive  Officer)