Form 10KSB
period 2007-06-30
Vyta Corp
filed 2007-10-15
CIK 827161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-19598

VYTA CORP
(Exact name of small business issuer as specified in its charter)

NEVADA	84-0992908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17TH STREET, SUITE 3640
DENVER, COLORADO 80202
(303) 592-1010
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of the close of trading on October 10, 2007, there were 37,109,845 shares outstanding, 27,755,260 of which were held by non-affiliates.  The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on October 10, 2007, was approximately $9,159,235.

The registrant’s revenue for the fiscal year ended June 30, 2007 was $0.

Transitional Small Business Disclosure  Yes ☐ No ☑

PAGE NUMBER

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We base these forward looking statements on our current expectations and projections about future events.  These forward looking statements are subject to risks, uncertainties, and assumptions about our company, including:

•	the operations and potential profitability of BioAgra, LLC, a company in which we have a 50% interest;

•	the rate of market development and acceptance of our beta glucan products in the animal and aquatic animal feed industry within which we are concentrating our business activities;

•	the rate of market development and acceptance of our beta glucan products for human consumption;

•	our ability to compete successfully with growth promotion antibiotic manufacturers and other providers of feed additives;

•
the operations and potential profitability of ExypnoTech, Gmbh, a company in which we have a 49% interest that is manufacturing and developing inlay components used in the manufacturing of radio frequency identification devices (“RFID”), such as smart labels, smart cards and smart tags;

•	the limited revenues and significant operating losses generated by us to date;

•	the possibility of significant ongoing capital requirements and our ability to secure financing as and when necessary;

•	our ability to retain the services of our key management, and to attract new members to the management team; and

•	our ability to obtain and retain appropriate patent, copyright and trademark protection for our intellectual properties and any of our products.

These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled “Item 1.  Description of Business—Risk Factors” and other sections of this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the Securities and Exchange Commission, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Company Overview

We were incorporated on June 22, 1996 as a Nevada corporation.  In January 2006, we changed our name from NanoPierce Technologies, Inc. to Vyta Corp.  Our corporate offices are located at 370 17th Street, Suite 3640, Denver, Colorado 80202, and our telephone number is (303) 592-1010.  We maintain a website at www.vytacorp.com, which is not incorporated in and is not a part of this report.

When used in this report, the terms “we,” “our,” “us,” “the company” and similar expressions refer to Vyta Corp, BioAgra, LLC, ExypnoTech, Gmbh and our subsidiaries, unless the context otherwise requires.

Business

General

In 2004, we instituted steps to change our principal business from electronics technology to biotechnology.  In August 2005, we purchased a 50% equity interest in BioAgra, LLC, a Georgia limited liability company.  The remaining 50% was purchased by Xact Resources International and later assigned to Justin Holdings, Inc., both unaffiliated parties.  BioAgra is engaged in the production, marketing and sale of Agrastim®, a natural, non-toxic purified beta-1,3/1,6-D glucan feed additive used to replace growth promotion antibiotics that are currently in use in the animal feed industry.  In addition to its use as a feed additive, BioAgra intends to include Agrastim® in premixed feeds, such as in EquiForce™, a feed targeted for the equine industry that contains Agrastim®, vitamins and minerals formulated to supply nutrients to meet the physiological needs of equine athletes and to boost their immune systems.

BioAgra is also producing Purestim™, a purified beta-1,3/1,6-D glucan intended for use by other companies that manufacture neutraceuticals and dietary supplements for human consumption, and is designing other products for human, animal and aquaculture consumption based on beta glucan and other immunoenhancers.  Purestim™, together with Agrastim®, are sometimes referred to herein as “beta glucan products.”

We also own a 49% interest in ExypnoTech, Gmbh (“ExypnoTech”), a company that is manufacturing and developing radio frequency identification (“RFID”) components used in the production of, among other things, smart labels, smart cards and smart tags.  ExypnoTech, in addition to the inlay components, plans to manufacture and sell other types of RFID components.  In December 2003, ExypnoTech sold a controlling 51% interest to TagStar Systems, GmbH for $98,000 in cash.  As a result of this sale, we have a 49% interest in ExypnoTech, are entitled to 49% of any net income generated by ExypnoTech or any dividends paid and share 49% of any net losses.

Prior to our acquisition of an interest in BioAgra, we were primarily involved in our patented particle interconnect technology.  We acquired the particle technology in February 1998 to pursue a more focused, strategic application and development of the particle technology and to commercialize the technology as the NanoPierce Connection System (NCSTM).  While we do not plan, at this time, to continue efforts to manufacture or develop products that utilize our particle technology, we have entered into two provisional technology license agreements for the manufacture, development and marketing of products using our particle technology.  However, to date, neither agreement has matured into a full-scale commercial license generating royalty and license revenues for us.

As a result of our change in business focus from electronics technology to biotechnology, we have several inactive or discontinued subsidiaries and investments described below.

•
ExypnoTech, LLC.  On June 18, 2004, we organized ExypnoTech, LLC for the purpose of marketing, primarily in the United States, the RFID components manufactured by ExypnoTech.  ExypnoTech, LLC has had no active operations since the first calendar quarter of 2005.

•
NanoPierce Card Technologies, GmbH.  Established in January 2000, NanoPierce Card was responsible for the marketing of our technology, services and products on an international basis.  On April 1, 2003, NanoPierce Card filed for insolvency with the courts of Munich, Germany.  NanoPierce Card completed a plan of self-liquidation and the German court legally dissolved the entity on June 8, 2004.

•
Scimaxx Solutions, LLC.  On September 15, 2003, we entered into a joint venture with Scimaxx, LLC.  The purpose of the joint venture was to provide the electronics industry with technical solutions to manufacturing problems based on the need for electrical connectivity.  In April 2005, Scimaxx Solutions ceased operations.

BioAgra, LLC

Business Strategy

Governments are currently urging, and consumers are demanding, producers to remove growth promotion antibiotics from the human food chain supply to reduce the development in humans of increasingly powerful and virulent strains of antibiotic-resistant bacteria, which makes treatment for illnesses and diseases more difficult and expensive.  In addition, consumers are demanding more natural, organic, antibiotic-free foods.

Animals in the cattle, dairy, poultry, turkey, duck, equine, and swine industries and aquatic animals, such as shrimp, are currently fed growth promotion antibiotics.  BioAgra is targeting the cattle, dairy, poultry, turkey, duck and swine industries for the sale of Agrastim® as an alternative to growth promotion antibiotics used in feed.  BioAgra is targeting the equine industry with a product called EquiForce™ that contains Agrastim® and has been formulated to supply nutrients to meet the physiological needs of equine athletes and to boost their immune systems.

BioAgra has also begun producing and marketing a new beta glucan product under the name Purestim™. This product is sold to companies that manufacture neutraceuticals and dietary supplements for human consumption.  BioAgra’s beta glucan products may be targeted for other uses in the future.

Background on Beta Glucan Products and the Need for Alternatives to Growth Promotion Antibiotics

Agrastim® and Purestim™ are produced from spent brewer’s or distillery yeast.  The beta glucan products are a combination of bioactive nutrients and B-glucans that are extracted from the cell walls of yeast using steam injection and a centrifuging extraction process.  Beta glucan is a natural, non-toxic product that has been shown to stimulate immune systems in animal, poultry and other organisms.  Independent test results were published in an article titled “The Influence of B-Glucan on Immune Responses in Broiler Chickens” (“Immunopharmacology and Immunotoxicology,” Volume 25, 2003 (Marcel Dekker)), demonstrating the stimulation of the broiler chicken’s immune systems by the B-glucan.  BioAgra’s beta glucan products are designed to enhance the immune system and to promote accelerated growth in various organisms.

Antibiotics have been added to animal feed in an effort to produce healthier animals and to promote faster growth.  Scientists, however, now believe that this practice may lead to unforeseen and unwanted effects.  Some studies and articles indicate that growth promotion antibiotics contained in animal feeds may accumulate in the animal body and can cause harm to humans, including causing allergic and abnormal reactions.

The excessive use of antibiotics, especially growth promotion antibiotics, in animal feed may convert some bacteria into antibiotic-resistant strains of bacteria that can infect humans through the consumption of meat products.  When a human develops a resistant strain of bacteria, it becomes difficult and expensive to treat due to the bacteria’s resistance to antibiotics.  The use of antibiotics in animal feed has already affected many countries in Europe, which have banned the use of growth promotion antibiotics in animal feed. It is expected that the United States may also begin to ban or discourage the use of these antibiotics in animal feed.

Alternatives to antibiotics, including Agrastim®, are increasingly in demand by animal farmers and other producers because they lack the drawbacks of antibiotics and other chemical compounds.  Agrastim® is a natural, non-toxic product that has been proven to stimulate immune systems, thereby eliminating the usage of antibiotics and growth hormone supplements in animal feeds. Agrastim® is designed to enhance the immune system and to promote accelerated growth. We believe Agrastim® as a feed additive can help resolve the harmful effects of growth promotion antibiotics that can be toxic to humans and can produce safe and healthy animal feed that may be claimed as “drug-free.”

Manufacturing of the Beta Glucan Products

Raw Materials

BioAgra produces its beta glucan products from spent brewer’s or distillery yeast.  Brewer’s yeast is used in the production of alcoholic beverages.  Currently, yeast and other raw materials utilized in the production of the beta glucan products are purchased from a Brazilian supplier pursuant to invoices documenting each separate purchase.  The yeast is consistent with BioAgra’s production needs and such arrangements currently are not subject to any volume limitations or import restrictions.  Arrangements are being made with additional commercial firms that purchase and distribute these types of yeast.  BioAgra believes that there is an adequate supply of these raw materials for the foreseeable future for BioAgra’s proposed activities.  BioAgra intends to purchase these raw materials from other available worldwide suppliers that can provide a cost efficient source of high quality raw materials that will permit it to produce a purified beta glucan product that is at least 80% pure.

Production Plant
BioAgra’s production plant is located at 103 Technology Drive, Hinesville, Georgia 31313.  BioAgra has leased the facility from the Liberty County Industrial Authority pursuant to an Industrial Lease Agreement, dated March 1, 2005, for a period of 120 calendar months at $12,000 per month (of which certain amount have been paid other than monthly as permitted by the lessor).  At the expiration of the lease term, BioAgra has the option to purchase the leased premises (real estate and improvement) for $500,000.  The facility is approximately 30,000 square feet, consisting of both office space and a production area and is also expected to include a research and development laboratory.  The production area has enough space to hold three separate production lines in its current configuration, although as of this date, BioAgra only has a single production line.  The facility is located on approximately 7.29 acres.
The plant commenced operations in March of 2006.  The plant went through a shakedown period in which BioAgra evaluated and better understood the controls and efficiencies of the plant.  BioAgra started operating at full-scale capacity in April of 2006.  The production line has a designed capacity of producing 10,000 kilograms of Agrastim® per month.  BioAgra has approximately 5,600 kilograms of packaged and drummed pure Agrastim® finished and on the floor for sale and delivery. It has discontinued production at this time until at least 50% of the Agrastim® in inventory has been sold.

Production Process

In manufacturing the beta glucan product, the cell walls of the baker’s or distillery yeast are exposed to high temperatures using steam injection.  The mixture is then separated into solid and liquid portions by a centrifuge, and the liquid portion is discarded.  The solid portion is thoroughly washed with water and then exposed to elevated temperatures using stream injection extracting a residue.  The residue is separated again into solid and liquid portions by a centrifuge and the liquid portion is discarded.  Finally, the solid portion is thoroughly washed with water and the residue is spray dried, which results in the beta glucan product.

Agrastim® is a concentrate that many farmers or producers will be unable to mix with feed in the required proportions.  Therefore, BioAgra expects to produce specialized premixes containing Agrastim® and vitamins and/or mannoproteins.  Mannoproteins are purified from the yeast during the manufacturing process.  BioAgra will be able to sell to a broader array of customers through the production of premixed products.  EquiForce™, a premixed product designed for and marketed to the racing and sport horse industry, is one of BioAgra’s first premixed products and is a combination of vitamins, minerals and Agrastim®.

Purestim™ is a concentrate that is being marketed and sold as an additive to companies that manufacture and sell neutraceuticals and dietary supplements.  These companies will purchase the Purestim™ as an ingredient for inclusion in existing products.  There has been limited sales of Purestim™ to customers of AHD International.

Employees

BioAgra has three employees.  In addition to its two managers and executive officers, there is one employee employed as Plant Manager, Research and Development Director and Administrative Assistant.  During production cycles, BioAgra hires additional employees consisting of one manager and two crew members for each of two 12 hour shifts.  When BioAgra begins full-scale operations, these temporary employees are expected to be hired on a full-time basis.

Marketing and Distribution

BioAgra is focusing its initial marketing efforts on the animal feed industry.  BioAgra has targeted its efforts in the State of Georgia and those states in which the vast majority of poultry producers in the United States are located.  The initial marketing strategy was to penetrate the poultry industry by utilizing existing industry distributors or direct sales on a national and international basis.  BioAgra also marketed Agrastim® by attendance at various poultry-related conventions.  After successful testing of Agrastim® with other animals, BioAgra has expanded the scope of its marketing to include the cattle, dairy, swine, aquatic animal, equine and dietary supplement industries.

In addition to BioAgra’s agreement with AHD International, LLC, BioAgra has one independent distributor, Agra Nutrition, LLC, that is marketing Agrastim® on a national basis and in India.  Agra Nutrition, LLC is owned by Mr. Warren Robold who also functions as Director of U.S. and International Sales for BioAgra.

Poultry and Turkey Industry

Poultry is the largest worldwide source of protein food for human consumption.  In addition, poultry can be raised in small geographical areas.  In the United States, approximately 8 billion chickens and 275 million turkeys are farmed for “broiler” production and processing each year. Each broiler chicken consumes an average of 10 pounds of feed during its approximately 42 day life span for a total of 40 million tons of feed for all the broiler chickens in the United States each year.  Each turkey consumes approximately 110 pounds of feed for a total of 13.75 million tons of feed. In addition, there are approximately 450 million egg producing chickens raised in the United States each year, which consume approximately 132 pounds of feed over a period of 1.5 years for a total of 27 million tons of feed.

Cattle Industry

The United States has the largest fed-cattle industry in the world, and is the world’s largest producer of beef for domestic and export use.  According to the National Cattleman’s Beef Association, there are roughly 800,000 beef producers in the United States and approximately 97.1 million cattle in the United States.  During the production process, cattle usually spend four to six months in a feedlot, during which time they are fed scientifically formulated rations.  Producers and veterinarians take great care to use only the optimal amount of antibiotics needed to maintain an animal in good health.  The United States government through the National AntiMicrobal Resistance Monitoring System strictly tracks antibiotic resistance as well as products and interventions to assure the safety of the cattle as well as the beef supply.

Dairy Industry

According to Best Food Nation, a group of associations representing all levels of the food chain, there are approximately 65,000 dairy farms and approximately 9,041,000 dairy cows in the United States. Each year, the United States produces over 1 billion pounds of butter, more than 7 billion pounds of cheese, over 1 billion pounds of nonfat dry milk, 1.5 billion pounds of yogurts, and 1 billion gallons of ice cream.  Dairy cows eat roughly 100 pounds of feed each day.  Dairy farmers typically employ professional nutritionists to develop scientifically formulated diets for their cows.  If a cow is being treated with antibiotics, she is taken out of the milking herd and not put back into the herd until her milk tests free of antibiotics.  Applicable regulations require every tank load of milk entering dairy processing plants to be strictly tested for animal drug residues.  The United States dairy industry conducts more than 3.5 million tests each year to ensure that antibiotics are kept out of the milk supply.  Any tanker that tests positive is disposed of immediately, never reaching the public.

Swine Industry

Another industry where the use of antibiotics among animals is of concern is the swine industry.  According to the United States Department of Agriculture, pork is the number one meat consumed in the world and there are approximately 70,000 hog farms in the United States today.  Antibiotics may be given to prevent or treat disease in hogs; however, a “withdrawal” period is required from the time antibiotics are administered until it is legal to slaughter the animal.  Pigs fed antibiotics are segregated so that residues can exit the animal’s system and not be present in the meat.  Recently, the pork industry has established programs to encourage producers to implement management practices that reduce the need for antibiotics, and to use antibiotics only when other management practices do not, or will not, succeed in managing a correctly diagnosed problem.

Aquaculture Industry

Aquaculture is defined as the production of aquatic animals and plants under controlled conditions for all or part of their lifecycle.  According to the United States Department of Agriculture’s Economic Research Service, during the last two decades, the value of United States aquaculture production rose to nearly $1 billion and is one of the fastest growing food-producing sectors.  According to the International Trade Report produced in 2005 by the United States Department of Agriculture, U.S. per-capita seafood consumption has remained around 15 pounds through the late 1980s and 1990s, it is expected to increase as farm-raised products become cheaper. Currently, the United States consumes nearly 12 billion pounds of fish a year.  By 2025, demand for seafood is projected to grow by another 4.4 billion pounds above what is consumed today.  In addition, it is estimated that by 2020, 50 percent of the U.S. seafood supply will come from aquaculture.

Equine Industry

In addition to the use of Agrastim® as an alternative to antibiotics in animal feed, BioAgra has developed a product with Agrastim® focused on racing and performance horses.  Racing and performance horses are subject to the outbreak of debilitating and deadly diseases, such as the Equine Herpesvirus type 1 that killed six horses in an outbreak in December 2006 in Wellington, Florida. BioAgra’s EquiForce™ product has been designed to supply vitamins and minerals needed to meet the physiological needs of equine athletes.  In addition, EquiForce™ contains Agrastim® to boost equine immune systems to aid in suppressing bacterial and viral infections and increasing stamina and resistance to stress.  A trial of the EquiForce™ product was conducted by an equine veterinarian at Fort Valley State University in Fort Valley, Georgia showing positive immune responses in a controlled study.  BioAgra expects to obtain its first commercial scale order for the product in the near future.

Neutraceuticals and Dietary Supplement Industry

Annual sales of supplements, fortified foods and beverages and neutraceuticals for human consumption in the United States, are estimated to be approximately $100 billion.  The vitamins, minerals and supplements market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the “baby boom” generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age.  BioAgra is considering the sale of Purestim™ as a supplement for introduction by outside companies into packaged products for human consumption.

Customers

BioAgra is targeting a broad range of customers consisting of both large and small consumers of animal feed both nationally and internationally to avoid dependency on one or a small number of customers.  In addition, BioAgra is beginning to target neutraceutical and dietary supplement producers for the sale of Purestim™ as an additive in their existing products for human consumption.

On April 1, 2007, BioAgra and AHD International, LLC signed an agreement whereby AHD International agreed to purchase beta glucan products from BioAgra.  The agreement has a term of five years with the right for successive renewals provided minimum sales requirements are met.  The agreement provides that AHD International will purchase beta glucan products for resale to various end users in thirteen countries.  The agreement grants AHD International the exclusive right to sell the beta glucan products to all users in ten countries, including, Canada, Chile, Brazil, Japan, Vietnam, South Korea, Australia, New Zealand, Germany and Denmark.  In addition, the agreement grants the right to sell the beta glucan products in an additional three countries (South Africa, Mexico and the United States), with the exclusivity of such right dependant on the type of end user sold to and the country involved.

Mid South Feeds of Alma, Georgia began adding Agrastim® to its top 5 premium lines of dog food and its top 2 premium brands of horse feed in May 2006.  In addition, Mid South Feeds has recently begun to add Agrastim® to its equine vitamin supplement, Equi-Match, which has been designed to be fed as a top-dress supplement for horses in training, competition and recovery. Mid South Feeds has over 175 distributors in Florida, Georgia, Alabama, Virginia, Kentucky, North Carolina and South Carolina. Besides manufacturing dog and horse feed, Mid South also manufactures fish and shrimp feed, and starter feed for dairy cattle and swine.  To date, sales of Agrastim® by MidSouth have been limited.

Management

Managers and Officers

BioAgra is a manager-managed Georgia limited liability company.  The managers and officers of BioAgra are as follows:

Name	Position

Neal Bartoletta	Manager, President and Chief Executive Officer

Paul H. Metzinger	Manager, Executive Vice President, Chief Financial Officer and Secretary

Biographical Information

Biographical information regarding Mr. Metzinger is set forth in “Item 9—Directors and Executive Officers of the Company.”  The following is biographical information about Mr. Bartoletta:

Mr. Bartoletta has served as the President and a Manager of BioAgra, LLC since December 2004.  From 1980 to 1991, Mr. Bartoletta served as the President of Bart Warehousing Corp in South Kearny, New Jersey, and from 1978 to 1999, as the President of N.J. Bart Corp, Elizabeth, New Jersey.  From 1998 to the present, he has served as the President of Xact Resource International, Inc. of Boca Raton, Florida.  In 2006, Mr. Bartoletta was appointed the President of Justin Holdings, Inc. of Boca Raton, Florida.  Justin Holdings is the owner of the other 50% equity interest in BioAgra.  Mr. Bartoletta is a graduate of the Academy of Advanced Traffic.

Joint Venture Partner

As described elsewhere in this report, we own a 50% interest in BioAgra.  The remaining 50% of BioAgra is owned by Justin Holdings, Inc., a Florida corporation.  Justin Holdings, Inc. is a holding company that currently has no other investments and no other substantial business activities other than its ownership interest in BioAgra.  All of the outstanding capital stock of Justin Holdings is owned by Neal Bartoletta, who is also the sole officer and director of Justin Holdings and is the manager, president and CEO of BioAgra.  Justin Holdings acquired a 50% ownership interest in BioAgra as the result of the assignment by Xact Resources of its membership interest in BioAgra in February 2006.

ExypnoTech, Gmbh

ExypnoTech is involved in the manufacture and development of RFID components used in the manufacture of, among other things, smart labels, smart cards and smart tags.  RFID components are used to identify objects by short-range radio over a few millimeters to distances as great as a meter.  RFID inlays consist of a small transponder chip bonded onto a metal foil antenna on an exceptionally thin and small plastic or paper sheet.  ExypnoTech currently offers RFID components using a method of ultrasonic bonding originally developed by us.

Raw Materials

Production of RFID components requires computer chips, antennas and laminates.  ExypnoTech obtains its supply of chips from Phillips, Infineon and other suppliers and its antennas and laminates from many sources.

Production Process

The production process for a smart label is a form of “welding” at the molecular level, bonding a chip to the antenna using ultrasonic energy and applying the assembled circuitry into laminates printed with customer designed information.  A continuous feed high speed die bonder extracts a chip from the wafer, flips the chip, applies a high speed non conductive adhesive to the antenna contact pads, which are fed into the die bonder on a tape, and presses the chip down onto the antenna pads.  Customers can then print designated information to the laminate enveloping the assembled circuitry. ExypnoTech currently is operating four die bonders, three shifts per day, five days a week.  Management of ExypnoTech has advised us that ExypnoTech is the third largest inlay manufacturer in Europe.  ExypnoTech plans to install two additional die bonders this year.

Customers

There are a wide range of potential customers for RFID components.  ExypnoTech has numerous customers using its products in a wide variety of RFID applications.

Management

The managers of ExypnoTech are Bernhard Maier, Michael Kober and Peter Hahn.

Particle Technology

On February 26, 1998, we acquired the intellectual property rights related to our particle interconnect technology from Particle Interconnect Corporation, a Colorado corporation. We acquired the particle technology to pursue a more focused, strategic application and development of the particle technology and to commercialize the technology as the NanoPierce Connection System (NCSTM). NCS is an alternative method of providing temporary or permanent electrical connections between different flexible, rigid, metallic and non-metallic surfaces. Through the use of the particle technology, we can also attach semiconductors directly to various surfaces. While we do not plan, at this time, to continue efforts to manufacture or develop products that utilize our particle technology, we will pursue the licensing of our technology to third parties.

In November 2006, we signed a six-month technology license agreement to permit a prospective licensee the non-exclusive opportunity to conduct a market survey relating to our particle interconnect technology that was extended in May 2007 for an additional six-month period.  This prospective licensee has advised us that it wishes to negotiate a long term royalty paying license agreement.  In January 2007, we signed a separate six-month technology licensing agreement to permit a different prospective licensee the non-exclusive opportunity to conduct a market survey relating to our particle interconnect technology that was extended in July 2007 for an additional six-month period.  If either market survey is favorable, that technology licensing agreement may mature into a royalty-paying commercial license.

Research and Development

Our research and development activities were formerly conducted through NanoPierce Connection, with additional activities occurring at ExypnoTech.  For the fiscal years ended June 30, 2007, 2006 and 2005, we incurred no research and development expenses.

We anticipate that a substantial amount of research and development activities will occur at BioAgra, LLC.  The expected activities include testing Agrastim® and Purestim™ for quality control and the development of new premixed products containing Agrastim® that will allow BioAgra to market and sell to a broader range of customers.  BioAgra expects to fund and build an extensive research and development laboratory at its main facility and has adequate space at the facility to build such a laboratory.  The laboratory is currently in the design stages.

BioAgra sponsors independent university research projects for Agrastim®.  One past research project was an equine study completed by Fort Valley State University in Fort Valley, Georgia.  Another research project was conducted by the University of Georgia relating to the application of Agrastim® in chicken feed as an alternative to antibiotics to treat necrotic enteritis, a deadly disease affecting poultry and turkey.

BioAgra and Agra Nutrition, LLC have conducted, in the past, and are currently conducting numerous field trials of Agrastim® in all market applications.  These trials provide valuable data relating to the benefits of using Agrastim® in the feeds of animals.  The dairy market is of particular interest to BioAgra and Agra Nutrition, LLC because of the dramatic reduction on somatic cell count in milk after application of Agrastim® in the feed of dairy cattle.  A reduction in somatic cell count is directly related to an increase in overall milk production and can contribute to longer shelf life of the milk.

Competition

BioAgra

Competition for beta glucan products in the markets targeted by BioAgra is currently limited.  The United States and many other countries are in the process of eliminating or plan to eliminate the use of growth promotion antibiotics in the feed of animals intended for human consumption. There are a limited number of alternatives to growth promotion antibiotics.  Such alternatives include organic acids, plant extracts such as oregano oil, and mannoproteins.  These alternatives have not experienced a great success rate to date.

Other potential competitors to BioAgra include those companies already producing beta glucan for human consumption.  This type of “purified” beta glucan is considered too expensive to use in markets other than for direct human consumption.  Other competitors are those producing beta glucan with a 60% or less bioactivity level for the markets addressed by BioAgra.  “Bioactivity” is the ability to activate the cells of the immune system, specifically white blood cells that help to kill and digest foreign materials and infectious microorganisms.  The greater the bioactivity level, the greater the ability to activate the cells of the immune system.  Based upon data provided to us, beta glucan having less than 80% bioactivity is not effective in the animal feed markets chosen by BioAgra.  BioAgra intends to produce beta glucan with at least 80% bioactivity and intends to provide a written guarantee to its customers that its beta glucan products will have a bioactivity level of at least 80%.

Competition will also consist of established producers of growth promotion antibiotic products.  These are large companies with vast resources allocated to the protection of the brand recognition and market share of their products. Success will require people switching from the artificial antibiotic growth products to beta glucan products.

We are also aware of one company, Fibona Health Products GmbH, which is promoting yeast beta glucan products in Europe and the United Kingdom.  We do not believe its products will compete with BioAgra’s beta glucan products.

ExypnoTech

Competition in the electronic connector and RFID market is fierce.  The principal competitive factors are product quality, performance, price and service.  We and our licensees face competition from well-established firms with other interconnect technologies.  We will face competition from the development of existing and future competing technologies.  There currently exists approximately 28 different technologies that can be used to create interconnect solutions, including dendrite crystals, gold dot technology, anisotropic technology (technologies using materials whose behavior differs in the up/down and left/right directions), elastomerics (rubber-like synthetic materials) and Z-axis conductive adhesives.  These technologies currently are produced by materials and chemical suppliers, flexible and rigid printed circuit board manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems.

Intellectual Property

BioAgra

Progressive Bioactives License Termination Agreement

On July 11, 2007, BioAgra, LLC entered into a Termination and Mutual General Release Agreement with Progressive Bioactives, Inc. to terminate the parties’ Technology License Agreement dated April 15, 2005 that had granted BioAgra the license to produce and process a yeast beta glucan product.  As consideration for termination of the Technology License Agreement, BioAgra agreed to pay to Progressive Bioactives 2.5% of its gross sales of beta glucan products from July 1, 2007 through June 30, 2017.  Additionally, for a period of two years beginning on July 1, 2007, BioAgra agreed to use its best efforts not to pursue marketing and sales of its beta glucan products in the field of livestock, companion animal, and aquaculture in Canada, South Africa, Australia, Chile, and South Korea.  BioAgra also agreed to indemnify and hold Progressive Bioactives harmless from any third-party claim arising from any sale of beta glucan into the human nutrition and cosmetic markets.

The termination and mutual release agreement further provided that BioAgra has the right to manufacture beta glucan products utilizing its own intellectual property, methods and processes, such methods and processes being independent of and separate from any patent or other intellectual property rights of Progressive Bioactives.  BioAgra and Progressive Bioactives (and its affiliates) each acknowledged and agreed that their respective beta glucan technology does not infringe on the technology of the other party and agreed not to sue each other or any agent, customer, affiliate, representative distributor or other person acting on behalf of such party for infringement of any current or future intellectual property rights based on each party’s use of its own methods and processes for producing beta glucan or any reasonable modifications thereof.

Progressive Bioactives and BioAgra each unconditionally released and discharged each other from any and all claims, defenses, demands, causes of action, liability, damages, costs and expenses arising from or related to the subject matter of the license agreement, which they have or may have up through and including the date of execution of the termination and mutual release agreement, whether such claims were known or unknown at the time of the agreement.

Development of Beta Glucan Products

BioAgra has developed, and continues to work towards new modifications to, its beta glucan manufacturing process.  BioAgra may file for patent protection for its beta glucan products or may keep its processes and procedures as a trade secret.

Particle Technology

We are currently in the process of attempting to license our NCS™ technology to third parties. NCS™ is a method where metallized, hard, microscopic particles are deposited onto one of two contact surfaces, through electrolytic or electro-less plating methods or other methods.  When the two surfaces are pressed together, the conductive particles penetrate the second contact surface and create an electrical connection.  Bonding of the contact surfaces can be achieved using nonconductive adhesives or ultrasonic welding.  NCS provides advantages to potential users including lower costs through the usage of less expensive materials, the elimination of manufacturing steps, improved thermal and electrical properties, elimination of special environments for application, decreased production time, easy integration into existing production lines, increased design miniaturization, adaptability for specific applications, and RF (radio frequency) performance.

Other Intellectual Property

We currently hold 11 patents with the U.S. Patent and Trademark Office.  To reduce expenses, during the fiscal years ended June 30, 2006 and 2005, we abandoned several of our patent applications.  We also hold several trademarks with the U.S. Patent and Trademark Office in connection with our former name, logo and services.

Government Regulation

BioAgra has self-certified that all components of its beta glucan products are generally recognized as safe or GRAS according to the U.S. Food and Drug Administration regulations.  A GRAS designation exempts the beta glucan products from the regulations of the U.S. Department of Agriculture, permitting the sale of the beta glucan products anywhere in the United States without obtaining a license.  Should BioAgra determine that the beta glucan products can no longer be recognized as GRAS, it will be required to sell the beta glucan products as food additives by obtaining a license to sell from each individual state in which sales would occur.  There is no assurance that BioAgra will be able to successfully obtain or maintain licenses in all states in which sales are expected to be made or that the cost of obtaining and maintaining these licenses will not limit BioAgra’s ability to sell the beta glucan products.

We believe that we are in compliance with all federal and state laws and regulations governing our limited operations.  Further, we believe that we are in compliance with all German laws and regulations governing our limited operations in Germany.  Compliance with federal and state environmental laws and regulations did not have a material effect on our capital expenditures, earnings or competitive position during the fiscal years ended June 30, 2007 or 2006.

Employees

As of October 10, 2007, we and our subsidiaries had one employee.  Mr. Metzinger is our only executive officer and has a signed employment agreement with us.

Risk Factors

In addition to the other information in this report, the following factors should be considered in evaluating our business and financial condition.  We believe the risks and uncertainties described below may materially affect our liquidity and operating results.  There also could be additional risks and uncertainties that we are currently unaware of, or that we are aware of but currently do not consider to be material.  These could become important in the future or prove to be material and affect our financial condition or results of operations.

Risks Relating to Our Business and the Business of Our Unconsolidated Investees

We have a history of losses

We expect that BioAgra’s manufacturing, developing and marketing of Agrastim® as a feed additive in the poultry, equine, cattle, swine and aquaculture industries and Purestim™ for human consumption will be expensive.  We recently have incurred increased operating expenses without any increase in revenues.  We reported a net loss of $3,770,738, $2,407,821 and $997,616 for our fiscal years ended June 30, 2007, 2006 and 2005, respectively.

We may not be able to continue as a going concern

Our independent registered public accounting firm’s audit report on our consolidated financial statements as of June 30, 2007 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  As a result of this going concern modification in our auditor’s report on our financial statements, we may have a difficult time obtaining significant additional financing.  If we are unable to secure significant additional financing, we may be obligated to seek protection under the bankruptcy laws and our stockholders may lose their investment.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between our co-venturers and us

Our primary business is our 50% interest in BioAgra, our particle interconnect technology and our 49% interest in ExypnoTech, Gmbh.  Investments in joint ventures involve risks that would not be present were another party not involved, including the possibility that our co-venturer, Justin Holdings, Inc. with respect to BioAgra, LLC and TagStar Systems, Gmbh with respect to ExypnoTech, Gmbh (each of which is an entity over which we have no control), might become bankrupt, fail to fund their share of required capital contributions or fail to perform their responsibilities under our agreements with them.  Our co-venturers’ and our licensees also may have economic or other business interests or goals that are inconsistent with our business interests or goals, and they may be in a position to make decisions or to take actions that are contrary to our preferences, policies or objectives.

We do not have sole decision making control regarding either the BioAgra or the ExypnoTech joint ventures.  With respect to BioAgra, in which we have a 50% interest, we have the potential risk of impasses on decisions, such as the business policies, practices and procedures relating to the production and marketing of beta glucan products or a sale of the joint venture, because neither we nor the other 50% owner, Justin Holdings, Inc., has full control over the joint venture.  In the ExypnoTech joint venture, in which we have a minority interest, decisions may be made or actions taken contrary to our objections.  Disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort exclusively on our business.  Consequently, actions by or disputes with our co-venturers might result in subjecting properties owned by the joint ventures to additional risk.  In addition, we may, in certain circumstances, be liable for the actions of our co-venturers.

If our products infringe the intellectual property rights of others, we may pay unexpected litigation costs or damages for selling our products

We intend to avoid infringing (and to cause entities in which we hold equity interests to avoid infringing) the intellectual property rights of others; however, no assurances can be given that the manufacture and sale of our products (or products of entities in which we hold an equity interest) may not infringe or otherwise violate the intellectual property rights of others. If this were to be the case, we (or the entities in which we hold equity interests) may be subject to legal proceedings and claims, including claims of alleged infringement by us (or the entities in which we hold equity interests) of the patents and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim.

If it were to be found that our products (or the products of an entity in which we hold an equity interest) potentially infringe or violate the intellectual property rights of others, we may need to obtain licenses from these parties, substantially re-engineer products in order to avoid infringement or renegotiate existing licenses to avoid future infringement. We (or the applicable entity in which we hold an equity interest) might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer products successfully. Moreover, if we are (or an entity in which we hold an equity interest is) sued for infringement and lose the suit, we (or such entity) could be required to pay substantial damages and/or be enjoined from using or selling the infringing products. Any of the foregoing could cause us to incur significant costs and prevent us (or such entity) from selling the products subject to any legal action.

BioAgra entered into a Termination and Mutual General Release Agreement with Progressive Bioactives.  Pursuant to the termination agreement, BioAgra and Progressive Bioactives agreed not to sue each other for infringement of any current or future intellectual property rights based on each party’s use of its own methods and processes or any reasonable modifications thereof, for the development and manufacture of beta glucan products.  However, we can provide no assurance that Progressive Bioactives will not allege that BioAgra has violated its intellectual property rights through the production and sale of the beta glucan product, which could result in substantial monetary damages or injunctions prohibiting the production of the beta glucan products.

If BioAgra's beta glucan products do not satisfy certain governmental regulations, BioAgra may be unable to obtain regulatory approval or may be required to obtain multiple licenses to sell our beta glucan products

BioAgra has self-certified that all components of its beta glucan products are generally recognized as safe or GRAS according to the U.S. Food and Drug Administration regulations.  A GRAS designation exempts the beta glucan products from the regulations of the U.S. Department of Agriculture, permitting the sale of the beta glucan products anywhere in the United States without obtaining a license.  Should the beta glucan products lose their GRAS designation, BioAgra will be required to sell the beta glucan products as feed additives by obtaining a license to sell from each individual state in which sales would occur.  There is no assurance that BioAgra would be able to successfully obtain or maintain licenses in all states in which sales are expected to be made or that the cost of obtaining and maintaining these licenses would not limit its ability to sell the beta glucan products.

Operations of BioAgra may be delayed or cost more than we anticipate

Operations at the beta glucan production plant commenced in March of 2006. BioAgra produced approximately 7,600 kilograms of finished product, of which 5,600 kilograms remains in inventory, and has halted production pending the sale of at least 50% of the existing inventory.  Once production is recommenced, there can be no assurances that there will not be future delays in operations or that the average cost to operate the plant will not be higher than anticipated.

We cannot guarantee the quality, performance or reliability of BioAgra’s products

Except as described in the prior risk factor, we have no prior experience manufacturing or producing beta glucan products or any other products.  We are relying upon the skill and experience of BioAgra’s managers and our co-joint venturer to timely and cost effectively manufacture the beta glucan product.  We expect that BioAgra’s customers will demand quality, performance and reliability.  We cannot assure you that we or our co-joint venturer will be able to meet the quality control standards that may be established by various industries for feed additives.  BioAgra intends to provide a written guarantee or other assurance to its customers that its beta glucan products will have a bioactivity level of at least 80%.  “Bioactivity” is the ability to activate the cells of the immune system, specifically white blood cells that help to kill and digest foreign materials and infectious microorganisms.  The greater the bioactivity level, the greater the ability to activate the cells of the immune system. However, BioAgra cannot guarantee that all batches of the beta glucan products produced for inclusion in various animal feed products will meet that bioactivity level.  Should BioAgra be unable to meet the standard, it may lose existing customers and be unable to acquire new customers.

There may be insufficient demand for BioAgra's beta glucan products

Sales of the beta glucan products have been limited to date. The market acceptance of new products and technologies, including the beta glucan products, is subject to a number of factors, including the ability of the product to more effectively and efficiently meet potential customers’ needs than current products.  Antibiotics and growth hormone supplements are widely used in animal feed.  BioAgra must convince potential customers that Agrastim® is safe and effective as a feed additive and can be manufactured efficiently and cost effectively before animal producers will be willing to use the product rather than existing products such as antibiotics and growth hormone supplements.  In addition, BioAgra must convince potential customers that Purestim™ is safe for human consumption.  To create this consumer demand, BioAgra will have to successfully market and sell its products.  BioAgra has been conducting independent research studies and field trials as part of its overall marketing efforts, which has delayed market acceptance of Agrastim® and Purestim™.  While results in such research studies and field trials have been favorable, the beta glucan products may not be viewed by consumers as an improvement over existing products and may not achieve commercial acceptance.

We may be unable to meet our ongoing needs for additional capital

We cannot accurately predict how much funding we will need to implement our strategic business plan or to continue operations.  Our future capital requirements, the likelihood that we can obtain money and the terms of any financing will be influenced by many different factors, including:

•	our revenues and the revenues of our joint ventures;

•	the status of competing products in the marketplace;

•	our performance in the marketplace;

•	our overall financial condition;

•	our business prospects;

•	the perception of our growth potential by the public, including potential lenders;

•	our ability to enter into joint venture or licensing relationships to achieve a market presence; and

•	our progress in developing, marketing and selling the beta glucan products.

If we cannot obtain adequate financing or if the terms on which we are able to acquire financing are unfavorable, our business and financial condition could be negatively affected.  We may have to delay, scale back or eliminate some or all of our development and marketing programs, if any.  We may also have to go to third parties to seek financing and, in exchange, we may have to give up rights to some of our technologies, patents, patent applications, potential products or other assets.

We may be unable to hire and retain key personnel

Our future success depends on our ability to attract qualified personnel.  We may be unable to attract or retain these necessary personnel.  If we fail to attract or retain skilled employees, or if our key employee fails to perform in his current position, we may be unable to assist in bringing the beta glucan products to the marketplace and to generate sufficient revenues to offset operating costs.

BioAgra may be unable to hire and retain independent distributors

BioAgra’s future success depends on its ability to attract qualified independent distributors for the beta glucan products.  It may be unable to attract or retain these independent distributors.  If BioAgra fails to attract or retain independent distributors, or if its existing independent distributors fail to find end users for the beta glucan products, it may be unable to successfully bring the beta glucan products to the marketplace and to generate sufficient revenues to offset operating costs.

We may be unable to obtain and retain appropriate patent, copyright and trademark protection of our products or manufacturing process

We protect our intellectual property rights through patents, trademarks, trade names, trade secrets and a variety of other measures.  However, these measures may be inadequate to protect our intellectual property or other proprietary information.  Should we encounter any of the following issues with our intellectual property, our business and financial condition could be negatively affected.

•	Trade secrets may become known by third parties. Our trade secrets or proprietary information may become known or be independently developed by competitors.

•
Rights to patents and trade secrets may be invalidated.  Disputes may arise with third parties over the ownership of our intellectual property rights.  Our patents may be invalidated, circumvented or challenged, and the rights granted under those patents that provide us with a competitive advantage may be nullified.

•	Problems with future patent applications. Our pending or future patent applications may not be approved, or the scope of the granted patent may be less than the coverage sought.

•
Third parties may develop similar products or manufacturing process.  Competitors may develop similar products, duplicate our products or may design around the patents that are owned by us.  Competitors may develop a similar manufacturing process, duplicate our manufacturing process or may design around any patents that are owned by us in relation to the manufacturing process.

•
Laws in other countries may insufficiently protect intellectual property rights abroad.  Foreign intellectual property laws may not adequately protect our intellectual property rights abroad.  Our failure to protect these rights could adversely affect our business and financial condition.

•
Litigation may be required to protect intellectual property rights. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the rights of third parties or to defend against claims of infringement or invalidity by third parties.  This litigation could be expensive, divert resources and management’s time from our sales and marketing efforts, and could have a materially adverse effect on our business, financial condition and results of operations and on our ability to enter into joint ventures or partnerships with others.

Economic factors outside our control may have an adverse effect on our revenues and income

BioAgra’s income may be impacted by economic factors that are beyond its control such as fluctuations in the price of animal feed and human dietary supplements, outbreaks of diseases in animals, and demand for products related to cattle, dairy, poultry, equine, swine, aquatic animals and human neutraceuticals and dietary supplements.  Rising animal feed prices and increases in production costs for livestock producers may cause a reduction in overall production, which, in turn, could adversely impact BioAgra’s revenues.  An outbreak of disease, such as avian influenza or mad cow disease, could result in increased government regulation of the livestock industry, a serious drop in demand for livestock products, and adverse publicity materially affecting the animal producers for a significant period of time, which could adversely impact BioAgra’s business, revenues, prospects, financial condition, and results of operation.

The market for feed additives is competitive

The feed additive market is competitive.  BioAgra will compete with producers of growth promotion antibiotic products, many of which are large companies with vast resources allocated to the protection of brand recognition and market share of their products.  BioAgra may also compete with companies producing beta glucan for other purposes, and companies that produce existing alternatives to growth promotion antibiotic products, such as organic acids, plant extracts, and mannoproteins.  BioAgra has a competitive disadvantage against many of these competitors in several different areas, including:

•	financial resources;

•	manufacturing capabilities;

•	diversity of revenue sources and business opportunities;

•	personnel and human resources; and

•	research and development capabilities.

Larger companies have long-term advantages over BioAgra in research and new product development and have a greater ability to withstand periodic downturns in the feed additive market because they have diverse product lines that can provide revenue even when there is a downturn in the feed additive market.

If BioAgra becomes unable to use its manufacturing facility, it may be unable to manufacture its beta glucan products for an extended period of time

BioAgra manufactures at a single location in Georgia, which currently runs a single production line.  Manufacturing products at a single site presents risks because a disaster, such as a fire or hurricane, may interrupt manufacturing capability.  In such an event, BioAgra will have to resort to alternative sources of manufacturing that could increase costs, as well as result in significant delays.  Any increase in costs of manufacturing, slowdowns or shutdowns by BioAgra could have a material adverse affect on our future business, financial condition and results of operations.

BioAgra’s use of a single manufacturing facility may restrict its ability to attract customers

BioAgra will fulfill the needs of varied livestock producers, human dietary supplement producers and horse owners based on the use of a single manufacturing plant and a single production line.  BioAgra’s manufacturing limitations may restrict its ability to attract large customers who require certainty in the production process.  If BioAgra is successful, it anticipates expanding manufacturing operations.  However, while our production area has enough space for three separate production lines, there is no assurance that BioAgra will have the financial resources required to expand its production facilities beyond the single production line currently existing at the Georgia manufacturing facility.

Manufacturing capacity restraints and limited experience may have an adverse affect on BioAgra

BioAgra has limited manufacturing capacity and experience.  BioAgra may encounter some difficulties, such as significant unexpected costs and delays, in scaling up the manufacturing operations of BioAgra to produce quantities required for it to achieve profitability.  The failure to scale-up BioAgra’s manufacturing operations in a timely and cost-effective manner may adversely affect our income.  We believe that we have adequate capacity to meet anticipated demand for 2007.  However, in the event the demand for the beta glucan products rapidly increases or spikes in a certain period, BioAgra may not have the manufacturing ability to fulfill demand, either in its own facilities or through agreements with third parties.  A potential lack of manufacturing capacity may materially affect BioAgra’s and our reputation, prospects, revenue, income and results of operation.

An increase in the cost or a disruption in the flow of BioAgra’s imported yeast product may decrease its sales and profits

BioAgra obtains its entire supply of spent yeast product, which is used to manufacture the beta glucan products, from a Brazilian supplier. Risks associated with BioAgra’s use of imported spent yeast include: disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes and political unrest; problems with oceanic shipping, including shipping container shortages; economic crises and international disputes; increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries; adverse fluctuations in currency exchange rates; and import duties, import quotas, trade embargoes and other trade sanctions.  A disruption in the flow of spent yeast from the Brazilian supplier or an increase in the cost of the spent yeast may limit or decrease BioAgra’s sales and profits.

Replacing BioAgra’s sole supplier of key materials could result in unexpected delays and expenses

BioAgra obtains key materials and services for the beta glucan products from sole source suppliers, primarily with respect to spent brewer’s or distillery yeast.  Specifically, BioAgra obtains its spent yeast product from a sole source in Brazil.  Should the Brazilian supplier become unable to supply BioAgra with the spent yeast product, BioAgra will be forced to purchase substitute products.  All of these materials are commercially available elsewhere.  However, if BioAgra is required to locate a new supplier, the substitute or replacement materials may need to be tested for equivalency.  The process of locating a new supplier and any testing of materials, if necessary, may cause a delay in production of the beta glucan products and may cause BioAgra to incur additional expense.

Risks Relating to the Ownership of Our Equity Securities

We have a single controlling shareholder, who has the power to elect a majority of our board of directors and control our strategic direction

As of October 10, 2007, Arizcan Properties Ltd. owned approximately 41% of our outstanding common stock assuming all securities held by Arizcan Properties and other holders that are convertible into common stock or exercisable for common stock were converted or exercised.  In addition, as a result of our March 2007 private placement transaction, we issued to Arizcan Properties warrants and shares of series A nonconvertible preferred stock.  As a result, Arizcan Properties acquired approximately 51% of our voting power, and, on a fully diluted basis, Arizcan Properties would hold approximately 80% of our voting power if they exercise the warrant.  These shares give Arizcan Properties Ltd. the power to elect a majority of our board of directors and, through that board control, control our operations. The ability of other shareholders to influence our direction (for example, through the election of directors) is therefore limited or not available.

Sales of common stock by our controlling shareholder may result in a change of control

As of October 10, 2007, Arizcan Properties, Ltd. is our controlling shareholder. Arizcan Properties, Ltd. may cause us to have a change of control if they sell enough of our common stock. We are not aware of any present intention of Arizcan Properties, Ltd. to cause us to have a change of control and we are not aware of any other arrangements that may result in a change of control.

We have a thinly-traded stock and public sale of shares by our controlling shareholder could cause the market price of our shares to drop significantly

As of October 10, 2007, Arizcan Properties, Ltd. owned approximately 41% of our outstanding common stock assuming all securities held by Arizcan Properties, Ltd. and other holders that are convertible into common stock or exercisable for common stock were converted or exercised. If Arizcan Properties, Ltd. were to begin selling shares in the market rather than holding all of those shares over a longer term, the added available supply of shares could cause the market price of our shares to drop. Furthermore, in light of the large number of shares that it holds and its generally lower acquisition cost of those shares, Arizcan Properties, Ltd. could be willing to sell it shares at a price lower than the currently-prevailing market price, thereby depressing that price.

The sale of securities by current stockholders could cause dilution of existing holders of our common stock by decreasing the price of our common stock

The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market, by investor perception that substantial amounts of common stock could be sold or by the fact or perception of other events that could have a dilutive effect on the market for our common stock.  As of October 10, 2007, we had 31,592,845 shares of our common stock outstanding.  If all of our outstanding options and warrants were exercised and all of our reserved shares of common stock were issued, we could have up to 47,221,979 shares of common stock outstanding.  Future transactions with other investors could further depress the price of our common stock because of additional dilution.

The price of our common stock could be affected by the ability of holders of our common stock to sell their stock

The market price of our common stock will be influenced by the ability of common stockholders to sell their stock.  As of October 10, 2007, approximately 22,064,326 shares of our common stock were freely transferable and constitute the “float” in the public market for our common stock.  If all of our outstanding options and warrants were exercised and all of our reserved shares were issued, the “float” for our common stock could increase to a total of 31,756,460 shares.  As of October 10, 2007, approximately 9,465,519 shares of our common stock were “restricted” or “control” securities within the meaning of Rule 144 under the Securities Act of 1933.  These restricted securities cannot be sold unless they are registered under the Securities Act of 1933, or unless an exemption from registration is otherwise available, including the exemption that is contained in Rule 144.  If all of our outstanding options and warrants were exercised and all of our reserved shares were issued, the number of “restricted” or “control” shares of our common stock could increase to a total of 15,465,519 shares.

We could issue preferred stock that could adversely affect the rights of our common stockholders

We are authorized to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share.  Our articles of incorporation give our board of directors the authority to issue preferred stock without the approval of our common stockholders.  We may issue preferred stock to finance our operations.  We may authorize the issuance of our preferred stock in one or more series.  In addition, we may set several of the terms of the preferred stock, including:

•	dividend and liquidation preferences;

•	voting rights;

•	conversion privileges;

•	redemption terms; and

•	other privileges and rights of the shares of each authorized series.

The issuance of large blocks of preferred stock could have a dilutive effect on our existing stockholders and could negatively impact our existing stockholders’ liquidation preferences.  In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to third parties as a method of discouraging, delaying or preventing a change in control in our present management.

The resale of our common stock by you may be limited because of its low price, which could make it more difficult for broker/dealers to sell our common stock

The Securities Enforcement and Penny Stock Reform Act of 1990, as amended, requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  Regulations enacted by the SEC generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to some exceptions.  Unless an exception applies, a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks must be delivered before any transaction in penny stock can occur.

Our common stock is not a reported security and is currently subject to the Securities and Exchange Commission’s “penny stock” rules.  It is anticipated that trading in our common stock will continue to be subject to the penny stock rules for the foreseeable future.

Until such time as our common stock meets an exception to the penny stock regulations cited above, trading in our securities is covered by Rule 15g-2 and Rule 15g-9 promulgated under the Securities Exchange Act of 1934.  Under Rule 15g-2, before a broker/dealer can consummate a trade in penny stock, the broker/dealer must send an additional disclosure, receive a written acknowledgement of such disclosure from the purchaser of the penny stock, and wait two business days from the date the additional disclosure was sent. Under Rule 15g-9, broker/dealers who recommend penny stocks to persons who are not established customers or accredited investors must make a special determination in writing for the purchaser that the investment is suitable, and must also obtain the purchaser’s written agreement to a transaction before the sale.

The penny stock regulations could limit the ability of broker/dealers to sell our securities and, thus, the ability of purchasers of our securities to sell their securities in the secondary market for so long as our common stock has a market price of less than $5.00 per share.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 370 17th Street, Suite 3640, Denver, Colorado 80202.  We moved into our current office space on June 27, 2001 and had a five-year lease on the property, which expired September 2006 and was extended for a five-year term expiring December 2011.  The base rent is approximately $3,110 per month for the first year of the lease, with annual increases of approximately $100 per month for each successive year of the lease, plus certain occupancy costs.

ITEM 3.    LEGAL PROCEEDINGS

Harvest Court Litigation

In connection with a financing obtained in October 2000, we filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims.  As a result of various procedural rulings, in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York.

In this litigation, Harvest Court, LLC filed counterclaims against us, Paul Metzinger, Kristi Kampmann, Dr. Neuhaus, Dr. Shaw, a former director Albert Capote and a number of unrelated third parties.  The counterclaims allege violations of federal securities laws and other laws.  Harvest Court, LLC is seeking various forms of relief including compensatory and punitive damages.  Discovery has been completed and a trial date is expected to be set by the court.

In May 2001, Harvest Court, LLC filed suit against us in the Supreme Court of the State of New York, County of New York.  The suit alleges that we breached an October 20, 2000 Stock Purchase Agreement by not issuing 370,945 free trading shares of our common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 227,265 shares due in connection with the third reset date.  Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative.  In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering us to reserve and not transfer the shares allegedly due to Harvest Court, LLC.  In February 2006, in connection with the reverse stock split of our common stock described elsewhere in this report, the Supreme Court of the State of New York, County of New York issued an injunction ordering us to reserve 3.7% of our issued and outstanding common stock (832,290 shares at February 13, 2006).  We have set aside these shares.  We have filed counterclaims seeking various forms of relief against Harvest Court, LLC.  Discovery has been completed in these cases and a trial date is expected to be set by the court.

Depository Trust Lawsuit

In May 2004, we filed suit against the Depository Trust and Clearing Corporation (“DTCC”), The Depository Trust Company (“DTC”), and the National Securities Clearing Corporation (“NSCC”) in the Second Judicial District Court of the County of Washoe, State of Nevada.  The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases.  The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the “Stock Borrow Program,” originally created to address short term delivery failures by sellers of securities in the stock market.  According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of our common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions.  We were seeking damages in the amount of $25,000,000 and treble damages.  Responsive pleadings were filed by the defendants.  In April 2005, the court granted a motion to dismiss the lawsuit.  We filed an appeal to the Supreme Court of the State of Nevada to overturn the motion to dismiss the lawsuit.  Oral argument on the appeal was presented before the Nevada State Supreme Court in February 2007.  In September 2007, the Nevada Supreme Court ruled that all of our claims were preempted by federal law and affirmed the district court’s dismissal of our complaint.

Other Litigation

Other than the above mentioned lawsuits, to the knowledge of our management, there are no material legal proceedings pending or threatened (other than routine litigation incidental to business) to which we (or any officer, director, affiliate of beneficial owner of more than 5% of our voting securities) are party, or to which our property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently quoted on the over-the-counter bulletin board maintained by the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers) (“FINRA”) under the symbol “VYTC.OB.”  Our common stock is also traded on the Berlin Stock Exchange, the Frankfurt Stock Exchange, the Munich Stock Exchange and the Xetra Stock Exchange under the symbols indicated in the table below:

Foreign Exchange	Trading Symbol

Berlin Stock Exchange	NPI1.BE
Frankfurt Stock Exchange	NPI1.F
Munich Stock Exchange	NPI1.MU
Xetra Stock Exchange	NPI1.DE

The following table sets forth the range of high and low quotations for our common stock on the over-the-counter bulletin board for each full quarterly period during the fiscal year or equivalent period for the fiscal periods ending on the dates indicated below after giving effect to the reverse stock split of our common stock that occurred on January 31, 2006 that is described elsewhere in this report.  The quotations were obtained from information published by FINRA and reflect interdealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2007 Fiscal Year	High	Low

September 30, 2006	$0.49	$0.41
December 31, 2006	0.41	0.41
March 31, 2007	0.32	0.32
June 30, 2007	0.42	0.35

2006 Fiscal Year

September 30, 2005	1.60	1.20
December 31, 2005	1.20	1.20
March 31, 2006	1.05	1.05
June 30, 2006	0.84	0.75

As of September 30, 2007, there were approximately 557 holders of record of our common stock.

Dividends

Our board of directors determines any payment of dividends.  We have not paid any cash dividends on our common stock in the past, and we do not anticipate paying any dividends in the foreseeable future.  Earnings, if any, are expected to be retained to fund our future operations.  There can be no assurance that we will pay dividends at any time in the future.

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from April 1, 2007 through June 30, 2007.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

6/30/07	Common Stock	333,333	$50,000	Business Associate
4/1/07 - 6/30/07	Common Stock	5,263,000	$789,450	Business Associate

Exemption From Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  The entity listed above that purchased the unregistered securities was an existing shareholder, known to us and our management, through pre-existing business relationships, as a long standing business associate.  The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Not applicable.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We base these forward looking statements on our current expectations and projections about future events.  These forward looking statements are subject to risks, uncertainties, and assumptions about us, including:

•	the operations and potential profitability of BioAgra, LLC, a company in which we have a 50% interest;

•	the rate of market development and acceptance of our beta glucan products in the animal and aquatic animal feed industry within which we are concentrating our business activities;

•	the rate of market development and acceptance of our beta glucan products for human consumption;

•	our ability to compete successfully with growth promotion antibiotic manufacturers and other providers of feed additives;

•
the operations and potential profitability of ExypnoTech, Gmbh, a company in which we have a 49% interest that is manufacturing and developing inlay components used in the manufacturing of radio frequency identification devices (“RFID”), such as smart labels, smart cards and smart tags;

•	the limited revenues and significant operating losses generated by us to date;

•	the possibility of significant ongoing capital requirements and our ability to secure financing as and when necessary;

•	our ability to retain the services of our key management, and to attract new members to the management team; and

•	our ability to obtain and retain appropriate patent, copyright and trademark protection for our intellectual properties and any of our products.

These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled “Item 1.  Business—Risk Factors” and other sections of this report.  We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the Securities and Exchange Commission, for information about risks and uncertainties that may affect our future results.  All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

Our registered public accounting firm’s audit report on our consolidated financial statements as of June 30, 2007, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements included in this report.

Plan of Operations

At June 30, 2007, we had cash on hand, of $354,702, which we do not believe is sufficient to fund our operations for the next twelve months.  We intend to use our cash funds to continue to support operations.  We intend to continue to develop the business opportunity presented by our investment in an unconsolidated investee, BioAgra and the Agrastim® product.  The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

In the continuance of our business operations, we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees.

We are dependent on raising additional equity and/or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.  We cannot make any assurances that we will be able to raise funds through such activities.

Results of Operations

During the fiscal years ended June 30, 2007 and 2006, we did not have any revenues from operations.

We recognized $22 in interest income during the fiscal year ended June 30, 2007 compared to $72,307 during the fiscal year ended June 30, 2006.  The decrease of $72,285 is due primarily to our decision to not accrue interest on loan made to one of our equity investees, BioAgra, during the year ended June 30, 2007, due to BioAgra’s inability to make scheduled payments on the note.

General and administrative expenses during the fiscal year ended June 30, 2007 were $1,835,973 compared to $893,061 for the fiscal year ended June 30, 2006.  The increase of $942,912 is mainly attributable to an increase in stock-based compensation expense of $743,750 due to the issuance of 2,350,000 shares under our stock option plan and the $427,209 increase in consulting expenses offset by decreases in rent expense, commission expenses, public relations expenses, legal expenses and payroll expenses.

During the fiscal year ended June 30, 2007, we recognized a net loss of $4,460,541 compared to a net loss of $2,407,821 during the fiscal year ended June 30, 2006.  The increase of $2,052,720 primarily resulted from the increase of $942,912 in general and administrative expenses, discussed above and the $1,198,000 the provision for loss on the note receivable owed by BioAgra.  This increase is offset by the $235,139 decrease in interest expense during the fiscal year ended June 30, 2007.

We recorded a net loss applicable to common shareholders of $4,473,691 during the year ended June 30, 2007 compared to $3,907,821 during the fiscal year ended June 30, 2006.  The increase of $565,870 was a result of the $1,198,000 impairment on the note receivable offset by the conversion of the preferred stock during the fiscal year ended June 30, 2006.  We recognized a $13,150 deemed dividend on preferred stock issued during the fiscal year ended June 30, 2007.

Liquidity and Financial Condition

Net cash used in operating activities in 2007 was $612,724, compared to net cash used in operating activities in 2006 of $878,306.  In 2007, the net cash used represented a net loss of $4,460,541, adjusted for certain non-cash items consisting of amortization and depreciation expense of $441,584, equity in net losses of unconsolidated investees of $1,426,590, a provision for loss on a note receivable of $1,198,000, and $743,750 in options issued for compensation.

In 2006, the net cash used represented a net loss of $2,407,821, adjusted certain non-cash items consisting of the amortization and depreciation expense of $34,571, equity in net losses of unconsolidated invested of $1,398,202, gain on the extinguishment of liabilities of $120,788, amortization of discounts on notes payable of $213,860 and a loss on the revaluation of derivative warrant liabilities of $74,295.

During the fiscal year ended June 30, 2007, we raised $1,255,950 cash through the sale of 8,373,000 shares of its restricted common stock.

During the fiscal year ended June 30, 2007, we raised $251,900 through the sale of a warrant to purchase 6,000,000 shares of restricted common stock.  The warrant has an exercise price of $0.50 per share and provides for a cashless exercise.

During the fiscal year ended June 30, 2007, we raised $500,000 through the sale of 500,000 shares of its Series A nonconvertible preferred stock to Arizcan.  The shares provide that when voting as a single class, the shares have the votes and voting power that at all times is greater by 1% than the combined voting power of all other classes of securities entitled to vote on any matter.  As a result of the issuance, Arizcan acquired approximately 51% of the voting power of the Company.  We have a right, solely at the Company’s discretion, to redeem the shares in ten years at 130% of deemed par value.

During the fiscal year ended June 30, 2007, we raised $50,000 through an unsecured, 8% promissory note, due in March 2008.  In June 2007, the holder of the note agreed to accept 333,333 shares of our common stock as payment on the note.

During the fiscal year ended June 30, 2006, we raised $632,372 cash through the sale of 790,467 shares of our restricted common stock and warrants to purchase 746,717 shares of our restricted common stock.

During the fiscal year ended June 30, 2006, we raised $1,535,000 cash through the exercise of 1,535,000 warrants with an exercise price of $1.00 per share.

During the fiscal year ended June 30, 2006, we purchased a 50% equity interest in BioAgra for $905,000 cash (which includes the $405,000 advanced to Exact Resources during the fiscal year ended June 30, 2005) and a note payable of $595,000 which was paid in full in September 2005.

During the fiscal year ended June 30, 2006, we completed the sale of 200,000 shares of our series a preferred stock for $1,500,000 cash.  In February 2006, Arizcan converted the 200,000 shares of preferred stock into 15,000,000 shares of our restricted common stock.  Upon conversion, Arizcan held approximately 67% of our issued and outstanding common stock.

During the year ended June 30, 2006, we loaned $1,686,570 to BioAgra through a series of secured, 7.5% promissory notes, which were due over the period from June 30 through October 31, 2006.  On June 26, 2006, we agreed to combine all of the promissory notes and accrued interest of $40,257 into a $1,726,827 secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007.  The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations.  The promissory note is collateralized by all BioAgra assets.  Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture.  During the year ended June 30, 2007, the note was reduced by $1,371,269, which represents the excess of the BioAgra losses recognized by us over the adjusted basis of our equity investment in BioAgra remaining at June 30, 2007.

During the year ended June 30, 2007, we advanced an additional $1,182,784 to BioAgra at 7.5% interest. We have classified these notes receivable as non-current assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing.

During the fourth quarter of the year ended June 30, 2007, we made a decision to provide for a loss on the value of the note receivable.  This decision was based on factors including our evaluation of past and current operating results, failure of BioAgra to make scheduled payments and our continuing support of the operational efforts of BioAgra.  We also considered the estimated fair value of BioAgra’s assets and liabilities in making the decision.  As a result of this decision, we recorded a charge of $1,198,000 in the fourth quarter ended June 30, 2007.

During the year ended June 30, 2007, we did not have any significant operations, and our management spent a majority of the fiscal year, raising additional funds for the BioAgra investment and supporting it marketing and sales efforts.  During the 2008 fiscal year we intend to continue our efforts to aid BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets.  In addition, in January 2007, we signed a six-month technology agreement to permit a prospective licensee the opportunity to conduct a market survey relating to its NCOS™ technology.  We believe that if the market survey is favorable the technology agreement may mature into a royalty paying commercial license the terms and conditions of which are under negotiation with the perspective licensee.

To the extent our operations are not sufficient to fund our capital requirements, we may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt.  At the present time we do not have a revolving loan agreement with any financial institution nor can we provide any assurance that we will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for us for all financial instruments issued or acquired after the beginning its fiscal year ending June 30, 2008.  The adoption of SFAS No. 155 is not expected to have an impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation will be effective for us on July 1, 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 will be effective for us for our fiscal year beginning on July 1, 2008.  We are currently assessing the impact the adoption of SFAS No. 157 may have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement will be effective for us for our fiscal year beginning on July 1, 2008, and will permit entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  The possible adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures.  SAB No. 108 is effective for our current 2007 fiscal year end.  The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to deferred revenues; depreciation or property and equipment, intangible assets such as our intellectual property, financing operations, currency valuations and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following are some of the more critical accounting policies and estimates (that is those that require the application of significant judgments by management as to their selection and valuation) used by us:

•	stock based compensation;

•	long-lived assets;

•	investments in and notes and advances receivable from unconsolidated investees;

•	international operations;

•	revenue recognition and deferred revenue;

•	litigation; and

•	contractual obligations.

Stock-based compensation

Beginning July 1, 2006, we adopted the provisions of and account for stock-based compensation in accordance with the Statement of Financial Accounting standards No. 123 – revised 2004 (“SFAS 123R”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.  All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

Long-lived assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include negative projected operating performance by us and significant negative industry or economic trends.  We do not believe that there has been any impairment to long-lived assets as of June 30, 2007.

Investments in and notes and advances receivable from unconsolidated investees

Entities where we can exercise significant influence, but not control, are accounted for under the equity method of accounting.  Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company.  Under the equity method of accounting, our share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment in or in the expected relizability of notes and advances receivable from an unconsolidated investee that is other than a temporary decline is recognized as a charge to operations.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or notes and advances receivable or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or notes and advances receivable.

International operations

Our foreign equity investee (ExypnoTech) operations are located in Germany.  ExypnoTech transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries’ historical financial statements have been translated) primarily the Euro.  As a result, we are exposed to adverse movements in foreign currency exchange rates.  In addition, foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences.  Any of these factors could have a material adverse effect on our financial condition or results of operations in the future.

Revenue recognition and deferred revenue

Our revenue recognition policy is significant because future revenue could be a key component of our results or operations.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly.

Litigation

We are involved in certain legal proceedings, as described in Item 3 of this report and Note 9 to the consolidated financial statements included in this report.

We intend to vigorously prosecute these legal proceedings and does not believe the outcome of these proceedings will have a material adverse effect on the financial condition, results of operations or our liquidity.  However, it is too early at this time to determine the ultimate outcome of these matters.

Contractual obligations

For more information on our contractual obligations on operating leases, refer to Note 9 of the consolidated financial statements included in this report.  At June 30, 2007, our commitments under these obligations were as follows:

Year ending June 30,	Operating Leases

2008	$38,211
2009	39,415
2010	40,618
2011	20,761
$139,005

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.    FINANCIAL STATEMENTS

The consolidated financial statements and related financial information required to be filed with this report are indexed on page F-1 and are incorporated herein.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer  and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

In connection with their audit of our June 30, 2007, consolidated financial statements, our independent registered public accounting firm identified and reported to our board of directors a material weakness in our processes, procedures and controls related to the preparation, analysis and review of financial information.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified was related to a lack of accounting staff responsible for the authorization, processing, approval and reporting of transactions as well as the overall financial reporting process.  This material weakness has caused delays in our financial reporting process and threatened our ability to make timely filings under the Exchange Act without undue risk of error.  Our management agreed with these findings.

Subsequent to the discovery of the material weakness in internal control over financial reporting described above, we initiated and plan to undertake changes to our internal control over financial reporting to remediate the aforementioned deficiency and to strengthen our internal control processes, including the seeking of additional accounting staff and/or the consultation with outside resources as we deem appropriate.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended June 30, 2007.

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.         OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers and directors are as follows:

Name, Age and Year First Elected or Appointed	Principal Occupation and Business Experience

Paul H. Metzinger Age: 68 1998
Mr. Metzinger was our President and Chief Executive Officer from February 26, 1998 to May 6, 1998 and has served in that same capacity from December 1, 1998 to present.  In addition, Mr. Metzinger has been serving as acting Chief Financial Officer since February of 2007.  He has been a director since February 26, 1998.  He has served as a Manager and Vice President of BioAgra since August 15, 2005.  He served as the General Manager of NanoPierce Card from January 2000 to June 2003.  Prior to becoming a director, Mr. Metzinger practiced securities law in Denver, Colorado for over 32 years.  Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969.

Herbert J. Neuhaus Age: 46 1999
Dr. Neuhaus has been a director since January 1, 1999. Since January 1999, he has been our Executive Vice President of Marketing and Technology. He was the President and Chief Executive Officer of NanoPierce Connection from January 2002 to September 2003.  Dr. Neuhaus previously served as the Managing Director of Particle Interconnect Corporation from August 18, 1997 to November 1, 1997.  From August 1989 to August 1997, he was associated with the Electronic Material Venture Group in the New Business Development Department of Amoco Chemical Company, Naperville, Illinois. While associated with Amoco Chemical Company he held among other positions: Business Development Manager/Team Leader; Project Manager--High Density Interconnect; Product Manager MCM Products and as a research scientist.  Dr. Neuhaus received his Ph.D. degree in Physics from the Massachusetts Institute of Technology, Cambridge, Massachusetts in 1989 and his BS in Physics from Clemson University, Clemson, South Carolina in 1980.

Robert Shaw, Ph.D. Age: 68 2000
Dr. Shaw has been our director since October 31, 2000. Dr. Shaw currently is an Assistant Professor of Physics at Farleigh Dickinson University where he has served on the faculty since September 1988.  Dr. Shaw also performs professional research in his academic areas of specialty, and has held, among others, the positions of Research Chemist at the American Cyanamid Research Laboratories, Stamford; Senior Research Physicist at Exxon Research and Engineering Company; Manager of New Business Development at Exxon Enterprises, Exxon Corporation, New York, NY; and President of Robert Shaw Associates, Inc., Chatham, NJ.  Dr. Shaw received his Ph.D. in Solid State Physics form Cambridge University, Cambridge, England.  He was among the first to conduct academic research on electronic conduction mechanisms in amorphous semiconductors.  He received a B.S. in Inorganic Chemistry with a minor in Nuclear Physics from North Carolina State University, Raleigh, NC.

Name, Age and Year First Elected or Appointed	Principal Occupation and Business Experience

John Hoback Age: 68 2002
Mr. Hoback has been our director since April 2002. Mr. Hoback currently serves as the President of Z&H Enterprises Solutions, Ltd., which position he has held since 2000.  Among other positions, Mr. Hoback was the Director of Marketing and Sales of CTS from 1999 to 2000 and was the Venture Manager of Electronics with Amoco Chemical from 1988 to 1999.

There are no family relationships that exist between any director or executive officer.

Code of Ethics

We have a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer and those employees performing similar functions.  The Code of Ethics is available on our website (www.vytacorp.com).  We intend to disclose amendments to, or waivers from, provisions of the Code of Ethics by posting such information on its website. The contents of our website are not part of this Annual Report on Form 10-KSB.

Changes in Director Nomination

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Financial Expert

Since the Company is not required to have, and does not have an audit committee, all members of our board of directors perform the responsibilities of an audit committee, providing oversight of our accounting and financial reporting functions and internal controls.  Our board of directors has not designated a Financial Expert, as defined by the SEC, due to factors including but not limited to our operational status and the limited number of transactions, accounts and balances that we maintain.  Our board of directors has determined that it is not in our best interests at this time to incur the costs associated with identifying and designating a Financial Expert, as defined by the Sarbanes-Oxley Act of 2002.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation paid or earned during the fiscal year ended June 30, 2007 by our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who served in such capacities during the fiscal year ended June 30, 2007 (“Named Executive Officers”), in all capacities in which they served.

2007 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Paul Metzinger CEO, President, Acting CFO	2007	$105,000	—	—	$305,000	—	—	—	$410,000

Kristi J. Kampmann CFO(1)	2007	$50,800	—	—	—	—	—	—	$50,800
____________________
(1) Ms. Kampmann served as our Chief Financial Officer until February 28, 2007.

2007 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Exercisable	Unexercisable
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Been Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Paul Metzinger	50,000	—	—	$6.50	2/26/98-2/26/08	—	—	—	—
Paul Metzinger	25,000	—	—	6.50	2/27/98-2/27/08	—	—	—	—
Paul Metzinger	15,000	—	—	10.40	3/12/99-3/12/09	—	—	—	—
Paul Metzinger	1,000,000	—	—	0.32	3/17/07-3/17/17	—	—	—	—
Kristi J. Kampmann(1)	2,500	—	—	6.50	2/26/98-2/26/08	—	—	—	—
Kristi J. Kampmann(1)	2,500	—	—	10.40	3/12/99-3/12/09	—	—	—	—
Kristi J. Kampmann(1)	5,000	—	—	16.80	10/6/00-10/6/10	—	—	—	—
_________________________
(1) Ms. Kampmann served as our Chief Financial Officer until February 28, 2007.

2007 Grants of Plan-Based Awards

There were no grants of plan-based awards to any of the Named Executive Officers during the fiscal year ended June 30, 2007.

2007 Option Exercises and Stock Vested

There were no exercises of options or vesting of stock awards by any of the Named Executive Officers during the fiscal year ended June 30, 2007.

2007 Pension Benefits

We do not have a benefit pension plan.

2007 Non-Qualified Deferred Compensation

We do not have a nonqualified defined contribution or other nonqualified deferred compensation plans.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On March 15, 2004, we entered into an employment agreement with Paul H. Metzinger to serve as our President and Chief Executive Officer.  The employment agreement with Mr. Metzinger expires March 14, 2008.  Pursuant to his employment agreement, we agreed to pay Mr. Metzinger an annual salary of $150,000.  In March 2005, Mr. Metzinger took a salary cut to receive an annual salary of $105,000.

In connection with the employment agreements, generally, we or the employee may terminate the employment agreement at any time with or without cause.  In the event we terminate an employment agreement for cause or the employee terminates his or her employee agreement without cause, all of such employee’s rights to compensation would cease upon the date of such termination.  If we terminate an employment agreement without cause, then such employee terminates his or her employment agreement for cause, or in the event of a change in control, we are required to pay to such employee all compensation and other benefits that would have accrued and/or been payable to that employee during the full term of the employment agreement.

A change of control is considered to have occurred when, as a result of any type of corporate reorganization, execution of proxies, voting trusts or similar arrangements, a person or group of persons (other than incumbent officers, directors and our principal stockholders) acquires sufficient control to elect more than a majority of our board of directors, acquires 50% or more of our voting shares, or we adopt a plan of dissolution of liquidation.  The employment agreement also include a non-compete and nondisclosure provisions in which each employee agrees not to compete with or disclose confidential information regarding us and our business during the term of the employment agreement and for a period of one year thereafter.

On March 15, 2004, we entered into an employment agreement with Kristi Kampmann to serve as our Chief Financial Officer.  Ms. Kampmann resigned on February 28, 2007 and we have no further obligations under the agreement.  However, pursuant to the agreement, Ms. Kampmann agreed to a twelve month non-compete clause that prohibits working in certain industries, as well as requires confidentiality.

Stock Option Plans

We have two Stock Option Plans.  As of October 10, 2007, 311,127 options are outstanding under the 1998 Compensatory Stock Option Plan and 2,437,000 options are outstanding under the 2000 Compensatory Stock Option Plan, for a total of 2,748,127 options outstanding.  A total of 2,748,127 options are exercisable at October 10, 2007, under these plans. During the year ended June 30, 2007, we issued 2,350,000 options under the 2000 Compensatory Stock Option Plan to officers, directors and one employee.  We have reserved 375,000 shares of common stock for issuance under the 1998 Compensatory Stock Option Plan.  In January 2002, our board of directors passed a resolution closing the 1998 Compensatory Stock Option Plan for issuance of new options.  We have reserved 2,480,000 shares of common stock for issuance under the 2000 Compensatory Stock Option Plan. During the fiscal years ended June 30, 2006 and 2007, there was no action taken to reprice any options held by any officers, directors or employees.

Director Compensation

We hold quarterly meetings of the board of directors.  Although we do not have any standard arrangements pursuant to which our directors are compensated for any services provided as a director or for attendance at meetings of the board of directors, if our financial situation is adequate, we compensate directors $1,000 per meeting, plus reasonable travel expenses.  During the fiscal year ended June 30, 2007, our officers and directors were not compensated for attendance at board meetings.  On March 27, 2007, our officers and directors were issued 1,750,000 options under the 2000 Compensatory Stock Option Plan.  These options have a term of 10 years, an exercise price of $0.32 per share and are fully-vested.

Director Compensation in Fiscal 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Paul Metzinger	$—	—	$305,000	—	—	$105,000	$410,000

Herbert Neuhaus	—	—	77,500	—	—	—	77,500

Robert Shaw	—	—	77,500	—	—	—	77,500

John Hoback	—	—	77,500	—	—	—	77,500

Compensation Discussion and Analysis

General Philosophy and Objectives

In 2004, we began changing our principal business and investments from electronics technology to biotechnology.  Through our 50% interest in BioAgra, LLC, we and BioAgra hope to generate revenue through the production and sale of Agrastim® and Purestim™.  While BioAgra has recently signed its first agreement for the distribution of Agrastim®, BioAgra has generated no revenue and is currently incurring net losses in each quarter.  Due to our lack of revenue and continuing net losses, the board of directors has not established a general philosophy pertaining to the compensation of our executive officers.  However, should we begin to generate revenue in the future, the board will establish formal objectives and policies for the compensation of our executives that is tied to the generation of value for our stockholders.

Base Salaries

We believe that the base salary level of our executive officer is reasonably related to our current revenue levels. Base salaries are reviewed annually, and any increases in base salary take into account such factors as individual past performance, changes in responsibilities, changes in pay levels of companies deemed comparable by us, inflation and our overall financial position. The annual base salary for Mr. Metzinger was $150,000 as required by the terms of his employment agreement with us.  However, due to our net losses, Mr. Metzinger has voluntarily chosen to reduce his annual salary to $105,000 until such time as we begin generating revenues.

Annual Cash Bonuses

At this time, we do not pay annual cash bonuses to our Named Executive Officers.

Long-Term Incentive Compensation

At this time, we do not award equity compensation to our Named Executive Officers.

Participation of Named Executive Officers in Compensation Decisions Relating to Them

Compensation decisions for the Named Executive Officers are made by the board of directors.  To the extent that a Named Executive Officer is a member of the board, they recuse themselves from the discussions or and do not participate in compensation decisions that relate to them.

Tax Deductibility of Executive Compensation

Section 162(m) of the Code disallows a tax deduction for any publicly held corporation for individual compensation of more than $1.0 million in any taxable year to any named executive officers, other than compensation that is performance-based under a plan that is approved by the Stockholders and that meets certain other technical requirements.  Our policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate rewards for their performance.  In the appropriate circumstances, however, we are prepared to exceed the limit on deductibility under Section 162(m) to the extent necessary to ensure our executive officers are compensated in a manner consistent with our best interests and those of our Stockholders.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of October 10, 2007 on a fully diluted basis, by (a) each person known by us to own beneficially 5% or more of the outstanding shares of common stock, (b) our directors, Named Executive Officers, and (c) all our directors and executive officers as a group.

Name, Address & Nature of Beneficial Owner	Amount	Percent of Class(7)

Arizcan Properties, Ltd. 77 South Adams, Suite 906 Denver, CO 80209	15,260,770(1)	41%

The Paul H. Metzinger Trust Paul H. Metzinger President, CEO & CFO, Director 370 Seventeenth Street Suite 3640 Denver, CO 80202	1,186,585 (2)	3.18

The Cheri L. Metzinger Trust Cheri L. Metzinger Wife of Paul H. Metzinger 3236 Jellison Street Wheatridge, CO 80033	1,186,585 (3)	3.18

Dr. Herbert J. Neuhaus Director 770 Maroonglen Court Colorado Springs, CO 80906	317,500 (4)	0.86

Dr. Robert E. Shaw, Director 8 Nicklaus Court Florham Park, NJ 07932	270,000 (5)	0.73

John Hoback, Director 20 White Heron Lake East Stroudsburg, PA 18301	270,000 (6)	0.73

All Officers & Directors as a Group (4 persons)	2,044,085	5.51

Name, Address & Nature of Beneficial Owner	Amount	Percent of Class(7)

Former Executive Officer
Kristi J. Kampmann (8)	10,955	*
____________________

*Less than 0.01%.
(1) Arizcan Properties is wholly-owned by Triumphant Partners, LLC, a Colorado limited liability company, which is owned by Stan Richards.  Includes 9,253,000 common shares held directly and beneficially (and 6,000,000 which are issuable upon the exercise of a warrant at $0.50 per share) and 7,770 common shares that are held by Stan Richards.
(2) Includes 53,697 common shares held directly and beneficially; 47,888 common shares that Mr. Metzinger owns beneficially though his wife and options held by Mr. Metzinger consisting of options to purchase 10,000 shares exercisable at $10.40 per share, options to purchase 75,000 shares exercisable at $6.50 per share and options to purchase 1,000,000 shares exercisable at $0.32 per share.
(3) Cheri L. Metzinger is the wife of Mr. Paul H. Metzinger, our Chief Executive Officer, Chief Financial Officer and President.  This includes 47,888 shares held directly and beneficially and 53,697 common shares, 1,085,000 common shares subject to options owned beneficially by her husband.
(4) Based on options to purchase 25,000 shares exercisable at $42.50 per share, options to purchase 5,000 shares exercisable at $55.00 per share, options to purchase 12,500 shares exercisable at $10.40 per share, options to purchase 25,000 shares exercisable at $4.00 per share and options to purchase 250,000 shares exercisable at $0.32 per share.
(5) Based on options to purchase 12,500 shares exercisable at $19.40 per share, options to purchase 2,500 shares exercisable at $13.40 per share, options to purchase 5,000 shares exercisable at $40.00 per share and options to purchase 250,000 shares exercisable at $0.32 per share.
(6) Based on options to purchase 15,000 shares exercisable at $14.00 per share, options to purchase 5,000 shares exercisable at $14.00 per share and options to purchase 250,000 shares exercisable at $0.32 per share.
(7)  Shares of our common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 10, 2007, are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding those securities, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentage of beneficial ownership is based on 37,109,845 shares of our common stock outstanding as of the close of business on October 10, 2007.
(8)  Ms. Kampmann served as our Chief Financial Officer until February 28, 2007.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2007 regarding compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance.  No class of our securities other than our common stock or options to purchase our common stock is authorized for issuance under any of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders(1)	2,748,127	$3.00	226,173
Total	2,748,127	$3.00	226,173
____________________
(1) The material features of the plans not approved by the security holders are described herein under “ITEM 10—EXECUTIVE COMPENSATION—Stock Option Plans.”

Change in Control

As of October 10, 2007, Arizcan Properties, Ltd. is our controlling shareholder. Arizcan Properties Ltd. may cause us to have a change of control if they sell enough of our common stock. We are not aware of any present intention of Arizcan Properties, Ltd. to cause us to have a change of control and we are not aware of any other arrangements that may result in a change of control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

On March 2, 2007, in a private placement transaction, we issued to Arizcan Properties a total of 500,000 shares of our newly-designated series A nonconvertible preferred stock for a total purchase price of $500,000, in cash.  In addition to the purchase of the series A nonconvertible preferred stock, Arizcan Properties purchased for a purchase price of $251,900 a warrant exercisable for 6,000,000 shares of common stock.  This warrant has an exercise price of $0.50 per share and provides for cashless exercise.  As a result, Arizcan Properties acquired approximately 51% of our voting power, and, on a fully diluted basis, Arizcan Properties would have approximately 89% of our voting power if they exercise the warrant.

During the year ended June 30, 2006, Arizcan Properties purchased 8,373,000 shares of restricted common stock for cash of $1,255,950, a price of $0.15, a discount from the closing market price of the stock on the date of purchase.

Mr. Metzinger, an officer and director, during the year ended June 30, 2007, advanced us a total of $25,203.  We have repaid $18,327 of the funds at October 10, 2007.

During the year ended June 30, 2007, we issued options to purchase 2,350,000 shares of common stock to our officer and directors.  The options are fully vested, have a term of 10 years and an exercise price of $0.41 per share.  The options were determined to have a value of $743,750 using the Black-Scholes Model of valuation and certain assumptions considered appropriate by management.

Related Party Transaction Policy

The board of directors recognizes that related party transactions can present conflicts of interest and questions as to whether the transactions are in our best interests.  Accordingly, effective in September 2007, the board of directors adopted a written policy formalizing the policy for the review, approval and ratification of transactions with related persons. For the purposes of this policy, a “related party transaction” is a transaction or relationship involving a director, executive officer or 5% stockholder or their immediate family members that is reportable under the SEC’s rules regarding such transactions.

Under our policy, a related party transaction should be approved or ratified based upon a determination that the transaction is in, or not opposed to, our best interests and on terms no less favorable to us than those available with other parties. The policy provides for the board of directors to review and approve all related party transactions, other than transactions involving amounts less than $100,000 in aggregate. Pursuant to the policy, management shall recommend any related party transaction, including the proposed aggregate value of the transaction, if applicable. After review, the board of directors shall approve or disapprove of such transaction.

Director Independence

We have voluntarily adopted the NASDAQ Marketplace Rules for determining whether a director is independent and our board of directors has determined that three of our four directors, Messrs. Neuhaus, Shaw and Hoback, are “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Manual.  Mr. Metzinger is not independent under those standards.

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

3.01
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on January 31, 2006 (Incorporated by reference to the company’s Current Report on Form 8-K, dated January 31, 2006)

3.02	Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock (Incorporated by reference to the company’s Current Report on Form 8-K, dated January 17, 2006)

3.03	Certificate of Designation of Series A Nonconvertible Preferred Stock (Incorporated by reference to the company’s Current Report on Form 8-K, dated March 6, 2007)

3.04	Amended and Restated By-laws of the company (Incorporated by reference to Amendment No. 1 to the company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003)

4.01	Form of Common Stock Certificate (Incorporated by reference to the company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998)

10.01*	1998 Compensatory Stock Option Plan dated February 26, 1998 (Incorporated by reference to the company’s Registration Statement on Form S-8, dated November 21, 2000)

10.02*	2000 Compensatory Stock Option Plan dated October 31, 2000 (Incorporated by reference to the company’s Registration Statement on Form S-8, dated November 21, 2000)

10.03*
Employment Agreement, dated March 15, 2004, between Paul H. Metzinger and the company (Incorporated by reference to the company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004)

Exhibit No.	Description

10.04
Operating Agreement, dated August 15, 2005, between the company and Xact Resources International (now Justin Holdings, Inc. as a result of the assignment by Xact Resources in February 2006), Inc. for BioAgra, LLC (Incorporated by reference to the company’s Current Report on Form 8-K, dated August 12, 2005)

10.05
Investment Agreement, dated December 11, 2003, by and between TagStar Systems, GmbH, NanoPierce Technologies, Inc. and ExypnoTech, GmbH (Incorporated by reference to the company’s Current Report on Form 8-K, dated December 11, 2003)

10.06
Asset Purchase Agreement, dated December 11, 2003, by and between Prof. Dr. Gerd Lederer, NanoPierce Card Technologies, GmbH and TagStar Systems, GmbH (Incorporated by reference to the company’s Current Report on Form 8-K, dated December 11, 2003)

10.07*	Consulting Agreement, effective as of June 1, 2006, between the company and Edwin Buckham (Incorporated by reference to the company’s Registration Statement on Form S-8, dated August 23, 2006)

10.08*	Consulting Agreement, effective as of June 1, 2006, between the company and Terry Allen (Incorporated by reference to the company’s Registration Statement on Form S-8, dated August 23, 2006)

10.09
Technology License Agreement dated April 18, 2005 by and between Progressive Bioactives, Inc. and BioAgra LLC (Incorporated by reference to the company’s Registration Statement on Form SB-2, dated March 29, 2006)

10.10
Termination and Mutual General Release Agreement dated July 11, 2007 by and between Progressive Bioactives, Inc. and BioAgra LLC (Incorporated by reference to the company’s Current Report on Form 8-K, dated July 11, 2007)

10.11	Agreement, dated April 1, 2007 by and between AHD International, Inc. and BioAgra LLC (Incorporated by reference to the company’s Current Report on Form 8-K, dated April 18, 2007)

21#	Subsidiaries of the company

23#	Consent of independent registered public accounting firm, GHP Horwath, P.C.

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
*Indicates a management contract or compensatory plan or arrangement.
# Filed herewith.

ITEM 14.   PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

The aggregate fees billed and expected to be billed by GHP Horwath, P.C., our independent registered public accounting firm, for professional services in the fiscal years ended June 30, 2007 and 2006 are as follows:

Services Rendered	2007	2006

Audit Fees	$89,593	$84,350
Audit Related Fees	0	0
All Other Fees	0	0

The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the fiscal year ended June 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYTA CORP

Date: October 15, 2007	By:	/s/ Paul H. Metzinger
Paul H. Metzinger, Chief Executive Officer, President and acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2007	By:	/s/ Paul H. Metzinger
Paul H. Metzinger, Director, Chief Executive Officer, President and acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: October 15, 2007	By:	/s/ Herbert J. Neuhaus
Herbert J. Neuhaus, Director

Date: October 15, 2007	By:	/s/ Robert Shaw
Robert Shaw, Director

Date: October 13, 2007	By:	/s/ John Hoback
John Hoback, Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

Neither an annual report covering our fiscal year ended June 30, 2007, nor any proxy material, has been sent to our security holders.

VYTA CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheet – June 30, 2007	F-2

Consolidated Statements of Operations –
Years ended June 30, 2007 and 2006	F-3

Consolidated Statements of Comprehensive Loss –
Years ended June 30, 2007 and 2006	F-4

Consolidated Statements of Changes in Shareholders’ Equity –
Years ended June 30, 2007 and 2006	F-5

Consolidated Statements of Cash Flows –
Years ended June 30, 2007 and 2006	F-8

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vyta Corp
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Vyta Corp and subsidiaries (the "Company") as of June 30, 2007, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyta Corp and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss applicable to common shareholders of approximately $4,474,000, substantially all derived from its equity in development stage net losses of its principal investee, a 50% joint venture, whose ability to continue as a going concern is in substantial doubt, and significant cash outflows from operations for the year ended June 30, 2007, and an accumulated deficit of approximately $30,498,000 as of June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters, which do not include any direct revenue-producing activities in the foreseeable future, are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 8 to the consolidated financial statements, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/  GHP HORWATH, P.C.

Denver, Colorado
October 12, 2007

VYTA CORP AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2007

Assets

Current assets:
Cash and cash equivalents	$354,702
Prepaid expenses	1,840
Total current assets	356,542

Property and equipment:
Office equipment and furniture	67,107
Less accumulated depreciation	(61,670)
5,437

Other assets:
Investment in unconsolidated investee (Note 5)	205,196
Note and advances receivable, net, unconsolidated investee (Note 4)	340,344
Deposits and other	19,562
565,102

Total assets	$927,081

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$76,797
Advances payable, officer (Note 6)	24,612
Accrued expenses	7,063
Total liabilities (all current)	108,472

Commitments and contingencies (Notes 3, 6, 7 and 9)

Shareholders’ equity (Note 8):
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; Series A, 8%; deemed par value $1.00 per share; 500,000 shares issued and outstanding; liquidation preference of $513,150	513,150
Common stock; $0.0001 par value; 200,000,000 shares authorized; 31,349,845 shares issued and outstanding	3,135
Additional paid-in capital	30,678,462
Accumulated other comprehensive income	121,543
Accumulated deficit	(30,497,681)
Total shareholders’ equity	818,609

Total liabilities and shareholders’ equity	$927,081

See notes to consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended June 30, 2007 and 2006

	2007	2006

General and administrative expense	$(1,835,973)	$(893,061)

Loss from operations	(1,835,973)	(893,061)

Other income (expense):
Interest income	22	72,307
Extinguishment of liabilities (Note 6)	-	120,788
Equity losses of unconsolidated investees (Note 5)	(1,426,590)	(1,398,202)
Provision for loss on note receivable, unconsolidated investees (Note 4)	(1,198,000)	-
Loss on revaluation of derivative warrant liability (Note 7)	-	(74,295)
Interest expense	-	(235,139)
Interest expense, related party	-	(219)
	(2,624,568)	(1,514,760)

Net loss	(4,460,541)	(2,407,821)

Accumulated dividends on preferred stock (Note 8)	(13,150)	-

Beneficial conversion feature (Note 8)	-	(1,500,000)

Net loss applicable to common shareholders	$(4,473,691)	$(3,907,821)

Net loss per common share, basic and diluted (Note 1)	$(0.19)	(0.30)

Weighted average number of common shares outstanding (Note 1)	23,884,955	12,984,849

See notes to consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years Ended June 30, 2007 and 2006

	2007	2006

Net loss	$(4,460,541)	$(2,407,821)

Change in unrealized gain on securities	(619)	59

Change in foreign currency translation adjustments	(8,197)	7,457

Comprehensive loss	$(4,469,357)	$(2,400,305)

See notes to consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended June 30, 2007 and 2006
(Note 1)

					Additional	Accumulated other		Total
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity

Balances, July 1, 2005	-	$-	4,663,045	$466	$24,059,377	$122,843	$(23,629,319)	$553,367

Common stock issued upon exercise of warrants, net of offering costs (Note 8)	-	-	1,535,000	154	734,846	-	-	735,000

Forgiveness of offering cost liability (Note 8)	-	-	-	-	800,000	-	-	800,000

Common stock issued with notes payable (Notes 6 and 8)	-	-	455,000	45	117,841	-	-	117,886

Common stock and warrants issued for cash (Notes 7 and 8)	-	-	790,467	79	453,067	-	-	453,146

Common stock issued as payment of accrued commissions (Note 8)	-	-	50,000	5	89,995	-	-	90,000

Series A preferred stock issued for cash (Note 8)	200,000	1,500,000	-	-	-	-	-	1,500,000

Common stock issued upon conversion of Series A preferred stock (Note 8)	(200,000)	(1,500,000)	15,000,000	1,500	1,498,500	-	-	-

Common stock originally issued for services, returned for non- performance (Note 8)	-	-	(50,000)	(5)	(89,995)	-	-	(90,000)

(Continued)

VYTA CORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended June 30, 2007 and 2006
(Note 1)
(Continued)

					Additional	Accumulated other		Total
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity

Common stock and warrants issued for services (Notes 1 and 8)	-	$-	200,000	$20	$464,980	$-	$-	$465,000

Reclassification of derivative warrant liability to equity (Note 7)	-	-	-	-	253,522	-	-	253,522

Capitol contribution of accrued payroll owed to and forgiven by officer /shareholder (Note 8)	-		-	-	8,750	-	-	8,750

Net loss	-	-	-	-	-	-	(2,407,821)	(2,407,821)

Other comprehensive loss
Change in unrealized gain on securities	-	-	-	-	-	59	-	59
Change in foreign currency translation adjustments	-	-	-	-	-	7,457	-	7,457
Balances,
June 30, 2006	-	-	22,643,512	$2,264	$28,390,883	$130,359	$(26,037,140)	$2,486,366

VYTA CORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended June 30, 2007 and 2006
(Note 1)
(Continued)

					Additional	Accumulated other		Total
	Preferred stock		Common stock		paid in	comprehensive	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity

Balances, July 1, 2006	-	$-	22,643,512	$2,264	$28,390,883	$130,359	$(26,037,140)	$2,486,366

Series A preferred stock issued for cash, of which $100,000 was recieved in advance as of June 30, 2006 (Note 8)	500,000	500,000	-	-	-	-	-	500,000

Warrant issued for cash (Note 8)	-	-	-	-	251,900	-	-	251,900

Common stock issued for cash (Note 8)	-	-	8,373,000	838	1,255,112	-	-	1,255,950

Common stock issued in settlement of note payable, stockholder (Note 6)	-	-	333,333	33	49,967	-	-	50,000

Options issued for compensation (Note 8)	-	-	-	-	743,750	-	-	743,750

Accumulated dividends on Series A preferred stock (Note 8)	-	13,150	-	-	(13,150)	-	-	-

Net loss	-	-	-	-	-	-	(4,460,541)	(4,460,541)
Other comprehensive loss:
Change in unrealized gain on securities	-	-	-	-	-	(619)	-	(619)

Change in foreign currency translation adjustments	-	-	-	-	-	(8,197)	-	(8,197)

Balances,
June 30, 2007	500,000	$513,150	31,349,845	$3,135	$30,678,462	$121,543	$(30,497,681)	$818,609

See notes to consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(4,460,541)	$(2,407,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	436,197	28,803
Depreciation expense	5,387	5,768
Provision for loss on note receivable, unconsolidated investee	1,198,000	-
Equity in net losses of unconsolidated investees	1,426,590	1,398,202
Options issued for compensation	743,750	-
Gain on extinguishment of liabilities	-	(120,788)
Amortization of discounts on notes payable	-	213,860
Loss on revaluation of derivative warrant liability	-	74,295
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	14,742	(52,777)
Increase (decrease) in accounts payable and accrued expenses	23,151	(17,848)
Total adjustments	3,847,817	1,529,515

Net cash used in operating activities	(612,724)	(878,306)

Cash flows from investing activities:
Purchase of equipment	-	(750)
Advances to unconsolidated investee	(1,182,784)	(1,686,570)
Payment on note receivable	-	275,442
Investment in joint venture	-	(500,000)
Net cash used in investing activities	(1,182,784)	(1,911,878)

Cash flows from financing activities:
Common stock and warrants issued for cash	1,255,950	2,167,372
Proceeds applied to preferred stock and warrant purchase	651,900	1,500,000
Proceeds from subscribed preferred stock	-	100,000
Payment of notes payable	-	(960,663)
Proceeds from issuance of notes payable and common stock	50,000	150,000
Net cash provided by financing activities	1,957,850	2,956,709

Net increase in cash and cash equivalents	162,342	166,525

Cash and cash equivalents, beginning	192,360	25,835

Cash and cash equivalents, ending	$354,702	$192,360

(Continued)

VYTA CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended June 30, 2007 and 2006
(Continued)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$23,569
Supplemental disclosure of non-cash investing and financing activities:
Subscription payable converted to preferred stock	$100,000	$-
Conversion of Series A Preferred Stock to common stock	$-	$1,500,000
Beneficial conversion feature	$-	$1,500,000
Issuance of common stock for payment of note payable	$50,000	$117,886
Issuance of common stock in exchange for accrued commissions	$-	$90,000
Issuance of common stock in exchange for deferred consulting costs	$-	$465,000
Notes receivable applied to investment in unconsolidated investee	$-	$405,000
Investment in unconsolidated investee acquired in exchange for note payable	$-	$595,000
Liability recorded for offering costs of common stock issuance	$-	$800,000
Forgiveness of offering costs owed in connection with common stock issuance	$-	$(800,000)
Forgiveness of accrued payroll owed to officer/shareholder	$-	$8,750
Capitalization of derivative warrant liability as equity	$-	$253,522

See notes to consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

1.     BASIS OF PRESENTATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation, and its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), which was incorporated in November 2001 and ExypnoTech, LLC (ET LLC), a Colorado limited liability company, which was formed in June 2004 (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 19, 2006, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to effect a one-for-twenty reverse stock split effective January 31, 2006. All references to shares, options, and warrants in the year ended June 30, 2006 and in prior periods, have been retroactively adjusted to reflect the reverse split amounts.

As a result of the reverse split, the Company’s authorized capital was reduced from 200,000,000 shares to 10,000,000 shares. As part of the reverse split, the Company amended and restated its Articles of Incorporation to increase the authorized capital of the Company to 200,000,000 shares.

BUSINESS:

NCOS and ET LLC had no revenues or operations in 2007 and 2006. The Company has two unconsolidated investees which are accounted for using the equity method of accounting, ExypnoTech, GmbH (EPT), and BioAgra, LLC (BioAgra), which operate in two segments, the RFID industry and the animal feed industry, respectively. EPT’s activities primarily consist of manufacturing inlay components used in, among other things, Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. BioAgra (a development stage enterprise) manufactures and plans to sell a beta glucan product, Agrastim®, to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Fair Value of Financial Instruments:

The fair values of the Company’s cash and cash equivalents and accounts payable approximate their carrying amounts due to the short maturities of these instruments. The fair values of the note and advances receivable from the unconsolidated equity investee and advances payable to an officer of the Company are not subject to reasonable estimation, based upon the related party nature of the underlying transactions.

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Deferred Consulting Costs:

In June 2006, the Company entered into a one-year consulting services agreement with two unrelated parties, in which the parties agreed to provide lobbying and public relations services. Compensation consisted of 200,000 shares of the Company’s common stock with a market value of approximately $182,000 (based on a closing market price of $0.91 per share at the date the transaction was entered into) and a warrant to purchase 500,000 shares of the Company’s common stock, with an exercise price of $0.91 per share and a term of 3 years. The warrant was valued at $283,000 using the Black-Scholes pricing model. The deferred cost was amortized on a straight-line basis as earned over the one-year period from the date of the agreement. During the year ended June 30, 2007, the value of the shares and warrant was amortized in full, and the Company recognized an expense of $436,197. During the year ended June 30, 2006, $28,803 was expensed.

Available for Sale Securities:

Available for sale securities consist of 1,180 shares of common stock of Intercell International Corporation (Intercell). These securities are carried at estimated fair value ($291 at June 30, 2007) based upon quoted market prices, and are included in other long-term assets in the Company’s June 30, 2007 consolidated balance sheet. During the years ended June 30, 2007 and 2006, the Company did not sell any available for sale securities.

Equity Method Investments:

Investee entities in which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

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

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

Accounting For Obligations and Instruments Potentially Settled in the Company’s Common Stock:

The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock. Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Legal Defense Costs:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Stock-Based Compensation:

Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 – revised 2004 (SFAS 123R), Share-Based Payment, which replaced SFAS No. 123 (SFAS 123), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested at the date of adoption.

Foreign Currency Translation:

The financial statements of the Company’s foreign equity investment (EPT) are measured using the local currency (the Euro) as the functional currency. Assets and liabilities of EPT are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders’ equity.

Loss Per Share:

Basic loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (14,859,844 shares at June 30, 2007 and 6,519,469 shares at June 30, 2006) would be to decrease loss per share (anti-dilutive). Therefore, diluted loss per share is equivalent to basic loss per share.

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

Recently Issued Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending June 30, 2008. The adoption of SFAS No. 155 is not expected to have an impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for the Company on July 1, 2007, but is not expected to have a material impact on the Company’s consolidated financial statements, with the possible exception of certain disclosures relative to the Company’s net operating loss carry forwards and the related valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 may have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The possible adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 was effective for the Company’s current 2007 fiscal year end. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLANS:

The Company’s financial statements for the year ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $4,460,541 (net loss applicable to common shareholders of $4,473,691) for the year ended June 30, 2007, and an accumulated deficit of $30,497,681 as of June 30, 2007. Cash flows used in operations for 2007 substantially exceeded its working capital remaining at year end, and the Company had no revenues from its activities during the year ended June 30, 2007.

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2008 fiscal year, the Company intends to continue its efforts to assist BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

3.  INTERNATIONAL OPERATIONS:

Since the Company’s foreign equity investment’s (EPT) operations (Note 5) are located in Germany, its transactions are conducted in currencies other than the U.S. dollar (the currency into which EPT’s historical financial statements have been translated) primarily the Euro. As a result, the Company is exposed to adverse movements in foreign currency exchange rates.

In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences that could have a material adverse effect on the Company’s financial condition or results of operations in the future.

4.   NOTES AND ADVANCES RECEIVABLE – UNCONSOLIDATED INVESTEE:

During the year ended June 30, 2006, the Company loaned $1,686,570 to BioAgra through a series of secured, 7.5% promissory notes, which were due from June 30 through October 31, 2006. On June 26, 2006, the Company agreed to combine all of the promissory notes and accrued interest of $40,257 into a $1,726,827 secured, 7.5% promissory note with payments to be made monthly beginning October 31, 2006, through October 31, 2007. The funds were loaned to BioAgra to facilitate completion of its first production line and to support its development stage activities. The promissory note is collateralized by all BioAgra assets. Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. During the year ended June 30, 2007, the note was reduced by $1,371,269, which represents the excess of the BioAgra losses recognized by the Company over the adjusted equity method basis of the Company’s investment in BioAgra (Note 5).

During the year ended June 30, 2007, the Company advanced an additional $1,182,784 to BioAgra at 7.5% interest. The Company has classified the note and advances receivable as non-current assets and is not accruing interest on these receivables, as they are currently in default and non-performing. During the quarter ended September 30, 2007, the Company advanced an additional $284,135 to BioAgra.

During the fourth quarter of the year ended June 30, 2007, the Company made a decision to provide for a loss on the value of the note receivable. This decision was based on factors including the Company’s evaluation of past and current operating results, failure of BioAgra to make scheduled payments and the Company’s continuing support of the development stage activities of BioAgra. The Company also considered the estimated fair value of BioAgra’s assets and liabilities in making the decision. As a result of this decision, the Company recorded provision for loss of $1,198,000 in the fourth quarter ended June 30, 2007.

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

5.  INVESTMENTS IN UNCONSOLIDATED INVESTEES:

EPT:

At June 30, 2007, the Company’s investment in EPT is $205,196. During the years ended June 30, 2007 and 2006 the Company's proportionate income was approximately $43,800 and $1,900, respectively. Financial information of EPT as of June 30, 2007, and for the years ended June 30, 2007 and 2006 is as follows:

June 30, 2007
Assets:
Current assets (1)	$300,888
Equipment	3,587
$304,475

Liabilities and members’ equity:
Current liabilities	$11,267
Members’ equity	293,208
$304,475

____________________
(1)  Current assets include receivables in the amount of $280,674 due from the 51% owner of EPT.

	Year ended	Year ended
	June 30, 2007	June 30, 2006

Revenues (1)	$3,714,845	$2,492,828
Expenses (2)	(3,625,463)	(2,489,249)
Net income	$89,382	$3,579

____________________
(1)  Revenues include $1,842,199 and $2,492,751 of sales to the 51% owner of EPT for the years ended June 30, 2007 and 2006, respectively.
(2)  Expenses include $229,754 and $97,155 of charges paid to the 51% owner of EPT for the years ended June 30, 2007 and 2006, respectively.

BIOAGRA

On August 15, 2005, the Company entered into a joint venture with Xact Resources International, Inc., a privately held company. The Company purchased a 50% equity interest in the joint venture, BioAgra, for $1,500,000. BioAgra manufactures and plans to sell a beta glucan product, YBG-2000 also known as Agrastim®, which can be used as a replacement for hormone growth steroids and antibiotics in animal feed products such as poultry feed. As of June 30, 2007, BioAgra (a development stage company) has completed construction of a production line; however BioAgra has not yet recognized any significant revenues from product sales.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra’s other joint venture investor. As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company. BioAgra losses during the year ended June 30, 2006, recorded by the Company as equity losses and a reduction to the BioAgra equity investment were $1,392,684. At June 30, 2006, the investment balance of BioAgra was $107,316. During the quarter ended September 30, 2006, BioAgra losses were applied to the equity investment and reduced the balance to $0. Since September 30, 2006 and through June 30, 2007, the carrying value of the Company’s investment in BioAgra was $0. BioAgra losses for the year ended June 30, 2007 in excess of the carrying value of the Company’s investment in BioAgra ($1,371,269) were applied to reduce the value of the note receivable due from BioAgra.

Financial information of BioAgra as of June 30, 2007, for the year ended June 30, 2007 and for the period from August 15, 2005 through June 30, 2006, is as follows:

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

June 30, 2007
Assets:
Current assets	$223,135
Land, building and equipment, net (2)	2,680,799
$2,903,934

Liabilities and members’ deficiency:
Current liabilities (1)	$3,317,256
Obligation under capital lease (2)	957,942
Total liabilities	4,275,198

Members’ deficiency	(1,371,264)
$2,903,934

___________________
(1)  Includes $2,909,611 owed to the Company.
(2)  BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

		August 15, 2005
	Year ended June 30, 2007	through June 30, 2006

Revenues	$68,754	$5,340
Expenses	(1,547,339)	(1,398,024)
Net loss	$(1,478,585)	$(1,392,684)

6.   NOTES AND ADVANCES PAYABLE:

SHAREHOLDER:

In March 2007, a non-related party shareholder of the Company loaned $50,000 to the Company for an unsecured, 8% note payable due in March 2008. In June 2007, the shareholder agreed to accept 333,333 shares of the Company’s common stock as payment on the note (Note 8).

RELATED PARTY:

At June 30, 2007, the Company owes its President $24,612 for amounts advanced to the Company or for reimbursements.  This amount is unsecured, non-interest bearing and due on demand.

OTHER PARTIES:

Prior to July 1, 2005, an unrelated third party loaned $150,000 to the Company in exchange for an unsecured promissory note due in September 2005 with interest at 15% per quarter and 100,000 shares of the Company’s restricted common stock (50,000 shares were issued in June 2005 and the remaining 50,000 shares were issued in July 2005). At the date of issuance, the common stock had a market value of $180,000 (based on the closing market price of $1.80 per share on the date of the transaction). The relative fair value of the common stock, ($81,718) was accounted for as a discount applied against the face amount of the note. The effective interest rate on this note was 54%. As of July 1, 2005, $7,272 of the discount had been amortized to interest expense. In September 2005, the Company paid the $150,000, plus accrued interest of $22,500. Through that date, the remaining discount of $74,446 was fully amortized to interest expense.

Prior to and during the year ended June 30, 2006, various third parties loaned the Company $175,000 in exchange for unsecured 8% promissory notes due in December of 2005 and 405,000 shares of the Company’s restricted common stock. The common stock had a market value of $724,000 (based on closing market prices which ranged from $1.60 to $2.00 per share at the date of each transaction). The relative fair value of the common stock ($139,314) was accounted for as a discount against the face amount of the notes. The discount was amortized over the terms of the promissory notes as additional interest expense. The effective interest rate on these notes was 85%. In August 2005, the Company paid the $175,000, plus accrued interest of $850. Through that date, the discount of $139,314 was fully amortized to interest expense.

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

During the year ended June 30, 2006, four vendors agreed to forgive payment on $120,788 of liabilities owed, and as a result, the Company recognized a gain of $120,788 on the extinguishment of liabilities.

7.  DERIVATIVE WARRANT LIABILITY:

During the year ended June 30, 2006, the Company sold 746,717 shares of its restricted common stock for $597,372. In connection with the sale of the restricted common shares, the Company issued five-year warrants exercisable into 746,717 shares of the Company’s common stock. The common stock had a total market value of $1,058,153 (based on the closing market prices which ranged from $1.00 to $1.60 per share at the date of each transaction). The warrants had an aggregate estimated fair value of $462,965 (using the Black-Scholes pricing model utilizing an expected volatility of 83%, a risk-free investment rate of 3.8% and a dividend yield of 0%).

The relative fair value of the warrants ($179,227) was accounted for as a liability in accordance with EITF 00-19, as the Company’s authorized and unissued shares available to settle the warrants (after considering all other commitments that could have required the issuance of stock during the maximum period the warrant could remain outstanding) were determined to be insufficient.

Through January 2006, the Company’s authorized and unissued common shares were insufficient to settle these warrant contracts. As a result, the value of these warrants was classified as a liability. As a result of the one-for-twenty reverse stock split in February 2006 and the increase in authorized shares, there are now sufficient authorized and unissued common shares to settle these contracts. Accordingly, the fair value of the warrants at the effective date of the stock split ($253,522) was reclassified to additional paid-in capital. During the year ended June 30, 2006, the Company recorded a loss of $74,295 on these contracts. The appropriateness of the classification of these contracts is reassessed at each balance sheet date.

8. SHAREHOLDERS’ EQUITY:

PREFERRED STOCK:

In February 2007, the Company sold 500,000 shares of Series A, cumulative, non-convertible preferred stock (the "Series A") for $500,000 cash to Arizcan Properties, Ltd. (Arizcan), the majority shareholder of the Company. Arizcan had previously advanced (as of June 30, 2006) $100,000 to the Company, under a subscription agreement, prior to the issuance of the shares. The Series A shares provide that when voting as a single class, the shares have the votes and the voting power that at all times is 1% greater than the combined votes and voting power of all other classes of securities entitled to vote on any matter. As a result of the issuance, Arizcan acquired approximately 51% of the voting power of the Company. The Company has a right, solely at its discretion, to redeem the shares in 2017 at 130% of then deemed par value.

The holder of the Series A is entitled to a dividend equal to 8% per annum of the deemed par value ($1.00 per share). Accumulated dividends for the period from Series A issuance (February 2007) through June 30, 2007, were $13,150, which have been recorded as an inverse in the net loss per common shareholder. Also, the holder is entitled to a liquidation preference of the then deemed par value for each outstanding share and any accrued but unpaid dividends upon the liquidation of the Company.

COMMON STOCK:

Fiscal 2007 Transactions:

Between March and June 2007, the Company issued an aggregate of 8,373,000 shares of its restricted common stock for cash proceeds of $1,255,950. The shares were sold for $0.15 per share (based upon an approximate 38% discount from the closing market price, ranging from $0.37-$0.46 per share on the dates of the transactions).

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

In June 2007, the Company issued 333,000 shares of its restricted common stock to a non-related party shareholder as payment on a $50,000 promissory note. The shares were issued for $0.15 per share, based on the cash proceeds per share in the transactions noted above.

Fiscal 2006 Transactions:

In connection with the issuance of $175,000 in promissory notes in June 2005, the Company agreed to issue 175,000 shares of its restricted common stock, valued at $103,146, of which 50,000 shares were issued in June 2005, and 125,000 shares were issued in July 2005.   Also in July and August 2005, in connection with the issuance of promissory notes totaling $150,000, the Company issued 450,000 shares of its restricted common stock, valued at $117,886.

In August 2005, warrants to purchase 1,535,000 shares of common stock were exercised for cash of $1,535,000 in exchange for 1,535,000 shares of common stock. The exercise price of these warrants was lowered from $2.00 and $3.00 per share to $1.00 per share in connection with the exercise. The Company had recorded an $800,000 payable to Arizcan, which represents the costs incurred in connection with this offering of equity securities. In March 2006, Arizcan terminated the agreement and forgave the payment of this liability. As a result, in March 2006, the Company accounted for the forgiveness of the liability as a contribution to equity.

In September 2005, the Company executed a subscription agreement with Arizcan to sell shares of the Company’s preferred stock. In January 2006, Arizcan purchased 200,000 shares of the Company’s Series A Convertible Preferred Stock (“Convertible Preferred Stock”) for $400,000 cash and an unsecured promissory note for $1,100,000. The promissory note had an interest rate of 8% per annum and was due in January 2007. In February 2006, Arizcan converted the 200,000 shares of convertible preferred stock into 15,000,000 shares of the Company’s restricted common stock. Upon the conversion, Arizcan held approximately 67% of the issued and outstanding common stock of the Company. In May 2006, Arizcan then paid the Company cash of $1,100,000 plus interest to repay the note in full. The conversion feature was deemed beneficial and accordingly resulted in a beneficial conversion feature valued at $1,500,000. The intrinsic value assigned to the beneficial conversion feature was limited to the total amount of the proceeds received. As a result of the beneficial conversion feature, net loss applicable to common shareholders was increased by $1,500,000 during the year ended June 30, 2006.

In October 2005, the Company issued 50,000 shares of its restricted common stock, valued at $90,000, in satisfaction of a $90,000 liability previously incurred in connection with the Company’s financing efforts.

Between October 2005 and January 2006, the Company issued 790,467 shares of its restricted common stock and warrants to purchase 746,717 shares of its restricted common stock for $632,372 in cash. The warrants have an exercise price of $1.00 per share and a term of three years. The shares of common stock were sold for $0.80 per share (based on a 50% discount from the closing market price, $1.60 per share, on the date of each transaction).

In May 2006, 50,000 shares of the Company’s restricted stock, that had been issued in June 2005 to an unrelated party for services were returned to the Company and were cancelled.

In June 2006, in connection with two, twelve-month consulting agreements, the Company issued 200,000 shares of its restricted common stock to unrelated third parties. The market value of the shares was $182,000 (based on a closing market price of $0.91 per share at the date of the transaction). In addition, the Company issued a warrant exercisable for 500,000 shares of the Company’s common stock with an exercise price of $0.91 per share and a term of 3 years. The warrant was deemed to have a value of $283,000 using the Black-Scholes option pricing model (utilizing an contractual term of 3 years, an expected volatility of 97%, a risk-free interest rate of 3.93%, and a dividend yield of 0%).

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

STOCK OPTIONS:

Stock Options:

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 2,863,000 shares of common stock. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and with vesting rates as determined by the Board of Directors. The maximum contractual term of stock options under the plans is 10 years. All options outstanding at July 1, 2006 and June 30, 2007 are fully-vested and exercisable.

During the year ended June 30, 2007, the Company granted 2,350,000 stock options to an officer, directors and an employee at exercise prices ranging from $0.32 to $0.41 per share. The fair value of stock options at the date of grant was $743,750 based on the Black-Scholes option pricing model and was recorded as compensation expense. The weighted average grant date fair value of the stock options granted was $0.32 per option. The Company used the following assumptions to determine the fair value of stock option grants during the year ended June 30, 2007:

Expected term	5 years
Expected volatility	183% - 172%
Risk-free interest rate	4.82% - 4.94%
Dividend yield	0%

The Company did not grant any options during the year ended June 30, 2006.

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents our anticipated cash dividend over the expected term of the stock options.

At June 30, 2007, all outstanding and exercisable options were fully vested. The aggregate intrinsic value of outstanding fully-vested options as of June 30, 2007 was approximately $185,000.

A summary of the option plans are as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding, Beginning of Year	398,127	$20.00	439,377	$20.00
Granted	2,350,000	0.33	-	-
Cancelled	-	-	(41,250)	2.00
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, End of Year	2,748,127	$3.00	398,127	$22.00
Options Exercisable at End of Year	2,748,127	$3.00	398,127	$22.00

The following table summarizes information about stock options outstanding as of June 30, 2007:

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$0.32–3.99	2,350,000	9.86	$0.33	2,350,000	$0.33
4.00–10.00	162,750	1.37	6.41	162,750	6.41
10.20–20.00	114,777	4.74	13.65	114,777	13.36
20.20–40.00	43,000	3.66	30.39	43,000	30.39
40.20–60.00	77,100	2.23	62.21	77,100	62.21
100.20–120.00	500	2.69	120.00	500	120.00
	2,748,127	3.89	$3.00	2,748,127	$3.00

During the year ended June 30, 2006, officers and a director of the Company agreed to cancel options under the Company’s 1998 Compensatory Stock Option Plan exercisable for 41,250 shares of the Company’s stock.

The officers and director did not receive any consideration in return for the cancellations.

WARRANTS:

At June 30, 2007, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

22,500	$12.00	January 2010
1,250,000	3.00	January 2009
92,500	1.00	January 2009
4,246,717	1.00	February 2009
6,000,000	0.50	March 2012
500,000	0.91	June 2009
12,111,717

Fiscal 2007 Transactions:

In February 2007, the Company sold to Arizcan, a warrant exercisable immediately for up to 6,000,000 shares of restricted common stock for $251,900 in cash. The warrant has an exercise price of $0.50 per share and provides for cashless exercise. The warrant has a term of 5 years.

In January 2007, warrants to purchase 9,625 shares of common stock expired unexercised.

Fiscal 2006 Transactions:

During the year ended June 30, 2006, warrants to purchase 202,709 shares of common stock expired unexercised.

In August 2005, warrants to purchase 1,535,000 shares of common stock were exercised for cash of $1,535,000 in exchange for 1,535,000 shares of common stock. The proceeds were used to purchase a 50% equity interest in BioAgra. The warrants’ exercise price was lowered from $2.00 and $3.00 per share to $1.00 per share in connection with the exercise.

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

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

In February 2006, the Company issued warrants to purchase 746,717 shares of common stock. The warrants were issued to fulfill commitments made with the sale of common stock from November 2005 through January 2006, as discussed above. The warrants have an exercise price of $1.00 per share and a term of 3 years.

OTHER CAPITAL TRANSACTION:

In August 2005, an officer/shareholder of the Company forgave $8,750 of accrued salary, which has been accounted for as a capital contribution and has resulted in an increase in additional paid in capital.

9.  COMMITMENTS AND CONTINGENCIES

LITIGATION:

Depository Trust Suit:

In May 2004, the Company filed suit against the Depository Trust and Clearing Corporation (“DTCC”), the Depository Trust Company (“DTC”), and the National Securities Clearing Corporation (“NSCC”). The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the “Stock Borrow Program,” originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of the Company’s common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. The Company was seeking damages of $25,000,000 and treble damages. In April 2005, the court granted a motion to dismiss the lawsuit. The Company filed an appeal to overturn the motion to dismiss the lawsuit; however, in September 2007, the Court ruled that all of the Company's claims were pre-empted by federal law and affirmed the dismissal of the Company's complaint.

Financing Agreement Suit:

In connection with a financing obtained in October 2000, the Company filed various actions against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims.

In May 2001, Harvest Court, LLC filed suit against the Company alleging that the Company breached an October 20, 2000 Stock Purchase Agreement, by not issuing 370,945 free trading shares of the Company’s common stock in connection with the reset provisions of the Purchase Agreement due on the second reset date and approximately 225,012 shares due in connection with the third reset date. Harvest Court, LLC is seeking the delivery of such shares or damages in the alternative. In August 2001, the Supreme Court of the State of New York, County of New York issued a preliminary injunction ordering the Company to reserve and not transfer the shares allegedly due to Harvest Court, LLC. The Company has filed counterclaims seeking various forms of relief against Harvest Court, LLC. Discovery has been completed in these cases and a trial date is expected to be set by the Court.

In this litigation, Harvest Court, LLC also filed counterclaims against the Company and certain officers and former board members of the Company, and a number of unrelated third parties. The counterclaims allege violations of federal securities laws and other laws. Harvest Court, LLC is seeking various forms of relief including compensatory and punitive damages. Responsive pleadings have been filed and the litigation is currently in the discovery stage.

The Company intends to vigorously prosecute all litigation and does not believe the outcome of the litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

VYTA CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

LEASES:

The Company has certain non-cancelable operating facilities and equipment leases. The leases are non-cancelable operating leases that expire through December 31, 2011. Future minimum lease payments under these operating leases are as follows:

Year ending June 30,	Amount

2008	$38,211
2009	39,415
2010	40,618
2011	20,761
$139,005

Rental expense under all operating leases was $54,396 and $86,783 for the years ended June 30, 2007 and 2006, respectively.

10.   INCOME TAXES:

The Company and its subsidiaries did not incur income tax expense for the years ended June 30, 2007 and 2006. The reconciliation between income taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the years ended June 30, 2007 and 2006 is as follows:

	2007	2006

Expected income tax benefit	$(1,517,000)	$(818,000)
Increase in valuation allowance	1,517,000	818,000
	$-	$-

The tax effects of temporary differences that would give rise to substantially all deferred tax assets subject to the valuation allowance at June 30, 2007 are as follows:

Deferred tax assets, non-current:
Net operating loss carry forwards	$4,724,000
Receivables	407,000
Stock-based compensation	253,000
Losses in unconsolidated investees	221,000
5,605,000
Less valuation allowance	(5,605,000)
Net deferred tax assets	$-

As of June 30, 2007, the Company has net operating loss carry forwards of approximately $13,890,000, which expire between 2013 and 2027, and may be subject to limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as provided in Section 382 of the Internal Revenue Code.