Form 10QSB
period 2007-09-30
Vyta Corp
filed 2007-11-19
CIK 827161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-19598-D

VYTA CORP
(Exact name of small business issuer as specified in its charter)

Nevada	84-0992908
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

370 17th Street, Suite 3640
Denver, Colorado 80202
(Address of principal executive offices)

Issuer’s telephone number, including area code: (303) 592-1010

Check whether the issuer (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 16, 2007 there were 32,879,845 shares of the registrant’s sole class of common shares outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$129,055
Prepaid expenses and other	2,026
Total current assets	131,081

Property and equipment:
Office equipment and furniture	67,107
Less accumulated depreciation	(62,823)
4,284

Other assets:
Deposits and other	19,562
Notes and advances receivable, unconsolidated investee (Note 2)	267,249
Investment in unconsolidated investee (Note 3)	199,899
486,710

Total assets	$622,075

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$80,123
Accounts payable, officer (Note 4)	4,110
Accrued expenses	7,062
Total liabilities (all current)	91,295

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; Series A, 8%; deemed par value $1.00 per share; 500,000 shares issued and outstanding; liquidation preference of $522,602	522,602
Common stock; $0.0001 par value; 200,000,000 shares authorized; 32,879,845 shares issued and outstanding	3,288
Additional paid-in capital	30,898,357
Accumulated other comprehensive income	130,787
Accumulated deficit	(31,024,254)
Total shareholders’ equity	530,780

Total liabilities and shareholders’ equity	$622,075

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

General and administrative expense	$(145,748)	$(275,414)

Loss from operations	(145,748)	(275,414)

Other income (expense):

Equity losses of unconsolidated investees (Note 3)	(380,825)	(267,558)
	(380,825)	(267,558)

Net loss	(526,573)	(542,972)

Accumulated dividends on Series A preferred stock (Note 5)	(9,452)	-

Net loss applicable to common Shareholders	$(536,025)	$(542,972)

Net loss per common share, basic and diluted (Note 1)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding (Note 1)	32,060,062	22,643,512

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended September 30, 2007 and 2006

	2007	2006

Net loss	$(526,573)	$(542,972)

Change in unrealized gain on Securities	-	35

Change in foreign currency translation adjustment	9,244	-

Comprehensive loss	$(517,329)	$(542,937)

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended September 30, 2007
(Unaudited)

					Additional	Accumulated other		Total
	Preferred stock		Common stock		paid in	comprehensive	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity

Balances, July 1, 2007	500,000	$513,150	31,349,845	$3,135	$30,678,462	$121,543	$(30,497,681)	$818,609

Common stock issued for cash	-	-	1,530,000	153	229,347	-	-	229,500

Net loss	-	-	-	-	-	-	(526,573)	(526,573)

Accumulated dividends on Series A preferred stock	-	9,452	-	-	(9,452)	-	-	-

Change in foreign currency translation adjustment	-	-	-	-	-	9,244	-	9,244
Balances, September 30, 2007	500,000	$522,602	32,879,845	$3,288	$30,898,357	$130,787	$(31,024,254)	$530,780

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(526,573)	$(542,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	117,689
Depreciation expense	1,153	1,346
Equity losses of unconsolidated investees	380,825	267,558
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	653	15,143
(Decrease)increase in accounts payable and accrued expenses	(17,174)	11,722
Total adjustments	365,457	413,458

Net cash used in operating activities	(161,116)	(129,514)

Cash flows from investing activities:
Increase in notes and advances receivable, unconsolidated investee	(294,031)	(191,000)
Net cash used in investing activities	(294,031)	(191,000)

Cash flows from financing activities:
Common stock issued for cash	229,500	-
Proceeds applied to preferred stock and warrant purchase	-	140,000
Net cash provided by financing activities	229,500	140,000

Net decrease in cash and cash equivalents	(225,647)	(180,514)

Cash and cash equivalents, beginning	354,702	192,359

Cash and cash equivalents, ending	$129,055	$11,845

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 and 2006
(Unaudited)

1. BASIS OF PRESENTATION, MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and ExypnoTech, LLC (ET LLC), a Colorado limited liability company. NCOS and ET LLC had no revenues or operations in 2007 and 2006. The Company has two investments which are accounted for using the equity method of accounting. These equity method investments consist of ExypnoTech, GmbH (EPT) and BioAgra, LLC (BioAgra) (Note 3). The Company's equity investees, EPT and BioAgra, operate in two segments, the RFID industry and the animal feed industry, respectfully. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. It is the Company’s opinion that when the interim financial statements are read in conjunction with the June 30, 2007 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

MANAGEMENT’S PLANS:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $526,573 and a net loss applicable to common stockholders of $536,025 for the three months ended September 30, 2007, and an accumulated deficit of $31,024,254 as of September 30, 2007. The Company has not recognized any revenues from its business operations.

During the 2008 fiscal year, the Company intends to continue its efforts to assist BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 and 2006
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

STOCK-BASED COMPENSATION:

Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Statement of Financial Accounting standards No. 123 – revised 2004 (“SFAS 123R”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested. The Company did not grant any options during the three months ended September 30, 2007 and 2006 (Note 5).

LOSS PER SHARE:

Basic loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (14,859,844 shares at September 30, 2007 and 6,519,469 shares at September 30, 2006) would be to decrease loss per share (anti-dilutive). Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted  for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for the Company for all financial instruments issued or acquired after the beginning of July 1, 2007. The adoption of SFAS 155 did not have an impact on the Company’s financial statements.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on July 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits, and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits and not interest expense or penalties were recognized during the quarter.

2. NOTES AND ADVANCES RECEIVABLE – UNCONSOLIDATED INVESTEE:

During the year ended June 30, 2006, the Company loaned $1,686,570 to BioAgra through a series of secured, 7.5% promissory notes, which were due from June 30 through October 31, 2006. On June 26, 2006, the Company agreed to combine all of the promissory notes and accrued interest of $40,257 into a $1,726,827 secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory note is collateralized by all BioAgra assets. Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. During the year ended June 30, 2007, the note was reduced by $1,371,269, which represents the excess of the BioAgra losses recognized by the Company over the adjusted equity method basis of the Company’s investment in BioAgra.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 and 2006
(Unaudited)

During the year ended June 30, 2007, the Company advanced an additional $1,182,784 to BioAgra. During the three months ended September 30, 2007, the Company advanced an additional $284,135 to BioAgra at 7.5% interest. In October 2007, the Company executed a second, 7.5% promissory note for $1,182,784 with BioAgra with the same terms as the note above, but the note did not provide for scheduled payments. The Company has classified these notes receivable as non-current assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing.

3. INVESTMENTS IN UNCONSOLIDATED INVESTEES:

INVESTMENT IN EPT:

At September 30, 2007, the Company's investment in EPT is $199,899. The Company's proportionate (loss) income was $(13,670) and $37,348 for the three months ended September 30, 2007 and 2006, respectively. Financial information of EPT as of September 30, 2007, and for the three months ended September 30, 2007 and 2006 is as follows:

September 30, 2007
Assets:
Current assets	$1,161,406
Equipment	3,067
Total assets	$1,164,473

Liabilities and members’ equity:
Current liabilities	$883,036
Members’ equity	281,437
Total liabilities and members’ equity	$1,164,473

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30,2007	September 30, 2006

Revenues(1)	$828,632	$568,551
Expenses(2)	(856,590)	(492,331)
Net (loss) income	$(27,958)	$76,220

(1) Revenues include $825,689 and $568,551 of sales to the 51% owner of EPT for the three months ended September 30, 2007 and 2006, respectively.
(2) Expenses include $96,671 and $38,278 of charges paid to the 51% owner of EPT for the three months ended September 30, 2007 and 2006, respectively.

INVESTMENT IN BIOAGRA

The Company has a 50% equity interest in the joint venture, BioAgra, which manufactures and plans to sell a beta glucan product, YBG-2000 also known as AgraStim(TM), which can be used as a replacement for hormone growth steroids and antibiotics in animal feed products such as poultry feed. As of September 30, 2007, BioAgra (a development stage company) has completed construction of a production line; however BioAgra has not yet recognized any significant revenues from product sales.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra’s other joint venture investor. As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company. Since September 30, 2006 and through September 30, 2007, the carrying value of the Company’s investment in BioAgra was $0. BioAgra losses for the three months ended September 30, 2007 and 2006 were $367,155, and $304,905, respectively. Losses of $367,155 and $197,589, respectively, were applied to reduce the value of the note receivables from BioAgra.

Financial information of BioAgra as of September 30, 2007, for the three months ended September 30, 2007 and 2006, is as follows:

September 30, 2007
Assets:
Current assets	$183,310
Land, building and equipment, net (2)	2,608,104
Total assets	$2,791,414

Liabilities and members’ deficiency:
Current liabilities(1)	$3,588,270
Obligation under capital lease(2)	941,540
Total liabilities	4,529,810

Members’ deficiency	(1,738,396)
Total liabilities and members’ deficiency	$2,791,414

(1) Includes $3,183,747 owed to the Company.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 and 2006
(Unaudited)

(2) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Revenues	$20,327	$31,642
Expenses	(387,482)	(336,547)
Net loss	$(367,155)	$(304,905)

4. ACCOUNTS PAYABLE, OFFICER:

At September 30, 2007, the Company owes its President $4,110 for amounts advanced to the Company or for reimbursements. This amount is unsecured, non-interest bearing and due on demand.

5. SHAREHOLDERS' EQUITY:

PREFERRED STOCK:

In February 2007, the Company sold 500,000 shares of Series A nonconvertible preferred stock for $500,000 cash to Arizcan Properties, Ltd. (Arizcan). Arizcan had advanced the funds to the Company, prior to the issuance of the shares. The shares provide that when voting as a single class, the shares have the votes and the voting power that at all times is greater by 1% than the combined votes and voting power of all other classes of securities entitled to vote on any matter. As a result of the issuance, Arizcan acquired approximately 51% of the voting power of the Company. The Company has a right, solely at its discretion, to redeem the shares in 2017 at 130% of the deemed par value.

The holder of the Series A is entitled to a dividend equal to 8% per annum of the deemed par value ($1.00 per share). Accumulated dividends for the period from Series A issuance (February 2007) through September 30, 2007, were $22,602 ($9,452 for the three months ended September 30, 2007), which have been recorded as an increase to net loss per common shareholder. Also, the holder is entitled to a liquidation preference of the deemed par value for each outstanding share and any accrued but unpaid dividends upon the liquidation of the Company.

COMMON STOCK:

Between July 2007 and September 2007, the Company issued an aggregate of 1,530,000 shares of its restricted common stock for $229,500 cash. The shares were sold for $0.15 per share (based upon an approximately 55% discount from the closing market price at the time of sale, ranging from $0.39-$0.40 per share on the dates of the transactions).

STOCK OPTIONS:

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 2,863,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2007 and September 30, 2007 are fully-vested and exercisable. The Company did not grant any options during the three months ended September 30, 2007 and 2006. The aggregate intrinsic value of outstanding fully-vested options as of September 30, 2007 was approximately $155,000.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 and 2006
(Unaudited)

A summary of the stock option activity for the three months ended September 30, 2007 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighed Average Remaining Contractual Life
Outstanding at July 1, 2007	2,748,127	$3.00	3.89 years
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2007	2,748,127	$3.00	3.62 years

Exercisable at September 30, 2007	2,748,127	$3.00	3.62 years

6. COMMITMENTS AND CONTINGENCIES

LITIGATION:

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

Item 2. Management’s Discussion and Analysis

Certain statements contained in this Form 10-QSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of June 30, 2007, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.

Plan of Operations

At September 30, 2007, we had cash on hand of $129,055. We intend to use our cash funds to continue to support operations. We intend to continue to develop the business opportunity presented by our investment in an unconsolidated investee, BioAgra and the AgriStim product. The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

In the continuance of our business operations we do not intend to purchase or sale any significant assets and we do not expect a significant change in the number of employees of the Company.

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

Results of Operations

During the three months ended September 30, 2007 and 2006, we did not have any revenues from operations.

General and administrative expenses during the three months ended September 30, 2007 were $145,748 compared to $275,414 for the three months ended September 30, 2006. The decrease of $129,666 is mainly attributable to a $115,620 decrease in consulting expenses and a $10,272 decrease in payroll expenses.

During the three months ended September 30, 2007, we recognized a net loss of $526,573 compared to a net loss of $542,972 during the three months ended September 30, 2006. The $16,399 decrease is primarily a result of the $129,666 decrease in general and administrative expenses, discussed above. This decrease is offset by the $113,267 increase in equity losses of unconsolidated investees.

We recorded a net loss applicable to common shareholders of $536,025 during the three months ended September 30, 2007 compared to $542,972 during the three months ended September 30, 2006. The increase of $16,858 was a result of the $9,452 increase in the accumulated dividends recognized in connection with the outstanding Series A Preferred Stock and the increase in losses of the unconsolidated equity investees. These increases are offset by the decrease in general and administrative expenses of $129,666.

Liquidity and Financial Condition

Net cash used in operating activities during the three months ended September 30, 2007 was $161,116, compared to net cash used in operating activities during the three months ended September 30, 2006 of $129,514. During the three months ended September 30, 2007, the net cash used represented a net loss of $526,573, adjusted for certain non-cash items consisting of depreciation expense of $1,153 and equity in losses of unconsolidated investee of $380,825.

During the three months ended September 30, 2006, the net cash used represented a net loss of $542,972, adjusted certain non-cash items consisting of the amortization and depreciation expense of $119,035 and equity in losses of unconsolidated investees of $267,558.

During the three months ended September 30, 2007, we raised $229,500 cash through the sale of 1,530,000 shares of its restricted common stock.

During the three months ended September 30, 2006, we received $140,000 cash, which was a prepayment on a series of preferred stock, which was issued in March 2007.

During the year ended June 30, 2006, the Company loaned $1,686,570 to BioAgra through a series of secured, 7.5% promissory notes, which were due over the period from June 30 through October 31, 2006. On June 26, 2006, the Company agreed to combine all of the promissory notes and accrued interest of $40,257 into a $1,726,827 secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory note is collateralized by all BioAgra assets. Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. During the year ended June 30, 2007, the note was reduced by $1,478,584, which represents the excess of the BioAgra losses recognized by the Company over the adjusted basis of the Company’s equity investment in BioAgra remaining at June 30, 2007.

During the year ended June 30, 2007, the Company advanced an additional $1,182,784 to BioAgra. In October 2007, the Company executed a second, 7.5% promissory note for $1,182,784 with BioAgra with the same terms as the note above, but the note did not provide for scheduled payments. The Company has classified these notes receivable as non-current assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing.

During the fourth quarter of the year ended June 30, 2007, the Company made a decision to impair the value of note receivable. This decision was based on factors including the Company’s evaluation of past and current operating results, failure of BioAgra to make scheduled payments and the Company’s continuing support of the operational efforts of BioAgra. The Company also considered the fair value of BioAgra’s assets and liabilities in making the decision. As a result of this decision, the Company recorded an impairment charge of $1,198,000 in the fourth quarter ended June 30, 2007.

During the three months ended September 30, 2007, the Company has advanced an additional $284,135 to BioAgra under the same terms as the promissory note, described above.

During the 2008 fiscal year, we intend to continue our efforts to aid BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. In addition, in January 2007, we signed a six-month technology agreement to permit a prospective licensee the opportunity to conduct a market survey relating to its NCOS™ technology. The agreement was not renewed. However, we believe that if the market survey is favorable the technology agreement may mature into a royalty paying commercial license the terms and conditions of which are under negotiation with the perspective licensee.

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

Recently Adopted Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifunction to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for us for all financial instruments issued or acquired after July 1, 2007. The adoption of SFAS 155 did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted this statement effective for our fiscal year beginning July 1 2007. We have described the impact of adopting FIN 48 in our condensed consolidated financial statements in Note 1, Recently Issued Accounting Pronouncements.

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

There was no change to the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings– No Change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following unregistered sales of its securities from July 1, 2007 to September 30, 2007.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

7/9/07	Common Stock	180,000	$27,000	Affiliate
8/1/07	Common Stock	150,000	$22,500	Affiliate
8/2/07	Common Stock	150,000	$22,500	Affiliate
8/7/07	Common Stock	300,000	$45,000	Affiliate
8/8/07	Common Stock	150,000	$22,500	Affiliate
8/17/07	Common Stock	150,000	$22,500	Affiliate
9/28/07	Common Stock	450,000	$67,500	Affiliate

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. The affiliate listed above that purchased the unregistered securities was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which they requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information – None.

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

VYTA CORP
(Registrant)

Date: November 19, 2007	/s/ Paul H. Metzinger
Paul H. Metzinger,
President & CEO & Principal Accounting Officer
(Principle Executive Officer)