Form 10QSB
period 2007-12-31
Vyta Corp
filed 2008-02-14
CIK 827161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-19598-D

VYTA CORP
(Exact name of small business issuer as specified in its charter)

Nevada	84-0992908
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

370 17th Street, Suite 3640
Denver, Colorado 80202
(Address of principal executive offices)

Issuer’s telephone number, including area code:  (303) 592-1010

Check whether the issuer (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 13, 2008, there were 35,213,178 shares of the registrant’s sole class of common shares outstanding.

Transitional Small Business Disclosure Format      Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
December 31, 2007
(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$33,159
Receivable (Note 3)	250,000
Prepaid expenses and other	1,368
Total current assets	284,527

Property and equipment:
Office equipment and furniture	67,107
Less accumulated depreciation	(63,976)
3,131
Other assets:
Deposits and other	19,504
Notes and advances receivable, net, unconsolidated investee (Note 2)	211,389
230,893

Total assets	$518,551

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$56,769
Advances payable, officer (Note 4)	4,228
Accrued expenses	3,295
Total liabilities (all current)	64,292

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; Series A, 8%; deemed par value $1.00 per share; 500,000 shares issued and outstanding; liquidation preference of $532,054	532,054
Common stock; $0.0001 par value; 200,000,000 shares authorized; 35,213,178 shares issued and outstanding	3,521
Additional paid-in capital	31,238,672
Accumulated deficit	(31,319,988)
Total shareholders’ equity	454,259

Total liabilities and shareholders’ equity	$518,551

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007		2006	2007	2006

General and administrative expense	$	(173,209)	(271,352)	(318,957)	(546,766)

Loss from operations		(173,209)	(271,352)	(318,957)	(546,766)

Other income (expense):
Interest income		10	12	10	12
Gain on sale of investment in unconsolidated investee (Note 3)		164,234	-	164,234	-
Equity losses of unconsolidated investees (Note 2)		(286,769)	(272,583)	(667,594)	(540,141)
		(122,525)	(272,571)	(503,350)	(540,129)

Net loss		(295,734)	(543,923)	(822,307)	(1,086,895)

Accumulated dividends on Series A preferred stock (Note 5)		(9,452)	-	(18,904)	-

Net loss applicable to common shareholders	$	(305,186)	(543,923)	(841,211)	(1,086,895)

Net loss per share, basic and diluted (Note 1)	$	(0.01)	(0.02)	(0.03)	(0.05)

Weighted average number of common shares outstanding (Note 1)		33,912,454	22,643,512	32,986,258	22,643,512

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007		2006	2007	2006

Net loss	$	(295,734)	(543,923)	(822,307)	(1,086,895)

Change in unrealized gain on securities		-	136	-	171

Change in foreign currency translation adjustments, net of reclassification adjustment for gain included in net income (Note 3)		(10,340)	-	(10,340)	-

Comprehensive loss	$	(285,394)	(543,787)	(811,967)	(1,086,724)

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders’ Equity
 Six Months Ended December 31, 2007
(Unaudited)

					Additional	Accumulated other		Total
	Preferred stock		Common stock		paid in	comprehensive	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity

Balances, July 1, 2007	500,000	$513,150	31,349,845	$3,135	$30,678,462	$121,543	$(30,497,681)	$818,609

Common stock issued for cash	-	-	3,863,333	386	579,114	-	-	579,500

Net loss	-	-	-	-	-	-	(822,307)	(822,307)

Accumulated dividends on Series A preferred stock	-	18,904	-	-	(18,904)	-	-	-

Change in foreign currency translation adjustment (Note 3)	-	-	-	-	-	(121,543)	-	(121,543)
Balances, December 31, 2007	500,000	$532,054	35,213,178	$3,521	$31,238,672	$-	$(31,319,988)	$454,259

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2007 and 2006
(Unaudited)

	2007		2006
Cash flows from operating activities:
Net loss	$	(822,307)	(1,086,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense		-	234,411
Depreciation expense		2,306	2,694
Equity losses of unconsolidated investees		667,594	540,141
Gain on sale of investment in unconsolidated investee		(164,234)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other		1,390	15,967
(Decrease)increase in accounts payable and accrued expenses		(44,251)	54,879
Total adjustments		462,805	848,092

Net cash used in operating activities		(359,502)	(238,803)

Cash flows from investing activities:
Sale of marketable securities		59	-
Increase in notes and advances receivable, unconsolidated investee		(541,600)	(387,118)
Net cash used in investing activities		(541,541)	(387,118)

Cash flows from financing activities:
Proceeds from advance		50,000	-
Payment of advance		(50,000)	-
Common stock issued for cash		579,500	-
Proceeds applied to preferred stock and warrant purchase		-	476,000
Net cash provided by financing activities		579,500	476,000

Net decrease in cash and cash equivalents		(321,543)	(149,921)

Cash and cash equivalents, beginning		354,702	192,359

Cash and cash equivalents, ending		$33,159	42,438

Supplemental disclosure of non-cash investing activities:
Sale of investment in unconsolidated investee:
Receivable		$(250,000)	-
Investment in unconsolidated investee		217,649	-
Reduction in cumulative translation adjustment		(131,883)	-
Gain on sale		$(164,234)	-

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  Six Months Ended December 31, 2007 and 2006
  (Unaudited)

1.     BASIS OF PRESENTATION, MANAGEMENT’S PLANS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and ExypnoTech, LLC (ET LLC), a Colorado limited liability company. NCOS and ET LLC had no revenues or operations in 2007 and 2006. The Company has two investments which are accounted for using the equity method of accounting. These equity method investments consist of BioAgra, LLC (BioAgra) and through December 27, 2007, ExypnoTech, GmbH (EPT) (Note 3). The Company's equity investees, EPT and BioAgra, operate in two segments, the RFID industry and the animal feed industry, respectfully. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 27, 2007, the Company sold its 49% equity interest in EPT to TagStar, GmbH (TagStar), the 51% equity interest owner of EPT, for cash of $250,000 (Note 3).

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

Management’s Plans:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the six months ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $822,307 and a net loss applicable to common stockholders of $841,211 for the six months ended December 31, 2007, and an accumulated deficit of $31,319,988 as of December 31, 2007. The Company has not recognized any revenues from its business operations.

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

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  Six Months Ended December 31, 2007 and 2006
  (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

STOCK-BASED COMPENSATION:

Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123 – revised 2004 (“SFAS 123R”), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested. The Company did not grant any options during the six months ended December 31, 2007 and 2006 (Note 5).

LOSS PER SHARE:

Basic loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (14,859,844 shares at December 31, 2007 and 6,519,469 shares at December 31, 2006) would be to decrease loss per share (anti-dilutive). Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election.   The Company adopted SFAS No. 155 on July 1, 2007. The adoption of SFAS 155 did not have an impact on the Company’s financial statements.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on July 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits, and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits and no interest expense or penalties were recognized during the quarter.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until July 1, 2009.  The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  Six Months Ended December 31, 2007 and 2006
  (Unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 will not have a material impact on the Company’s financial position or results of operations.

2.   NOTES AND ADVANCES RECEIVABLE – UNCONSOLIDATED INVESTEE:

During the year ended June 30, 2006, the Company loaned $1,686,570 to BioAgra through a series of secured, 7.5% promissory notes, which were due over the period from June 30 through October 31, 2006. On June 26, 2006, the Company agreed to combine all of the promissory notes and accrued interest of $40,257 into a $1,726,827 secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory note is collateralized by all BioAgra assets. Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. During the year ended June 30, 2007, the note was reduced by $1,371,269, which represents the excess of the BioAgra losses recognized by the Company over the adjusted basis of the Company’s equity investment in BioAgra.

During the year ended June 30, 2007, the Company advanced an additional $1,182,784 to BioAgra. During the six months ended December 31, 2007, the Company advanced an additional $541,600 to BioAgra at 7.5% interest. In October 2007, the Company executed a second, 7.5% promissory note for $1,182,784 with BioAgra with the same terms as the note above, but the note did not provide for scheduled payments. The Company has classified these notes receivable as non-current assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing.

3.  INVESTMENTS IN UNCONSOLIDATED  INVESTEES:

INVESTMENT IN EPT:

On December 27, 2007, the Company executed a Share Purchase Agreement with TagStar, GmbH, the holder of the 51% equity interest in EPT, pursuant to which the Company sold its 49% equity interest to TagStar for cash of $250,000.  The Company has a receivable of $250,000 recorded at December 31, 2007, and received the funds on January 2, 2008.  The Company recorded a gain of $164,234 in connection with the sale of the equity interest in EPT.

At December 27, 2007, the Company's investment in EPT was $217,649. The Company's proportionate income was $2,960 and $67,547 for the six months ended December 31, 2007 and 2006, respectively ($16,659 and  $36,319 for the three months ended December 31, 2007 and 2006, respectively). The cumulative translation adjustment was $121,543 and $131,883 at July 1, 2007 and December 27, 2007, respectively.  On December 27, 2007, a $131,883 reduction to other comprehensive income was recorded and recognized as a component of the gain on the sale of EPT.  Financial information of EPT for the periods from July 1, 2007 through December 27, 2007 and October 1, 2007 through December 27, 2007, and the six and three months ended  December 31, 2006 is as follows:

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  Six Months Ended December 31, 2007 and 2006
  (Unaudited)

	Period from October 1, 2007 through	Three Months Ended	Period from July 1, 2007 through	Six Months Ended
	December 27, 2007	December 31, 2006	December 27, 2007	December 31, 2006

Revenues(1)	$1,330,057	$1,271,198	$2,158,689	$1,839,740
Expenses(2)	(1,296,241)	(1,182,660)	(2,152,831)	(1,674,991)
Net income	$33,816	$88,538	$5,858	$164,749

(1)  Revenues  include  $2,155,669 and $1,839,740 for the period from July 1, 2007 through December 27, 2007 and the six months ended December 31, 2006, respectively ($1,329,980 and $1,271,198 for the period from October 1, 2007 through ended December 27, 2007 and the three months ended December 31, 2006, respectively), of sales to the  51%  owner  of  EPT.
(2)  Expenses include $211,508 and $80,677 for the period from July 1, 2007 through December 27, 2007 and the six months ended December 31, 2006, respectively ($114,837 and $42,399, for the period from October 1, 2007 through December 27, 2007 and the three months ended December 31, 2006, respectively), of charges paid to the 51% owner of EPT.

INVESTMENT IN BIOAGRA

The Company has a 50% equity interest in the joint venture, BioAgra, which manufactures and sells a beta glucan product, YBG-2000 also known as AgraStim(TM), which can be used as a replacement for hormone growth steroids and antibiotics in animal feed products such as poultry feed. As of December 31, 2007, BioAgra (a development stage company) has completed construction of a production line; however BioAgra has not yet recognized any significant revenues from product sales.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra’s other joint venture investor.  As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company. Since September 30, 2006 and through December 31, 2007, the carrying value of the Company’s investment in BioAgra was $0.  BioAgra losses for the six months ended December 31, 2007 and 2006 were $670,554 and $620,867, respectively ($303,399, and $315,962, for the three months ended December 31, 2007 and 2006, respectively). Losses of $670,554 and $620,867, respectively, were applied to reduce the value of the notes receivable from BioAgra.

Financial  information  of  BioAgra  as of December 31, 2007 and for the six and three months ended December 31, 2007 and 2006,  is  as  follows:

December 31, 2007
Assets:
Current assets	$206,632
Land, building and equipment, net	2,527,404
Total assets	$2,734,036

Liabilities and members’ deficiency:
Current liabilities(1)	$3,840,307
Obligation under capital lease(2)	935,550
Total liabilities	4,775,857

Members’ deficiency	(2,041,821)
Total liabilities and members’ deficiency	$2,734,036

(1)   Includes $3,413,112 owed to the Company.
(2)  BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  Six Months Ended December 31, 2007 and 2006
  (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Revenues	$62,928	$-	$83,255	$31,642
Expenses	(366,327)	(315,962)	(753,809)	(652,509)
Net loss	$ (303,399)	$ (315,962)	$ (670,554)	$ (620,867)

4.   ADVANCES PAYABLE, OFFICER:

At December 31, 2007, the Company owes its President $4,228 for amounts advanced to the Company or for reimbursements.  This amount is unsecured, non-interest bearing and due on demand.

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

The holder of the Series A is entitled to a dividend equal to 8% per annum of the deemed par value ($1.00 per share). Accumulated dividends for the period from Series A issuance (February 2007) through December 31, 2007, were $32,054 ($18,904 and  $9,452 for the six and three months ended December 31, 2007, respectively), which have been recorded as an increase to net loss per common shareholder.  Also, the holder is entitled to a liquidation preference of the deemed par value for each outstanding share and any accrued but unpaid dividends upon the liquidation of the Company.

COMMON STOCK:

Between July 2007 and October 2007, the Company issued an aggregate of 3,863,333 shares of its restricted common stock for $579,500 cash.  The shares were sold for $0.15 per share (based upon an approximately 55% discount from the closing market price at the time of sale, ranging from $0.39-$0.40 per share on the dates of the transactions).

STOCK OPTIONS:

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 2,863,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2007 and December 31, 2007 are fully-vested and exercisable. The Company did not grant any options during the six months ended December 31, 2007 and 2006. The aggregate intrinsic value of outstanding fully-vested options as of December 31, 2007 was approximately $155,000.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  Six Months Ended December 31, 2007 and 2006
  (Unaudited)

A summary of the stock option activity for the six months ended December 31, 2007 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at July 1, 2007	2,748,127	$3.00	3.89 years
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2007	2,748,127	$3.00	3.34 years

Exercisable at December 31, 2007	2,748,127	$3.00	3.34 years

6.  COMMITMENTS AND CONTINGENCIES

LITIGATION:

Financing Agreement Suit - U.S. District Court Case:

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

On January 28, 2008, United States District Court for the Southern District of New York, New York City, New York issued an opinion regarding motions for summary judgment filed by both parties involved in the law suit.  The Court granted Harvest Court’s motion for summary judgment and denied the motions for summary judgment filed by certain officers of the Company in respect to certain counts and granted the motion for summary judgment in respect to another count.

At this time, the Company and its attorneys are reviewing the opinion, considering its options, and most likely, planning an appeal.  The effect of this ruling has no immediate material financial impact on the Company; however, it is possible that the ultimate outcome of this matter could result in a material adverse impact on the Company's financial position, results of operations and/or cash flows.

Financing Agreement Suit - State Court Case

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

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  Six Months Ended December 31, 2007 and 2006
  (Unaudited)

The Company intends to vigorously prosecute this case and does not believe the outcome of this case will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of this case.

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

Plan of Operations

At December 31, 2007, we had cash, on hand, of $33,159.  We intend to use our cash funds to continue to support operations.  We intend to continue to develop the business opportunity presented by our equity investee, BioAgra and the AgriStim product.  The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

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

Results of Operations

During the six months ended December 31, 2007 and 2006, we did not have any revenues from operations.

General and administrative expenses during the six months ended December 31, 2007 were $318,957 compared to $546,766 for the six months ended December 31, 2006 ($173,209 and $271,352 for the three months ended December 31, 2007 and 2006, respectively).  The decrease of $227,809 is mainly attributable to a decrease of  $115,620 in consulting expenses and a $10,272 decrease in payroll expenses.

During the six months ended December 31, 2007, we recognized a net loss of $822,307 compared to a net loss of $1,086,895 during the six months ended December 31, 2006 ($295,734 and $543,923 during the three months ended December 31, 2007 and 2006, respectively).  The $264,588 decrease is primarily a result of the $164,234 gain on the sale of the investment in EPT and the $277,809 decrease in general and administrative expenses, discussed above, and offset by the $127,453 increase in equity losses of unconsolidated investees.

We recorded a net loss applicable to common shareholders of $841,211 during the six months ended December 31, 2007, compared to $1,086,895 during the six months ended December 31, 2006 ($305,186 and $543,923 for the three months ended December 31, 2007 and 2006, respectively).  The decrease of $245,684 was a result of the decrease in general and administrative expenses of $227,809 and the gain on the sale of the investment in EPT of $164,234, offset by the $18,904 increase in the accumulated dividends recognized in connection with the outstanding Series A Preferred Stock.

Liquidity and Financial Condition

Net cash used in operating activities during the six months ended December 31, 2007 was $359,502, compared to net cash used in operating activities during the six months ended December 31, 2006 of $238,803.  During the six months ended December 31, 2007, the net cash used represented a net loss of $822,307, adjusted for certain non-cash items consisting of depreciation expense of $2,306, equity in losses of unconsolidated investees of $667,594, and a gain on the sale of our investment in unconsolidated investee (EPT) of $164,234.

During the six months ended December 31, 2006, the net cash used represented a net loss of $1,086,895, adjusted for certain non-cash items consisting of the amortization and depreciation expense of $237,105 and equity in losses of unconsolidated investees of $540,141.

During the six months ended December 31, 2007, we raised $579,500 cash through the sale of 3,863,333 shares of restricted common stock.

During the six months ended December 31, 2006, we received $476,000 cash, which was a prepayment on a series of preferred stock, which was issued in March 2007.

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

During the fourth quarter of the year ended June 30, 2007, the Company made a decision to impair the value of the note receivable.  This decision was based on factors including the Company’s evaluation of past and current operating results, failure of BioAgra to make scheduled payments and the Company’s continuing support of the operational efforts of BioAgra.   The Company also considered the fair value of BioAgra’s assets and liabilities in making the decision. As a result of this decision, the Company recorded an impairment charge of $1,198,000 in the fourth quarter ended June 30, 2007.

During the six months ended December 31, 2007, the Company has advanced an additional $541,600 to BioAgra under the same terms as the promissory note, described above.

On December 27, 2007, the Company executed a Share Purchase Agreement with TagStar, GmbH, the holder of the 51% equity interest in EPT to sell the Company’s 49% equity interest to TagStar for cash of $250,000.  The Company received the funds on January 2, 2008.  At December 27, 2007, the Company’s investment in EPT was $217,649.  The Company recorded a gain of $164,234 on the sale (which includes a $131,883 reduction to other comprehensive income related to the EPT cumulative translation adjustment) of EPT.

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

To the extent our operations are not sufficient to fund our capital requirements; we may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt.  At the present time we do not have a revolving loan agreement with any financial institution nor can we provide any assurance that we will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifunction to be accounted for as a whole on a fair value basis, at the holder’s election. The Company adopted SFAS NO. 155 on July 1, 2007. The adoption of SFAS 155 did not have an impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS”) No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until July 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will not have a material impact on the Company’s financial position or results of operations.

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

There was no change to the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

On January 28, 2008, United States District Court for the Southern District of New York, New York City, New York issued an opinion regarding motions for summary judgment filed by both parties involved in the law suit.  The Court granted Harvest Court’s motion for summary judgment and denied the motions for summary judgment filed by certain officers of the Company in respect to certain counts and granted the motion for summary judgment in respect to another count.

At this time, the Company and its attorneys are reviewing the opinion, considering its options, and most likely, planning an appeal.  The effect of this ruling has no immediate material financial impact on the Company; however, it is possible that the ultimate outcome of this matter could result in a material adverse impact on the Company's financial position, results of operations and/or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following unregistered sales of its securities from October 1, 2007 to December 31, 2007.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

10/11/07	Common Stock	600,000	$90,000	Affiliate
11/23/07	Common Stock	200,000	$30,000	Affiliate
11/26/07	Common Stock	600,000	$90,000	Affiliate
12/3/07	Common Stock	600,000	$90,000	Affiliate
12/28/07	Common Stock	333,333	$50,000	Affiliate

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

Exhibit 10.11	Share Purchase Agreement by and between Vyta Corp and Tagstar, GmbH, dated December 27, 2007

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYTA CORP
(Registrant)

Date: February 14, 2008	/s/ Paul H. Metzinger

Paul H. Metzinger,
President & CEO & Principal Accounting Officer
(Principle Executive Officer)