Form 10KSB/A
period 2007-06-30
Vyta Corp
filed 2008-05-07
CIK 827161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB/A
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-19598

VYTA CORP
(Exact name of small business issuer as specified in its charter)

NEVADA	84-0992908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17TH STREET, SUITE 3640
DENVER, COLORADO 80202
(303) 592-1010
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒

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

PAGE NUMBER

EXPLANATORY NOTE

This Form 10-KSB/A (the “Amendment”) amends our Form 10-KSB for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission on October 15, 2007 (the “Original Filing”). We are filing this Form 10-KSB/A to amend Item 8A “Controls and Procedures.”

In connection with the filing of this Form 10-KSB/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-KSB/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

PART II

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

Subsequent to the discovery of the material weakness in internal control over financial reporting described above~~,~~ and beginning in the fiscal quarter ending September 30, 2007, we initiated and plan to undertake changes to our internal control over financial reporting to remediate the aforementioned deficiency and to strengthen our internal control processes, including the seeking of additional accounting staff and/or the consultation with outside resources as we deem appropriate.  While the costs of remediation are unknown at this time, we expect that the costs may exceed $300,000, which would include the hiring of a new Chief Financial Officer and, in the interim, the contracting of accounting staff and/or the consultation with outside resources.  We anticipate hiring a Chief Financial Officer by December 31, 2008.  However, we can provide no assurance that a qualified person can be located and hired by such time to serve as our Chief Financial Officer.  Until such time as a Chief Financial Officer is hired, we intend to continue to utilize consultants to assist in the preparation of our financial statements and our periodic reports.

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 13.         EXHIBITS

The following documents are filed as a part of this report.

(i)           Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-KSB/A.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

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

VYTA CORP

Date: May 7, 2008	By:	/s/ Paul H. Metzinger
Paul H. Metzinger, Chief Executive Officer, President and acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 7, 2008	By:	/s/ Paul H. Metzinger
Paul H. Metzinger, Director, Chief Executive Officer, President and acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 7, 2008	By:	/s/ Herbert J. Neuhaus
Herbert J. Neuhaus, Director

Date: May 7, 2008	By:	/s/ Robert Shaw
Robert Shaw, Director

Date: May 7, 2008	By:
John Hoback, Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

Neither an annual report covering our fiscal year ended June 30, 2007, nor any proxy material, has been sent to our security holders.