Form 10QSB/A
period 2007-09-30
Vyta Corp
filed 2008-05-07
CIK 827161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Transitional Small Business Disclosure Format Yes ☐    No ☒

Page
PART I – FINANCIAL INFORMATION

Item 3. Controls and Procedures	4

PART II – OTHER INFORMATION

Item 6. Exhibits	5

SIGNATURES	6

Table of Contetns

EXPLANATORY NOTE

This Form 10-QSB/A (the “Amendment”) amends our Form 10-QSB for the period ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 19, 2007 (the “Original Filing”). We are filing this Form 10-QSB/A to amend Item 3 “Controls and Procedures.”

In connection with the filing of this Form 10-QSB/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-QSB/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

Table of Contetns

PART I – FINANCIAL INFORMATION

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

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the omission in our Original Filing of the changes in our internal controls over financial reporting that occurred during the fiscal quarter to address the deficiency in our internal control over financial reporting first identified in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007.

There was a change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as a result of the material weakness in our internal control over financial reporting identified in our 2007 audit and disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007.

The material weakness identified in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 was related to a lack of accounting staff responsible for the authorization, processing, approval and reporting of transactions as well as the overall financial reporting process.

Beginning in the fiscal quarter ended September 30, 2007, we initiated and began to change our internal control over financial reporting to remediate the aforementioned deficiency and to strengthen our internal control processes, including the seeking of additional accounting staff and/or the consultation with outside resources as we deem appropriate.  During the fiscal quarter ended September 30, 2007, we contracted with our former Chief Financial Officer to assist in preparing our financial statements and our periodic filings with the Securities and Exchange Commission and to maintain our books and records.  We have also contracted with a certified public accountant to assist in the preparation of the financial statements and to maintain the books and records of BioAgra.  We also began the search for a permanent Chief Financial Officer.  We incurred approximately $15,000 during the September 2007 quarter in remediation costs.  While the aggregate costs of remediation are unknown at this time, we expect that the costs may exceed $300,000, which would include the interim measures described above and the hiring of a new Chief Financial Officer.  We anticipate hiring a Chief Financial Officer by December 31, 2008.  However, we can provide no assurance that a qualified person can be located and hired by such time to serve as our Chief Financial Officer.  Until such time as a Chief Financial Officer is hired, we intend to continue to utilize consultants to assist in the preparation of our financial statements and our periodic reports.

Table of Contetns

PART II – OTHER INFORMATION

Item 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB/A. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

Table of Contetns

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYTA CORP
(Registrant)

Date: May 7, 2008	/s/ Paul H. Metzinger
Paul H. Metzinger,
President & CEO & Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)