Form 10QSB/A
period 2007-12-31
Vyta Corp
filed 2008-05-07
CIK 827161

UNITED STATES
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

EXPLANATORY NOTE

This Form 10-QSB/A (the “Amendment”) amends our Form 10-QSB for the period ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 14, 2008 (the “Original Filing”). We are filing this Form 10-QSB/A to amend Item 3 “Controls and Procedures.”

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

There was a change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting~~.~~ as a result of the material weakness in our internal control over financial reporting identified in our 2007 audit and disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 and our quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2007.

The material weakness first identified in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 was related to a lack of accounting staff responsible for the authorization, processing, approval and reporting of transactions as well as the overall financial reporting process.

During the fiscal quarter ended December 31, 2007, we continued to contract for the services of our former Chief Financial Officer to assist in preparing our financial statements and our periodic filings with the Securities and Exchange Commission and the services of a certified public accountant to assist in the preparation of the financial statements and to maintain the books and records of BioAgra.  We also continued our search for a permanent Chief Financial Officer.  We incurred approximately $9,700 during the December 2007 quarter in remediation costs.  While the aggregate costs of remediation are unknown at this time, we expect that the costs may exceed $300,000, which would include the interim measures described above and the hiring of a new Chief Financial Officer.  We anticipate hiring a Chief Financial Officer by December 31, 2008.  However, we can provide no assurance that a qualified person can be located and hired by such time to serve as our Chief Financial Officer.  Until such time as a Chief Financial Officer is hired, we intend to continue to utilize consultants to assist in the preparation of our financial statements and our periodic reports.

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