Form 10QSB
period 2008-03-31
Vyta Corp
filed 2008-05-20
CIK 827161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number 33-19598-D

VYTA CORP
 (Exact name of the registrant as specified in its charter)

Nevada	84-0992908
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

370 17th Street, Suite 3640
Denver, Colorado 80202
(Address of principal executive offices)

Issuer’s telephone number, including area code:  (303) 592-1010

Check whether the issuer (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 19, 2008, there were 37,168,178 shares of the registrant’s sole class of common shares outstanding.

Transitional Small Business Disclosure Format      Yes ☐         No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
March 31, 2008
 (Unaudited)

Assets

Current assets:
Cash and cash equivalents	$6,431
Advances receivable, officer (Note 4)	4,834
Prepaid expenses and other	550
Total current assets	11,815

Property and equipment:
Office equipment and furniture	67,107
Less accumulated depreciation	(65,129)
1,978

Other assets:
Deposits and other	19,272
Notes and advances receivable, net, unconsolidated investee (Note 2)	45,652
64,924

Total assets	$78,717

Liabilities and Shareholders’ deficit

Current liabilities:
Accounts payable	$96,190
Accrued expenses	3,296
Total liabilities (all current)	99,486

Commitments and contingencies (Note 6)

Shareholders’ deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; Series A, 8%; deemed par value $1.00 per share; 500,000 shares issued and outstanding; liquidation preference of $541,403	541,403
Common stock; $0.0001 par value; 200,000,000 shares authorized; 35,788,178 shares issued and outstanding	3,579
Additional paid-in capital	31,320,390
Accumulated deficit	(31,886,140)
Total shareholders’ deficit	(20,769)

Total liabilities and shareholders’ deficit	$78,717

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2008		2007	2008	2007

General and administrative expense	$	(188,633)	(879,058)	(510,901)	(1,425,825)

Loss from operations		(188,633)	(879,058)	(510,901)	(1,425,825)

Other income (expense):
Interest income		3	6	13	18
Gain on sale of investment in unconsolidated investee (Note 3)		-	-	164,234	-
Equity losses of unconsolidated investees (Note 2)		(374,212)	(381,574)	(1,041,806)	(921,715)
		(374,209)	(381,568)	(877,559)	(921,697)

Net loss		(562,842)	(1,260,626)	(1,388,460)	(2,347,522)

Accumulated dividends on Series A preferred stock (Note 5)		(9,349)	(3,100)	(28,253)	(3,100)

Net loss applicable to common shareholders	$	(572,191)	(1,263,726)	(1,416,713)	(2,350,622)

Net loss per share, basic and diluted (Note 1)	$	(0.02)	(0.05)	(0.04)	(0.10)

Weighted average number of common shares outstanding (Note 1)		35,379,387	22,781,734	33,774,893	22,688,913

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2008		2007	2008	2007

Net loss	$	(562,842)	(1,260,626)	(1,388,460)	(2,347,522)

Change in unrealized gain on securities		-	189	-	360

Change in foreign currency translation adjustments, net of reclassification adjustment for gain included in net loss (Note 3)		-	-	(10,340)	-

Comprehensive loss	$	(562,842)	(1,260,437)	(1,398,800)	(2,347,162)

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
 Nine Months Ended March 31, 2008
(Unaudited)

					Additional	Accumulated other		Total
	Preferred stock		Common stock		paid in	comprehensive	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	deficit

Balances, July 1, 2007	500,000	$513,150	31,349,845	$3,135	$30,678,462	$121,543	$(30,497,681)	$818,609

Common stock issued for cash	-	-	4,438,333	444	670,181	-	-	670,625

Net loss	-	-	-	-	-	-	(1,388,460)	(1,388,460)

Accumulated dividends on Series A preferred stock	-	28,253	-	-	(28,253)	-	-	-

Change in foreign currency translation adjustment (Note 3)	-	-	-	-	-	(121,543)	-	(121,543)
Balances, March 31, 2008	500,000	$541,403	35,788,178	$3,579	$31,320,390	$-	$(31,886,141)	$ (20,769)

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,388,460)	(2,347,522)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization expense	-	349,068
Depreciation expense	3,459	4,041
Equity losses of unconsolidated investees	1,041,806	921,715
Gain on sale of investment in unconsolidated investee	(164,234)	-
Options issued for compensation	-	625,250
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	1,684	14,435
(Decrease)increase in accounts payable and accrued expenses	(13,136)	4,917
Total adjustments	869,579	1,919,426

Net cash used in operating activities	(518,881)	(428,096)

Cash flows from investing activities:
Sale of marketable securities	59	-
Sale of investment in unconsolidated investee	250,000	-
Increase in notes and advances receivable, unconsolidated investee	(750,074)	(682,975)
Net cash used in investing activities	(500,015)	(682,975)

Cash flows from financing activities:
Proceeds from advance and note payable	50,000	50,000
Payment of advance	(50,000)	-
Common stock issued for cash	670,625	-
Proceeds applied to preferred stock and warrant purchase	-	651,900
Exercise of warrants and common stock and warrants issued for cash	-	466,500
Net cash provided by financing activities	670,625	1,168,400

Net (decrease) increase in cash and cash equivalents	(348,271)	57,329

Cash and cash equivalents, beginning	354,702	192,359

Cash and cash equivalents, ending	$6,431	249,688

Supplemental disclosure of non-cash investing and financing activities:
Advances, related party converted to preferred stock	$-	100,000

See notes to condensed consolidated financial statements.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

1.     BASIS OF PRESENTATION, MANAGEMENT’S PLANS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation (the Company), its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and ExypnoTech, LLC (ET LLC), a Colorado limited liability company. NCOS and ET LLC had no revenues or operations in 2008 and 2007. The Company has two investments which are accounted for using the equity method of accounting. These equity method investments consist of BioAgra, LLC (BioAgra) and through December 27, 2007, ExypnoTech, GmbH (EPT) (Note 3). The Company's equity investees, EPT and BioAgra, operate in two segments, the RFID industry and the animal feed industry, respectfully. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management’s Plans:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the nine months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,388,460 and a net loss applicable to common shareholders of $1,416,713 for the nine months ended March 31, 2008, and an accumulated deficit of $31,886,140 as of March 31, 2008. The Company has not recognized any revenues from its business operations.

During the 2008 fiscal year, the Company has continued its efforts to assist BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

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
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

STOCK-BASED COMPENSATION:

Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123 – revised 2004 (“SFAS 123R”), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested. The Company did not grant any options during the nine months ended March 31, 2008.  The Company granted 2,050,000 options during the nine months ended March 31, 2007 (Note 5).

LOSS PER SHARE:

Basic loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (14,754,844 shares at March 31, 2008 and 15,392,134 shares at March 31, 2007) would be to decrease loss per share (anti-dilutive). Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on July 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits, and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits and no interest expense or penalties were recognized.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until July 1, 2009. The Company's management expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management believes that SFAS 160 will not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of July 1, 2009 and the Company's management is currently evaluating the impact of adoption.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

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

During the year ended June 30, 2007, the Company advanced an additional $1,182,784 to BioAgra. During the nine months ended March 31, 2008, the Company advanced an additional $750,074 to BioAgra at 7.5% interest. In October 2007, the Company executed a second, 7.5% promissory note for $1,182,784 with BioAgra with the same terms as the note above, but the note did not provide for scheduled payments. On March 31, 2008, the Company executed a third, 7.5% promissory note for $486,939 with BioAgra with the same terms as the note above, but did not provide for scheduled payments.  The Company has classified these notes receivable as non-current assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing.

The notes and advances receivable were reduced to $45,652 at March 31, 2008 by applying the losses of BioAgra (Note 3).

3.     INVESTMENTS IN UNCONSOLIDATED INVESTEES:

INVESTMENT IN EPT:

On December 27, 2007, the Company executed a Share Purchase Agreement with TagStar, GmbH, the holder of the 51% equity interest in EPT, pursuant to which the Company sold its 49% equity interest to TagStar for cash of $250,000.  The Company recorded a gain of $164,234 in connection with the sale of the equity interest in EPT.

At December 27, 2007, the Company's investment in EPT was $217,649. The Company's proportionate income was $2,960 and $68,503 for the nine months ended  March 31, 2008 and 2007, respectively ($0 and  $(12,224) for the three months ended March 31, 2008 and 2007, respectively). The cumulative translation adjustment was $121,543 and $131,883 at July1, 2007 and December 27, 2007, respectively.  On December 27, 2007, a $131,883 reduction to other comprehensive income was recorded and recognized as a component of the gain on the sale of EPT.  Financial information of EPT for the period from July 1, 2007 through December 27, 2007, and the three  and nine months ended March 31, 2007 is as follows:

	Three Months Ended	Period from July 1, 2007 through	Nine Months Ended
	March 31, 2007	December 27, 2007	March 31, 2007

Revenues(1)	$1,023,658	$2,158,689	$2,863,398
Expenses(2)	(1,048,604)	(2,152,831)	(2,723,595)
Net (loss) income	$ (24,946)	$5,858	$139,803

(1)  Revenues  include  $2,155,669 and $2,863,398 for the period from July 1, 2007 through December 27, 2007 and the three months ended March 31, 2007, respectively ($1,023,658 the three months ended March 31, 2007, respectively), of sales to the  51%  owner  of  EPT.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

 (2)  Expenses include $211,508 and $148,456 for the period from July 1, 2007 through December 27, 2007 and the nine months ended March 31, 2007, respectively ($67,779, for the three months ended March 31, 2007), of charges paid to the 51% owner of EPT.

INVESTMENT IN BIOAGRA

The Company has a 50% equity interest in the joint venture, BioAgra, which manufactures and sells a beta glucan product, YBG-2000 also known as AgraStim(TM), which can be used as a replacement for hormone growth steroids and antibiotics in animal feed products such as poultry feed. As of March 31, 2008, BioAgra (a development stage company) has completed construction of a production line; however BioAgra has not yet recognized any significant revenues from product sales.  At each reporting period, management makes an assessment to determine if the investment in BioAgra represents a variable interest entity subject to consolidation.  Through March 31, 2008, management has determined that BioAgra was not subject to consolidation.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra’s other joint venture investor.  As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company. Since September 30, 2006 and through March 31, 2008, the carrying value of the Company’s investment in BioAgra was $0.  BioAgra losses for the nine months ended March 31, 2008 and 2007 were $1,044,766 and $990,219, respectively ($374,212, and $369,351 for the three months ended March 31, 2008 and 2007, respectively). Losses of $1,044,766 and $882,903, respectively, were applied to reduce the value of the notes receivable from BioAgra.

Financial  information  of  BioAgra  as of March 31, 2008 and for the nine and three months ended March 31, 2008 and 2007,  is  as  follows:

March 31, 2008
Assets:
Current assets	$163,625
Land, building and equipment, net	2,445,379
Total assets	$2,609,004

Liabilities and members’ deficiency:
Current liabilities(1)	$4,101,796
Obligation under capital lease(2)	923,238
Total liabilities	5,025,034

Members’ deficiency	(2,416,030)
Total liabilities and members’ deficiency	$2,609,004

(1)   Includes $3,709,685 owed to the Company.
(2)  BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Revenues	$21,406	$1,675	$104,661	$33,317
Expenses	(395,618)	(371,026)	(1,149,427)	(1,023,536)
Net loss	$ (374,212)	$ (369,351)	$ (1,044,766)	$ (990,219)

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

4.     ADVANCES RECEIVABLE, OFFICER:

At March 31, 2008, the Company’s President owes the Company $4,834 for reimbursements.  This amount is unsecured, non-interest bearing and is due on demand.

5. SHAREHOLDERS' DEFICIT:

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

The holder of the Series A is entitled to a dividend equal to 8% per annum of the deemed par value ($1.00 per share). Accumulated dividends for the period from Series A issuance (February 2007) through March 31, 2008, were $41,403 ($28, 253 and $9,349 for the nine and three months ended March 31, 2008, respectively), which have been recorded as an increase to net loss per common shareholder.  Also, the holder is entitled to a liquidation preference of the deemed par value for each outstanding share and any accrued but unpaid dividends upon the liquidation of the Company.

COMMON STOCK:

Between July 1, 2007 and March 31, 2008, the Company issued an aggregate of 4,438,333 shares of its restricted common stock for $670,625 cash.  The shares were sold for $0.15 per share (based upon an approximate 55% discount from the closing market price at the time of sale, ranging from $0.39-$0.40 per share on the dates of the transactions).

During April 2008, the Company issued an aggregate of 1,380,000 shares of its restricted common stock for $207,000 cash.  The shares were sold for $0.15 per share (based upon an approximate 55% discount from the closing market price at the time of sale, ranging from $0.22 - $0.24 per share on the dates of the transactions).

STOCK OPTIONS:

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 2,863,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2007 and March 31, 2008 are fully-vested and exercisable. The aggregate intrinsic value of outstanding fully-vested options as of March 31, 2008 was approximately $155.

The Company did not grant any options during the nine months ended March 31, 2008.   During the nine months ended March 31, 2007, the Company granted 2,050,000 stock options to an officer, directors and an employee at an exercise price of $0.32 per share. The fair value of stock options at the date of grant was $625,250 and was recorded as compensation expense.  The  Company  used  the  following assumptions  to  determine the fair value of stock option grants during the nine months  ended  March  31,  2007:

Expected life	5 years
Volatility	172%
Risk-free interest rate	4.94%
Dividend yield	0

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

A summary of the stock option activity for the nine months ended March 31, 2008 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at July 1, 2007	2,748,127	$3.00	3.89 years
Granted	-	-	-
Exercised	-	-	-
Expired	(105,000)	(6.50)	-
Outstanding at March 31, 2008	2,643,127	$3.00	3.10 years

Exercisable at March 31, 2008	2,643,127	$3.00	3.10 years

6.     COMMITMENTS AND CONTINGENCIES

LITIGATION:

Financing Agreement Suit, U. S. District Court Case:

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

At this time, the Company and its attorneys are reviewing the opinion, considering its options, and most likely, planning an appeal.  The effect of this ruling had no immediate financial impact on the Company; however, it is possible that the ultimate outcome of this matter could result in a material adverse impact on the Company’s financial position, results of operations and/or cash flows.

VYTA CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

Financing Agreement Suit, State Court Case:

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

Plan of Operations

At March 31, 2008, we had cash, on hand, of $6,431.  We intend to use our cash funds to continue to support operations.  We intend to continue to develop the business opportunity presented by our equity investee, BioAgra and the AgriStim product.  The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

In the continuance of our business operations we do not intend to purchase or sell any significant assets, and we do not expect a significant change in the number of employees of the Company.

We are dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.  We cannot make any assurances that we will be able to raise funds through such activities.

Results of Operations

During the nine months ended March 31, 2008 and 2007, we did not have any revenues from operations.

General and administrative expenses during the nine months ended March 31, 2008 were $510,901 compared to $1,425,825 for the nine months ended March 31, 2008 ($188,633 and $879,058 for the three months ended March 31, 2008 and 2007, respectively).  The decrease of $914,924 is mainly attributable to a decrease of $350,483 in consulting expenses, a $13,125 decrease in payroll expenses and a $625,250 decrease in other stock based compensation.

During the nine months ended March 31, 2008, we recognized a net loss of $1,388,460 compared to a net loss of $2,347,522 during the nine months ended March 31, 2007 ($562,842 and $1,260,626 during the three months ended March 31, 2008 and 2007, respectively).  The $959,062 decrease is primarily a result of the $164,234 gain on the sale of the investment in EPT and the $914,924 decrease in general and administrative expenses, discussed above, and offset by the $120,091 increase in equity losses of unconsolidated investees.

We recorded a net loss applicable to common shareholders of $1,416,713 during the nine months ended March 31, 2008 compared to $2,350,622 during the nine months ended March 31, 2007 ($572,191 and $1,263,726 for the three months ended March 31, 2008 and 2007, respectively).  The decrease of $933,909 was a result of the decrease in general and administrative expenses of $914,924 and the gain on the sale of the investment in EPT of $164,234, offset by the $25,153 increase in the accumulated dividends recognized in connection with the outstanding Series A Preferred Stock.

Liquidity and Financial Condition

Net cash used in operating activities during the nine months ended March 31, 2008 was $518,881, compared to net cash used in operating activities during the nine months ended March 31, 2007 of $428,096.  During the nine months ended March 31, 2008, the net cash used represented a net loss of $1,338,460, adjusted for certain non-cash items consisting of depreciation expense of $3,459, equity in losses of unconsolidated investees of $1,041,806, and a gain on the sale of our investment in unconsolidated investee (EPT) of $164,234.

During the nine months ended March 31, 2007, the net cash used represented a net loss of $2,347,522, adjusted for certain non-cash items consisting of the amortization and depreciation expense of $353,109, equity in losses of unconsolidated investees of $921,715 and options issued for compensation of $625,250.

During the nine months ended March 31, 2008, we raised $670,625 cash through the sale of 4,438,338 shares of restricted common stock.

During the nine months ended March 31, 2007, we received $651,900 cash, which was a prepayment on a series of preferred stock, which was issued in March 2007.

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

During the nine months ended March 31, 2008, the Company advanced an additional $750,074 to BioAgra at 7.5% interest. In October 2007, the Company executed a second, 7.5% promissory note for $1,182,784 with BioAgra with the same terms as the note above, but the note did not provide for scheduled payments. On March 31, 2008, the Company executed a third, 7.5% promissory note for $486,939 with BioAgra with the same terms as the note above, but did not provide for scheduled payments.  The Company has classified these notes receivable as non-current assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing.

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

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of July 1, 2009 and the Company is currently evaluating the impact of adoption.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was a change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as a result of the material weakness in our internal control over financial reporting identified in our 2007 audit and disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 and our quarterly reports on Form 10-QSB/A-1 for the fiscal quarters ended September 30, 2007 and December 31, 2007.

The material weakness first identified in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 was related to a lack of accounting staff responsible for the authorization, processing, approval and reporting of transactions as well as the overall financial reporting process.

During the fiscal quarter ended March 31, 2008, we continued to contract for the services of our former Chief Financial Officer to assist in preparing our financial statements and our periodic filings with the Securities and Exchange Commission and the services of a Certified Public Accountant to assist in the preparation of the financial statements and to maintain the books and records of BioAgra.  We also continued our search for a permanent Chief Financial Officer.  We incurred approximately $4,500 during the March 31, 2008 quarter in remediation costs.  While the aggregate costs of remediation are unknown at this time, we expect that the costs may exceed $300,000, which would include the interim measures described above and the hiring of a new Chief Financial Officer.  We anticipate hiring a Chief Financial Officer by December 31, 2008.  However, we can provide no assurance that a qualified person can be located and hired by such time to serve as our Chief Financial Officer.  Until such time as a Chief Financial Officer is hired, we intend to continue to utilize consultants to assist in the preparation of our financial statements and our periodic reports.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

NONE.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following unregistered sales of its securities from January 1, 2008 to March 31, 2008.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

2/12/08	Common Stock	125,000	$23,625	Affiliate
3/11/08	Common Stock	300,000	$45,000	Affiliate
3/14/08	Common Stock	150,000	$22,500	Affiliate

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

VYTA CORP
(Registrant)

Date: May 20, 2008	/s/ Paul H. Metzinger
Paul H. Metzinger,
President & CEO & Principal Accounting Officer
(Principle Executive Officer)