Form 10KSB
period 2008-06-30
Vyta Corp
filed 2008-10-14
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2008

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-19598

                                    VYTA CORP
                              -------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                        84-0992908
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                           370 17TH STREET, SUITE 3640
                             DENVER, COLORADO 80202
                                 (303) 592-1010
                         ------------------------------
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. /_/

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /_/ No /x/

         As of the close of trading on October 10, 2008, there were 45,013,178 shares outstanding, 32,908,823 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on October 10, 2008, was approximately $1,809,985.

         The registrant's revenue for the fiscal year ended June 30, 2008 was $0.

         Transitional Small Business Disclosure  Yes /_/  No/x/




                                TABLE OF CONTENTS

                                                                                                            PAGE NUMBER
                                                                                                            -----------
FORWARD-LOOKING STATEMENTS                                                                                        1

PART I                                                                                                            1

ITEM 1.     DESCRIPTION OF BUSINESS                                                                               1
ITEM 2.     DESCRIPTION OF PROPERTY                                                                              18
ITEM 3.     LEGAL PROCEEDINGS                                                                                    18
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  19

PART II                                                                                                          20

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF         20
            EQUITY SECURITIES
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                            21
ITEM 7.     FINANCIAL STATEMENTS                                                                                 27
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                 27
ITEM 8A.    CONTROLS AND PROCEDURES                                                                              27
ITEM 8B.    OTHER INFORMATION                                                                                    28

PART III                                                                                                         29

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                                      29
ITEM 10.    EXECUTIVE COMPENSATION                                                                               31
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS       35
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                       37
ITEM 13.    EXHIBITS                                                                                             37
ITEM 14.    PRINCIPAL ACCOUNTANTS' FEES AND SERVICES                                                             38

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward looking statements on our current expectations and projections about future events. These forward looking statements are subject to risks, uncertainties, and assumptions about our company, including:

         O the operations and potential profitability of BioAgra, LLC, a company in which we have a 50% interest;

         O the rate of market development and acceptance of our beta glucan products in the animal and aquatic animal feed industry within which we are concentrating our business activities;

         O the rate of market development and acceptance of our beta glucan products for human consumption;

         O        our  ability to compete  successfully  with  growth  promotion
                  antibiotic   manufacturers   and  other   providers   of  feed
                  additives;

         O the operations and potential profitability of ExypnoTech, Gmbh, a company in which we have a 49% interest that is manufacturing and developing inlay components used in the manufacturing of radio frequency identification devices ("RFID"), such as smart labels, smart cards and smart tags;

         O        the  limited   revenues  and  significant   operating   losses
                  generated by us to date;

         O the possibility of significant ongoing capital requirements and our ability to secure financing as and when necessary;

         O our ability to retain the services of our key management, and to attract new members to the management team; and

         O our ability to obtain and retain appropriate patent, copyright and trademark protection for our intellectual properties and any of our products.

         These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled "Item 1. Description of Business--Risk Factors" and other sections of this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the Securities and Exchange Commission, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

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

         When used in this report, the terms "we," "our," "us," "the company" and similar expressions refer to Vyta Corp, BioAgra, LLC, ExypnoTech, Gmbh and our subsidiaries, unless the context otherwise requires.

BUSINESS

GENERAL

         In 2004, we instituted steps to change our principal business from electronics technology to biotechnology. In August 2005, we purchased a 50% equity interest in BioAgra, LLC, a Georgia limited liability company. The remaining 50% was purchased by Xact Resources International and later assigned to Justin Holdings, Inc., both unaffiliated parties. BioAgra is engaged in the production, marketing and sale of Agrastim(R), a natural, non-toxic purified beta-1,3/1,6-D glucan feed additive used to replace growtH promotion antibiotics that are currently in use in the animal feed industry. In addition to its use as a feed additive, BioAgra intends to include Agrastim(R) in premixed feeds, such as in EquiForce(TM), a feed targeted for the equine industry that contains Agrastim(R), vitamins and minerals formulated to supply nutrients to meet the physiological needs of equine athletes and to boost theiR immune systems.

         BioAgra is also producing Purestim(TM), a purified beta-1,3/1,6-D glucan intended for use by other companies that manufacture neutraceuticals and dietary supplements for human consumption, and is designing other products for human, animal and aquaculture consumption based on beta glucan and other immunoenhancers. Purestim(TM), together with Agrastim(R), are sometimes referred to herein as "beta glucan products."

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

RECENT DEVELOPMENTS

         On December 27, 2007, we sold our 49% interest in ExypnoTech, Gmbh ("ExypnoTech") to TagStar Systems, GmbH for $250,000 cash pursuant to a share purchase agreement. ExypnoTech is a company that manufactures and develops radio frequency identification ("RFID") components used in the production of, among other things, smart labels, smart cards and smart tags. As a result of this sale, we no longer have any interest in ExypnoTech, and TagStar Systems owns 100% of ExypnoTech

         In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

         Animals in the cattle, dairy, poultry, turkey, duck, equine, and swine industries and aquatic animals, such as shrimp, are currently fed growth promotion antibiotics. BioAgra is targeting the cattle, dairy, poultry, turkey, duck and swine industries for the sale of Agrastim(R) as an alternative to growth promotion antibiotics used in feed. BioAgra is targeting the equine industry with a product called EquiForce(TM) that contains Agrastim(R) and has been formulated to supply nutrients to meet the physiological needs of equine athletes and to boost their immune systems.

         BioAgra has also begun producing and marketing a new beta glucan product under the name Purestim(TM). This product is sold to companies that manufacture neutraceuticals and dietary supplements for human consumption. BioAgra's beta glucan products may be targeted for other uses in the future.

BACKGROUND ON BETA GLUCAN PRODUCTS AND THE NEED FOR ALTERNATIVES TO GROWTH PROMOTION ANTIBIOTICS

         Agrastim(R) and Purestim(TM) are produced from spent brewer's or distillery yeast. The beta glucan products are a combination of bioactive nutrients and B-glucans that are extracted from the cell walls of yeast using steam injection and a centrifuging extraction process. Beta glucan is a natural, non-toxic product that has been shown to stimulate immune systems in animal, poultry and other organisms. Independent test results were published in an article titled "THE INFLUENCE OF B-GLUCAN ON IMMUNE RESPONSES IN BROILER CHICKENS" ("IMMUNOPHARMACOLOGY AND IMMUNOTOXICOLOGY," Volume 25, 2003 (Marcel Dekker)), demonstrating the stimulation of the broiler chicken's immune systems by the B-glucan. BioAgra's beta glucan products are designed to enhance the immune system and to promote accelerated growth in various organisms.

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

         The excessive use of antibiotics, especially growth promotion antibiotics, in animal feed may convert some bacteria into antibiotic-resistant strains of bacteria that can infect humans through the consumption of meat products. When a human develops a resistant strain of bacteria, it becomes difficult and expensive to treat due to the bacteria's resistance to antibiotics. The use of antibiotics in animal feed has already affected many countries in Europe, which have banned the use of growth promotion antibiotics in animal feed. It is expected that the United States may also begin to ban or discourage the use of these antibiotics in animal feed.

         Alternatives to antibiotics, including Agrastim(R), are increasingly in demand by animal farmers and other producers because they lack the drawbacks of antibiotics and other chemical compounds. Agrastim(R) is a natural, non-toxic product that has been proven to stimulate immune systems, thereby eliminating the usage of antibiotics and growth hormone supplements in animal feeds. Agrastim(R) is designed to enhance the immune system and to promote accelerated growth. We believe Agrastim(R) as a feed additive can help resolve the harmful effects of growth promotion antibiotics that can be toxic to humans and can produce safe and healthy animal feed that may be claimed as "drug-free."

         MANUFACTURING OF THE BETA GLUCAN PRODUCTS

RAW MATERIALS

         BioAgra produces its beta glucan products from spent brewer's or distillery yeast. Brewer's yeast is used in the production of alcoholic beverages. Currently, yeast and other raw materials utilized in the production of the beta glucan products are purchased from a Brazilian supplier pursuant to invoices documenting each separate purchase. The yeast is consistent with BioAgra's production needs and such arrangements currently are not subject to any volume limitations or import restrictions. Arrangements are being made with additional commercial firms that purchase and distribute these types of yeast. BioAgra believes that there is an adequate supply of these raw materials for the foreseeable future for BioAgra's proposed activities. BioAgra intends to purchase these raw materials from other available worldwide suppliers that can provide a cost efficient source of high quality raw materials that will permit it to produce a purified beta glucan product that is at least 80% pure.

PRODUCTION PLANT

         BioAgra's production plant is located at 103 Technology Drive, Hinesville, Georgia 31313. BioAgra has leased the facility from the Liberty County Industrial Authority pursuant to an Industrial Lease Agreement, dated March 1, 2005, for a period of 120 calendar months at $12,000 per month (of which certain amounts have been paid other than monthly as permitted by the lessor). At the expiration of the lease term, BioAgra has the option to purchase the leased premises (real estate and improvement) for $500,000. The facility is approximately 30,000 square feet, consisting of both office space and a production area and is also expected to include a research and development laboratory. The production area has enough space to hold three separate production lines in its current configuration, although as of this date, BioAgra only has a single production line. The facility is located on approximately 7.29 acres.

         The plant commenced operations in March of 2006. The plant went through a shakedown period in which BioAgra evaluated and better understood the controls and efficiencies of the plant. BioAgra started operating at full-scale capacity in April of 2006. The production line has a designed capacity of producing 10,000 kilograms of Agrastim(R) per month. BioAgra has approximately 2,000 kilograms of packaged and drummed pure Agrastim(R) finished and on the floor for sale and delivery. It has discontinued production at this time until demand is sufficiently strong to justify continued production.

PRODUCTION PROCESS

         In manufacturing the beta glucan product, the cell walls of the baker's or distillery yeast are exposed to high temperatures using steam injection. The mixture is then separated into solid and liquid portions by a centrifuge, and the liquid portion is discarded. The solid portion is thoroughly washed with water and then exposed to elevated temperatures using stream injection extracting a residue. The residue is separated again into solid and liquid portions by a centrifuge and the liquid portion is discarded. Finally, the solid portion is thoroughly washed with water and the residue is spray dried, which results in the beta glucan product.

         Agrastim(R) is a concentrate that many farmers or producers will be unable to mix with feed in the required proportions. Therefore, BioAgra expects to produce specialized premixes containing Agrastim(R) and vitamins and/or mannoproteins. Mannoproteins are purified from the yeast during the manufacturing process. BioAgra will be able to sell to a broader array of customers through the production of premixed products. EquiForce(TM), a premixed product designed for and marketed to the racing and sport horse industry, is one of BioAgra's first premixed products and is a combination of vitamins, minerals and Agrastim(R).

         Purestim(TM) is a concentrate that is being marketed and sold as an additive to companies that manufacture and sell neutraceuticals and dietary supplements. These companies will purchase the Purestim(TM) as an ingredient for inclusion in existing products. There has been limited sales of Purestim(TM) to customers of AHD International.

         EMPLOYEES

         BioAgra has three employees. In addition to its two managers and executive officers, there is one employee employed as Plant Manager, one as Research and Development Director and one as Administrative Assistant. During production cycles, BioAgra hires additional employees consisting of one manager and two crew members for each of two 12 hour shifts. When BioAgra begins full-scale operations, these temporary employees are expected to be hired on a full-time basis.

MARKETING AND DISTRIBUTION

         BioAgra is focusing its initial marketing efforts on the animal feed industry. BioAgra has targeted its efforts in the State of Georgia and those states in which the vast majority of poultry producers in the United States are located. The initial marketing strategy was to penetrate the poultry industry by utilizing existing industry distributors or direct sales on a national and international basis. BioAgra also marketed Agrastim(R) by attendance at various poultry-related conventions. After successful testing of Agrastim(R) with other animals, BioAgra has expanded the scope of its marketing to include the cattle, dairy, swine, aquatic animal, equine and dietary supplement industries.

         In addition to BioAgra's agreement with AHD International, LLC, BioAgra has one independent distributor, Agra Nutrition, LLC, that is marketing Agrastim(R) on a national basis and in India. Agra Nutrition, LLC is owned by Mr. Warren Robold who also functions as Director of U.S. and International Sales for BioAgra.

POULTRY AND TURKEY INDUSTRY

         Poultry is the largest worldwide source of protein food for human consumption. In addition, poultry can be raised in small geographical areas. In the United States, approximately 8 billion chickens and 275 million turkeys are farmed for "broiler" production and processing each year. Each broiler chicken consumes an average of 10 pounds of feed during its approximately 42 day life span for a total of 40 million tons of feed for all the broiler chickens in the United States each year. Each turkey consumes approximately 110 pounds of feed for a total of 13.75 million tons of feed. In addition, there are approximately 450 million egg producing chickens raised in the United States each year, which consume approximately 132 pounds of feed over a period of 1.5 years for a total of 27 million tons of feed.

CATTLE INDUSTRY

         The United States has the largest fed-cattle industry in the world, and is the world's largest producer of beef for domestic and export use. According to the National Cattleman's Beef Association, there are roughly 800,000 beef producers in the United States and approximately 97.1 million cattle in the United States. During the production process, cattle usually spend four to six months in a feedlot, during which time they are fed scientifically formulated rations. Producers and veterinarians take great care to use only the optimal amount of antibiotics needed to maintain an animal in good health. The United States government through the National AntiMicrobal Resistance Monitoring System strictly tracks antibiotic resistance as well as products and interventions to assure the safety of the cattle as well as the beef supply.

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

SWINE INDUSTRY

         Another industry where the use of antibiotics among animals is of concern is the swine industry. According to the United States Department of Agriculture, pork is the number one meat consumed in the world and there are approximately 70,000 hog farms in the United States today. Antibiotics may be given to prevent or treat disease in hogs; however, a "withdrawal" period is required from the time antibiotics are administered until it is legal to slaughter the animal. Pigs fed antibiotics are segregated so that residues can exit the animal's system and not be present in the meat. Recently, the pork industry has established programs to encourage producers to implement management practices that reduce the need for antibiotics, and to use antibiotics only when other management practices do not, or will not, succeed in managing a correctly diagnosed problem.

AQUACULTURE INDUSTRY

         Aquaculture is defined as the production of aquatic animals and plants under controlled conditions for all or part of their lifecycle. According to the United States Department of Agriculture's Economic Research Service, during the last two decades, the value of United States aquaculture production rose to nearly $1 billion and is one of the fastest growing food-producing sectors. According to the INTERNATIONAL TRADE REPORT produced in 2005 by the United States Department of Agriculture, U.S. per-capita seafood consumption has remained around 15 pounds through the late 1980s and 1990s, it is expected to increase as farm-raised products become cheaper. Currently, the United States consumes nearly 12 billion pounds of fish a year. By 2025, demand for seafood is projected to grow by another 4.4 billion pounds above what is consumed today. In addition, it is estimated that by 2020, 50 percent of the U.S. seafood supply will come from aquaculture.

EQUINE INDUSTRY

         In addition to the use of Agrastim(R) as an alternative to antibiotics in animal feed, BioAgra has developed a product with Agrastim(R) focused on racing and performance horses. Racing and performance horses are subject to the outbreak of debilitating and deadly diseases, such as the Equine Herpesvirus type 1 that killed six horses in an outbreak in December 2006 in Wellington, Florida. BioAgra's EquiForce(TM) product has been designed to supply vitamins and minerals needed to meet the physiological needs of equine athletes. In addition, EquiForce(TM) contains Agrastim(R) to boost equine immune systems to aid in suppressing bacterial and viral infections and increasing stamina and resistance to stress. A trial of the EquiForce(TM) product was conducted by an equine veterinarian at Fort Valley State University in Fort Valley, Georgia showing positive immune responses in a controlled study. BioAgra expects to obtain its first commercial scale order for the product in the near future.

NEUTRACEUTICALS AND DIETARY SUPPLEMENT INDUSTRY

         Annual sales of supplements, fortified foods and beverages and neutraceuticals for human consumption in the United States, are estimated to be approximately $100 billion. The vitamins, minerals and supplements market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "baby boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. BioAgra is considering the sale of Purestim(TM) as a supplement for introduction by outside companies into packaged products for human consumption.

CUSTOMERS

         BioAgra is targeting a broad range of customers consisting of both large and small consumers of animal feed both nationally and internationally to avoid dependency on one or a small number of customers. In addition, BioAgra is beginning to target neutraceutical and dietary supplement producers for the sale of Purestim(TM) as an additive in their existing products for human consumption.

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

         Mid South Feeds of Alma, Georgia began adding Agrastim(R) to its top 5 premium lines of dog food and its top 2 premium brands of horse feed in May 2006. In addition, Mid South Feeds has recently begun to add Agrastim(R) to its equine vitamin supplement, Equi-Match, which has been designed to be fed as a top-dress supplement for horses in training, competition and recovery. Mid South Feeds has over 175 distributors in Florida, Georgia, Alabama, Virginia, Kentucky, North Carolina and South Carolina. Besides manufacturing dog and horse feed, Mid South also manufactures fish and shrimp feed, and starter feed for dairy cattle and swine. To date, sales of Agrastim(R) by MidSouth have been limited.

MANAGEMENT

MANAGERS AND OFFICERS

         BioAgra is a manager-managed Georgia limited liability company. The managers and officers of BioAgra are as follows:

            NAME                             POSITION
------------------------     --------------------------------------
Neal Bartoletta              Manager, President and Chief Executive
                             Officer

Paul H. Metzinger            Manager, Executive Vice President,
                             Chief Financial Officer and Secretary

BIOGRAPHICAL INFORMATION

         Biographical  information regarding Mr. Metzinger is set forth in "Item
9--Directors   and  Executive   Officers  of  the  Company."  The  following  is
biographical information about Mr. Bartoletta:

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

RESEARCH AND DEVELOPMENT

         Our research and development activities were formerly conducted through NanoPierce Connection, with additional activities occurring at ExypnoTech. For the fiscal years ended June 30, 2008 and 2007, we incurred no research and development expenses.

         We anticipate that a substantial amount of research and development activities will occur at BioAgra, LLC. The expected activities include testing Agrastim(R) and Purestim(TM) for quality control and the development of new premixed products containing Agrastim(R) that will allow BioAgra to market and sell to a broader range of customers. BioAgra expects to fund and build an extensive research and development laboratory at its main facility and has adequate space at the facility to build such a laboratory. The laboratory is currently in the design stages.

         BioAgra sponsors independent university research projects for Agrastim(R). One past research project was an equine study completed by Fort Valley State University in Fort Valley, Georgia. Another research project was conducted by the University of Georgia relating to the application of Agrastim(R) in chicken feed as an alternative to antibiotics to treat necrotic enteritis, a deadly disease affecting poultry and turkey.

         BioAgra and Agra Nutrition, LLC have conducted, in the past, and are currently conducting numerous field trials of Agrastim(R) in all market applications. These trials provide valuable data relating to the benefits of using Agrastim(R) in the feeds of animals. The dairy market is of particular interest to BioAgra and Agra Nutrition, LLC because of the dramatic reduction on somatic cell count in milk after application of Agrastim(R) in the feed of dairy cattle. A reduction in somatic cell count is directly related to an increase in overall milk production and can contribute to longer shelf life of the milk.

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

         Other potential competitors to BioAgra include those companies already producing beta glucan for human consumption. This type of "purified" beta glucan is considered too expensive to use in markets other than for direct human consumption. Other competitors are those producing beta glucan with a 60% or less bioactivity level for the markets addressed by BioAgra. "Bioactivity" is the ability to activate the cells of the immune system, specifically white blood cells that help to kill and digest foreign materials and infectious microorganisms. The greater the bioactivity level, the greater the ability to activate the cells of the immune system. Based upon data provided to us, beta glucan having less than 80% bioactivity is not effective in the animal feed markets chosen by BioAgra. BioAgra intends to produce beta glucan with at least 80% bioactivity and intends to provide a written guarantee to its customers that its beta glucan products will have a bioactivity level of at least 80%.

         Competition will also consist of established producers of growth promotion antibiotic products. These are large companies with vast resources allocated to the protection of the brand recognition and market share of their products. Success will require people switching from the artificial antibiotic growth products to beta glucan products.

         We are also aware of one company, Fibona Health Products GmbH, which is promoting yeast beta glucan products in Europe and the United Kingdom. We do not believe its products will compete with BioAgra's beta glucan products.

INTELLECTUAL PROPERTY

BIOAGRA

PROGRESSIVE BIOACTIVES LICENSE TERMINATION AGREEMENT

         On July 11, 2007, BioAgra, LLC entered into a Termination and Mutual General Release Agreement with Progressive Bioactives, Inc. to terminate the parties' Technology License Agreement dated April 15, 2005 that had granted BioAgra the license to produce and process a yeast beta glucan product. As consideration for termination of the Technology License Agreement, BioAgra agreed to pay to Progressive Bioactives 2.5% of its gross sales of beta glucan products from July 1, 2007 through June 30, 2017. Additionally, for a period of two years beginning on July 1, 2007, BioAgra agreed to use its best efforts not to pursue marketing and sales of its beta glucan products in the field of livestock, companion animal, and aquaculture in Canada, South Africa, Australia, Chile, and South Korea. BioAgra also agreed to indemnify and hold Progressive Bioactives harmless from any third-party claim arising from any sale of beta glucan into the human nutrition and cosmetic markets.

         The termination and mutual release agreement further provided that BioAgra has the right to manufacture beta glucan products utilizing its own intellectual property, methods and processes, such methods and processes being independent of and separate from any patent or other intellectual property rights of Progressive Bioactives. BioAgra and Progressive Bioactives (and its affiliates) each acknowledged and agreed that their respective beta glucan technology does not infringe on the technology of the other party and agreed not to sue each other or any agent, customer, affiliate, representative distributor or other person acting on behalf of such party for infringement of any current or future intellectual property rights based on each party's use of its own methods and processes for producing beta glucan or any reasonable modifications thereof.

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

PARTICLE TECHNOLOGY

         We are currently in the process of attempting to license our NCS(TM) technology to third parties. NCS(TM) is a method where metallized, hard, microscopic particles are deposited onto one of two contact surfaces, through electrolytic or electro-less plating methods or other methods. When the two surfaces are pressed together, the conductive particles penetrate the second contact surface and create an electrical connection. Bonding of the contact surfaces can be achieved using nonconductive adhesives or ultrasonic welding. NCS provides advantages to potential users including lower costs through the usage of less expensive materials, the elimination of manufacturing steps, improved thermal and electrical properties, elimination of special environments for application, decreased production time, easy integration into existing production lines, increased design miniaturization, adaptability for specific applications, and RF (radio frequency) performance.

         OTHER INTELLECTUAL PROPERTY

         We currently hold 11 patents with the U.S. Patent and Trademark Office. To reduce expenses, during the fiscal years ended June 30, 2006 and 2005, we abandoned several of our patent applications. We also hold several trademarks with the U.S. Patent and Trademark Office in connection with our former name, logo and services.

GOVERNMENT REGULATION

         BioAgra has self-certified that all components of its beta glucan products are generally recognized as safe or GRAS according to the U.S. Food and Drug Administration regulations. A GRAS designation exempts the beta glucan products from the regulations of the U.S. Department of Agriculture, permitting the sale of the beta glucan products anywhere in the United States without obtaining a license. Should BioAgra determine that the beta glucan products can no longer be recognized as GRAS, it will be required to sell the beta glucan products as food additives by obtaining a license to sell from each individual state in which sales would occur. There is no assurance that BioAgra will be able to successfully obtain or maintain licenses in all states in which sales are expected to be made or that the cost of obtaining and maintaining these licenses will not limit BioAgra's ability to sell the beta glucan products.

         We believe that we are in compliance with all federal and state laws and regulations governing our limited operations. Further, we believe that we are in compliance with all German laws and regulations governing our limited operations in Germany. Compliance with federal and state environmental laws and regulations did not have a material effect on our capital expenditures, earnings or competitive position during the fiscal years ended June 30, 2008 or 2007.

EMPLOYEES

         As of October 10, 2008, we and our subsidiaries had one employee. Mr. Metzinger is our only executive officer and has a signed employment agreement with us.

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

RISKS RELATING TO OUR BUSINESS AND THE BUSINESS OF OUR UNCONSOLIDATED INVESTEES

WE HAVE A HISTORY OF LOSSES

         We expect that BioAgra's manufacturing, developing and marketing of Agrastim(R) as a feed additive in the poultry, equine, cattle, swine and aquaculture industries and Purestim(TM) for human consumption will be expensive. We recently have incurred increased operating expenses without any increase in revenues. We reported a net loss of $1,930,791 and $4,460,541 for our fiscal years ended June 30, 2008 and 2007, respectively.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

         Our independent registered public accounting firm's audit report on our consolidated financial statements as of June 30, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As a result of the conditions that gave rise to this going concern modification in our auditor's report on our financial statements, we may have a difficult time obtaining significant additional financing. If we are unable to secure significant additional financing, we may be obligated to seek protection under the bankruptcy laws and our stockholders may lose their investment.

OUR JOINT VENTURE INVESTMENTS COULD BE ADVERSELY AFFECTED BY OUR LACK OF SOLE DECISION-MAKING AUTHORITY, OUR RELIANCE ON CO-VENTURERS' FINANCIAL CONDITION AND DISPUTES BETWEEN OUR CO-VENTURERS AND US

         Our primary business is our 50% interest in BioAgra. Investments in joint ventures involve risks that would not be present were another party not involved, including the possibility that our co-venturer, Justin Holdings, Inc. with respect to BioAgra, LLC (of which is an entity over which we have no control), might become bankrupt, fail to fund their share of required capital contributions or fail to perform their responsibilities under our agreements with them. Our co-venturers' and our licensees also may have economic or other business interests or goals that are inconsistent with our business interests or goals, and they may be in a position to make decisions or to take actions that are contrary to our preferences, policies or objectives.

         We do not have sole decision making control regarding the BioAgra joint ventures. With respect to BioAgra, in which we have a 50% interest, we have the potential risk of impasses on decisions, such as the business policies, practices and procedures relating to the production and marketing of beta glucan products or a sale of the joint venture, because neither we nor the other 50% owner, Justin Holdings, Inc., has full control over the joint venture. Disputes between us and our co-venturer may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort exclusively on our business. Consequently, actions by or disputes with our co-venturer might result in subjecting properties owned by the joint ventures to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our co-venturer.

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

         BioAgra entered into a Termination and Mutual General Release Agreement with Progressive Bioactives. Pursuant to the termination agreement, BioAgra and Progressive Bioactives agreed not to sue each other for infringement of any current or future intellectual property rights based on each party's use of its own methods and processes or any reasonable modifications thereof, for the development and manufacture of beta glucan products. However, we can provide no assurance that Progressive Bioactives will not allege that BioAgra has violated its intellectual property rights through the production and sale of the beta glucan product, which could result in substantial monetary damages or injunctions prohibiting the production of the beta glucan products.

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

WE CANNOT  GUARANTEE  THE  QUALITY,  PERFORMANCE  OR  RELIABILITY  OF  BIOAGRA'S
PRODUCTS

         Except as described in the prior risk factor, we have no prior experience manufacturing or producing beta glucan products or any other products. We are relying upon the skill and experience of BioAgra's managers and our co-joint venturer to timely and cost effectively manufacture the beta glucan product. We expect that BioAgra's customers will demand quality, performance and reliability. We cannot assure you that we or our co-joint venturer will be able to meet the quality control standards that may be established by various industries for feed additives. BioAgra intends to provide a written guarantee or other assurance to its customers that its beta glucan products will have a bioactivity level of at least 80%. "Bioactivity" is the ability to activate the cells of the immune system, specifically white blood cells that help to kill and digest foreign materials and infectious microorganisms. The greater the bioactivity level, the greater the ability to activate the cells of the immune system. However, BioAgra cannot guarantee that all batches of the beta glucan products produced for inclusion in various animal feed products will meet that bioactivity level. Should BioAgra be unable to meet the standard, it may lose existing customers and be unable to acquire new customers.

THERE MAY BE INSUFFICIENT DEMAND FOR BIOAGRA'S BETA GLUCAN PRODUCTS

         Sales of the beta glucan products have been limited to date. The market acceptance of new products and technologies, including the beta glucan products, is subject to a number of factors, including the ability of the product to more effectively and efficiently meet potential customers' needs than current products. Antibiotics and growth hormone supplements are widely used in animal feed. BioAgra must convince potential customers that Agrastim(R) is safe and effective as a feed additive and can be manufactured efficiently and cost effectively before animal producers will be willing to use the product rather than existing products such as antibiotics and growth hormone supplements. In addition, BioAgra must convince potential customers that Purestim(TM) is safe for human consumption. To create this consumer demand, BioAgra will have to successfully market and sell its products. BioAgra has been conducting independent research studies and field trials as part of its overall marketing efforts, which has delayed market acceptance of Agrastim(R) and Purestim(TM). While results in such research studies and field trials have been favorable, the beta glucan products may not be viewed by consumers as an improvement over existing products and may not achieve commercial acceptance.

WE MAY BE UNABLE TO MEET OUR ONGOING NEEDS FOR ADDITIONAL CAPITAL

         We cannot accurately predict how much funding we will need to implement our strategic business plan or to continue operations. Our future capital requirements, the likelihood that we can obtain money and the terms of any financing will be influenced by many different factors, including:

         O        our revenues and the revenues of our joint ventures;

         O        the status of competing products in the marketplace;

         O        our performance in the marketplace;

         O        our overall financial condition;

         O        our business prospects;

         O        the  perception  of  our  growth   potential  by  the  public,
                  including potential lenders;

         O        our  ability  to  enter  into  joint   venture  or   licensing
                  relationships to achieve a market presence; and

         O our progress in developing, marketing and selling the beta glucan products.

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

         In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

BIOAGRA MAY BE UNABLE TO HIRE AND RETAIN INDEPENDENT DISTRIBUTORS

         BioAgra's future success depends on its ability to attract qualified independent distributors for the beta glucan products. It may be unable to attract or retain these independent distributors. If BioAgra fails to attract or retain independent distributors, or if its existing independent distributors fail to find end users for the beta glucan products, it may be unable to successfully bring the beta glucan products to the marketplace and to generate sufficient revenues to offset operating costs.

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

         O TRADE SECRETS MAY BECOME KNOWN BY THIRD PARTIES. Our trade secrets or proprietary information may become known or be independently developed by competitors.

         O        RIGHTS  TO  PATENTS  AND  TRADE  SECRETS  MAY BE  INVALIDATED.
                  Disputes may arise with third parties over the ownership of our intellectual property rights. Our patents may be invalidated, circumvented or challenged, and the rights granted under those patents that provide us with a competitive advantage may be nullified.

         O PROBLEMS WITH FUTURE PATENT APPLICATIONS. Our pending or future patent applications may not be approved, or the scope of the granted patent may be less than the coverage sought.

         O THIRD PARTIES MAY DEVELOP SIMILAR PRODUCTS OR MANUFACTURING PROCESS. Competitors may develop similar products, duplicate our products or may design around the patents that are owned by us. Competitors may develop a similar manufacturing process, duplicate our manufacturing process or may design around any patents that are owned by us in relation to the manufacturing process.

         O LAWS IN OTHER COUNTRIES MAY INSUFFICIENTLY PROTECT INTELLECTUAL PROPERTY RIGHTS ABROAD. Foreign intellectual property laws may not adequately protect our intellectual property rights abroad. Our failure to protect these rights could adversely affect our business and financial condition.

         O LITIGATION MAY BE REQUIRED TO PROTECT INTELLECTUAL PROPERTY RIGHTS. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the rights of third parties or to defend against claims of infringement or invalidity by third parties. This litigation could be expensive, divert resources and management's time from our sales and marketing efforts, and could have a materially adverse effect on our business, financial condition and results of operations and on our ability to enter into joint ventures or partnerships with others.

ECONOMIC FACTORS OUTSIDE OUR CONTROL MAY HAVE AN ADVERSE EFFECT ON OUR REVENUES AND INCOME

         BioAgra's income may be impacted by economic factors that are beyond its control such as fluctuations in the price of animal feed and human dietary supplements, outbreaks of diseases in animals, and demand for products related to cattle, dairy, poultry, equine, swine, aquatic animals and human neutraceuticals and dietary supplements. Rising animal feed prices and increases in production costs for livestock producers may cause a reduction in overall production, which, in turn, could adversely impact BioAgra's revenues. An outbreak of disease, such as avian influenza or mad cow disease, could result in increased government regulation of the livestock industry, a serious drop in demand for livestock products, and adverse publicity materially affecting the animal producers for a significant period of time, which could adversely impact BioAgra's business, revenues, prospects, financial condition, and results of operation.

         In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and BioAgra's business, revenues, financial condition, and results of operations cannot be predicted at this time, but may be substantial.


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

        O         financial resources;

        O         manufacturing capabilities;

        O         diversity of revenue sources and business opportunities;

        O         personnel and human resources; and

        O         research and development capabilities.

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

BIOAGRA'S USE OF A SINGLE MANUFACTURING FACILITY MAY RESTRICT ITS ABILITY TO ATTRACT CUSTOMERS

         BioAgra will fulfill the needs of varied livestock producers, human dietary supplement producers and horse owners based on the use of a single manufacturing plant and a single production line. BioAgra's manufacturing limitations may restrict its ability to attract large customers who require certainty in the production process. If BioAgra is successful, it anticipates expanding manufacturing operations. However, while our production area has enough space for three separate production lines, there is no assurance that BioAgra will have the financial resources required to expand its production facilities beyond the single production line currently existing at the Georgia manufacturing facility.

MANUFACTURING CAPACITY RESTRAINTS AND LIMITED EXPERIENCE MAY HAVE AN ADVERSE AFFECT ON BIOAGRA

         BioAgra has limited manufacturing capacity and experience. BioAgra may encounter some difficulties, such as significant unexpected costs and delays, in scaling up the manufacturing operations of BioAgra to produce quantities required for it to achieve profitability. The failure to scale-up BioAgra's manufacturing operations in a timely and cost-effective manner may adversely affect our income. We believe that we have adequate capacity to meet anticipated demand for 2007. However, in the event the demand for the beta glucan products rapidly increases or spikes in a certain period, BioAgra may not have the manufacturing ability to fulfill demand, either in its own facilities or through agreements with third parties. A potential lack of manufacturing capacity may materially affect BioAgra's and our reputation, prospects, revenue, income and results of operation.

AN INCREASE IN THE COST OR A DISRUPTION IN THE FLOW OF BIOAGRA'S IMPORTED YEAST PRODUCT MAY DECREASE ITS SALES AND PROFITS

         BioAgra obtains its entire supply of spent yeast product, which is used to manufacture the beta glucan products, from a Brazilian supplier. Risks associated with BioAgra's use of imported spent yeast include: disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes and political unrest; problems with oceanic shipping, including shipping container shortages; economic crises and international disputes; increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries; adverse fluctuations in currency exchange rates; and import duties, import quotas, trade embargoes and other trade sanctions. A disruption in the flow of spent yeast from the Brazilian supplier or an increase in the cost of the spent yeast may limit or decrease BioAgra's sales and profits.

REPLACING BIOAGRA'S SOLE SUPPLIER OF KEY MATERIALS COULD RESULT IN UNEXPECTED DELAYS AND EXPENSES

         BioAgra obtains key materials and services for the beta glucan products from sole source suppliers, primarily with respect to spent brewer's or distillery yeast. Specifically, BioAgra obtains its spent yeast product from a sole source in Brazil. Should the Brazilian supplier become unable to supply BioAgra with the spent yeast product, BioAgra will be forced to purchase substitute products. All of these materials are commercially available elsewhere. However, if BioAgra is required to locate a new supplier, the substitute or replacement materials may need to be tested for equivalency. The process of locating a new supplier and any testing of materials, if necessary, may cause a delay in production of the beta glucan products and may cause BioAgra to incur additional expense.

RISKS RELATING TO THE OWNERSHIP OF OUR EQUITY SECURITIES

WE HAVE A SINGLE CONTROLLING SHAREHOLDER, WHO HAS THE POWER TO ELECT A MAJORITY OF OUR BOARD OF DIRECTORS AND CONTROL OUR STRATEGIC DIRECTION

         As of October 10, 2008, Arizcan Properties Ltd. owned approximately 26% of our outstanding common stock assuming all securities held by Arizcan Properties and other holders that are convertible into common stock or exercisable for common stock were converted or exercised. In addition, as a result of our March 2007 private placement transaction, we issued to Arizcan Properties warrants and shares of series A nonconvertible preferred stock. As a result, Arizcan Properties acquired approximately 51% of our voting power, and, on a fully diluted basis, Arizcan Properties would hold approximately 80% of our voting power if they exercise the warrant. These shares give Arizcan Properties Ltd. the power to elect a majority of our board of directors and, through that board control, control our operations. The ability of other shareholders to influence our direction (for example, through the election of directors) is therefore limited or not available.

SALES OF COMMON STOCK BY OUR CONTROLLING SHAREHOLDER MAY RESULT IN A CHANGE OF CONTROL

         As of October 10, 2008, Arizcan Properties, Ltd. is our controlling shareholder. Arizcan Properties, Ltd. may cause us to have a change of control if they sell enough of our common stock. We are not aware of any present intention of Arizcan Properties, Ltd. to cause us to have a change of control and we are not aware of any other arrangements that may result in a change of control.

WE HAVE A THINLY-TRADED STOCK AND PUBLIC SALE OF SHARES BY OUR CONTROLLING SHAREHOLDER COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DROP SIGNIFICANTLY

         As of October 10, 2008, Arizcan Properties, Ltd. owned approximately 26% of our outstanding common stock assuming all securities held by Arizcan Properties, Ltd. and other holders that are convertible into common stock or exercisable for common stock were converted or exercised. If Arizcan Properties, Ltd. were to begin selling shares in the market rather than holding all of those shares over a longer term, the added available supply of shares could cause the market price of our shares to drop. Furthermore, in light of the large number of shares that it holds and its generally lower acquisition cost of those shares, Arizcan Properties, Ltd. could be willing to sell it shares at a price lower than the currently-prevailing market price, thereby depressing that price.

THE SALE OF SECURITIES BY CURRENT STOCKHOLDERS COULD CAUSE DILUTION OF EXISTING HOLDERS OF OUR COMMON STOCK BY DECREASING THE PRICE OF OUR COMMON STOCK

         The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market, by investor perception that substantial amounts of common stock could be sold or by the fact or perception of other events that could have a dilutive effect on the market for our common stock. As of October 10, 2008, we had 45,013,178 shares of our common stock outstanding. If all of our outstanding options and warrants were exercised and all of our reserved shares of common stock were issued, we could have up to 54,600,312 shares of common stock outstanding. Future transactions with other investors could further depress the price of our common stock because of additional dilution.

THE PRICE OF OUR COMMON STOCK COULD BE AFFECTED BY THE ABILITY OF HOLDERS OF OUR COMMON STOCK TO SELL THEIR STOCK

         The market price of our common stock will be influenced by the ability of common stockholders to sell their stock. As of October 10, 2008, approximately 22,064,326 shares of our common stock were freely transferable and constitute the "float" in the public market for our common stock. If all of our outstanding options and warrants were exercised and all of our reserved shares were issued, the "float" for our common stock could increase to a total of 54,600,312 shares. As of October 10, 2008, approximately 22,948,852 shares of our common stock were "restricted" or "control" securities within the meaning of Rule 144 under the Securities Act of 1933. These restricted securities cannot be sold unless they are registered under the Securities Act of 1933, or unless an exemption from registration is otherwise available, including the exemption that is contained in Rule 144. If all of our outstanding options and warrants were exercised and all of our reserved shares were issued, the number of "restricted" or "control" shares of our common stock could increase to a total of 8,754,844 shares.

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

         O        dividend and liquidation preferences;

         O        voting rights;

         O        conversion privileges;

         O        redemption terms; and

         O other privileges and rights of the shares of each authorized series.

The issuance of large blocks of preferred stock could have a dilutive effect on our existing stockholders and could negatively impact our existing stockholders' liquidation preferences. In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to third parties as a method of discouraging, delaying or preventing a change in control in our present management.

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

         Our common stock is not a reported security and is currently subject to the Securities and Exchange Commission's "penny stock" rules. It is anticipated that trading in our common stock will continue to be subject to the penny stock rules for the foreseeable future.

         Until such time as our common stock meets an exception to the penny stock regulations cited above, trading in our securities is covered by Rule 15g-2 and Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under Rule 15g-2, before a broker/dealer can consummate a trade in penny stock, the broker/dealer must send an additional disclosure, receive a written acknowledgement of such disclosure from the purchaser of the penny stock, and wait two business days from the date the additional disclosure was sent. Under Rule 15g-9, broker/dealers who recommend penny stocks to persons who are not established customers or accredited investors must make a special determination in writing for the purchaser that the investment is suitable, and must also obtain the purchaser's written agreement to a transaction before the sale.

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


ITEM 3. LEGAL PROCEEDINGS

HARVEST COURT LITIGATION

FINANCING AGREEMENT SUIT:

         The Company is a plaintiff and counter-claim defendant in a suit pending in the United States District Court for the Southern District of New York (the "District Court"). In this suit, the Company filed claims for
securities  fraud,   common-law  fraud,  and  breach  of  contract  against  the defendants. One defendant, Harvest Court, LLC ("Harvest Court"), has counterclaimed for alleged violations of the federal securities laws. In January 2008 the Court granted summary judgment against the Company on all of its claims, which the Company intends to appeal when the judgment becomes final. The Court also dismissed certain counterclaims against the Company. The Company intends to vigorously defend itself against the remaining claims. In a disclosure statement filed by Harvest Court, it set forth a damage computation of approximately $4.1 million, as well as other categories of damages, such as out-of-pocket, statutory, punitive, and other for unspecified amounts.

         Harvest Court has also sued the Company in New York state court (the "State Court") for breach of contract relating to its failure to issue certain shares of stock allegedly due under a pre-2007 financing agreement. The Company has counterclaimed in this case for fraud. The State Court issued an injunction requiring the company to reserve and set aside a certain amount of stock, which the Company has done. The Company intends to vigorously defend itself and prosecute its counterclaims.

         If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and an unfavorable ruling could result in a material adverse impact on the financial position and results of operations of the period in which the outcome is determined.

DEPOSITORY TRUST LAWSUIT

         In May 2004, we filed suit against the Depository Trust and Clearing Corporation ("DTCC"), The Depository Trust Company ("DTC"), and the National Securities Clearing Corporation ("NSCC") in the Second Judicial District Court of the County of Washoe, State of Nevada. The suit alleges multiple claims under the Nevada Revised Statutes 90.570, 90.580, 90.660 and 598A.060 and on other legal bases. The complaint alleges, among other things, that the DTCC, DTC and NSCC acted in concert to operate the "Stock Borrow Program," originally created to address short term delivery failures by sellers of securities in the stock market. According to the complaint, the DTCC, NSCC and DTC conspired to maintain significant open fail deliver positions of millions of shares of our common stock for extended periods of time by using the Stock Borrow Program to cover these open and unsettled positions. We were seeking damages in the amount of $25,000,000 and treble damages. Responsive pleadings were filed by the defendants. In April 2005, the court granted a motion to dismiss the lawsuit. We filed an appeal to the Supreme Court of the State of Nevada to overturn the motion to dismiss the lawsuit. Oral argument on the appeal was presented before the Nevada State Supreme Court in February 2007. In September 2007, the Nevada Supreme Court ruled that all of our claims were preempted by federal law and affirmed the district court's dismissal of our complaint. We subsequently filed a Petition For Writ of Certiorari with the U.S. Supreme Court. The Petition was denied before the end of the term in June 2008.

OTHER LITIGATION

         On September 15, 2008, the Company filed collection and foreclosure proceedings against BioAgra in the City and County Court of Denver, Colorado. The collection and foreclosure proceedings are directly related to principal and accrued interest of approximately $4 million in loans advanced to BioAgra, including the $3,963,982 loaned through a series of secured promissory notes, and an additional $37,788 for open advances not represented by a promissory note.

         Upon the successful conclusion of the litigation, the Company intends to be the sole holder of the assets of BioAgra and plans to continue the operations of BioAgra, and the manufacturing and the marketing of the AgraStrim product.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is presently quoted on the over-the-counter bulletin board maintained by the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers) ("FINRA") under the symbol "VYTC.OB." Our common stock is also traded on the Berlin Stock Exchange, the Frankfurt Stock Exchange, the Munich Stock Exchange and the Xetra Stock Exchange under the symbols indicated in the table below:

           FOREIGN EXCHANGE                 TRADING SYMBOL
        ------------------------            --------------
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



           2008 FISCAL YEAR                   HIGH           LOW
           ----------------                   ----           ---
September 30, 2007                        $   0.42      $   0.428
December 31, 2007                             0.23          0.165
March 31, 2008                                0.24          0.20
June 30, 2008                                 0.17          0.17

           2007 FISCAL YEAR
           ----------------
September 30, 2006                        $   0.49      $   0.41
December 31, 2006                             0.41          0.41
March 31, 2007                                0.32          0.32
June 30, 2007                                 0.42          0.35


         As of June 30, 2008, there were approximately 557 holders of record of our common stock.

DIVIDENDS

         Our board of directors determines any payment of dividends. We have not paid any cash dividends on our common stock in the past, and we do not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund our future operations. There can be no assurance that we will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

         We made the following unregistered sales of its securities from April 1, 2008 through June 30, 2008.


     DATE OF SALE          TITLE OF SECURITIES      NO. OF SHARES        CONSIDERATION        CLASS OF PURCHASER
------------------------ ------------------------ ------------------ ---------------------- ------------------------
   7/1/07 - 6/30/08           Common Stock                6,168,333               $930,125  Controlling Shareholder

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

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

         Not applicable.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward looking statements on our current expectations and projections about future events. These forward looking statements are subject to risks, uncertainties, and assumptions about us, including:

         O the operations and potential profitability of BioAgra, LLC, a company in which we have a 50% interest;

         O the rate of market development and acceptance of our beta glucan products in the animal and aquatic animal feed industry within which we are concentrating our business activities;

         O the rate of market development and acceptance of our beta glucan products for human consumption;

         O        our  ability to compete  successfully  with  growth  promotion
                  antibiotic   manufacturers   and  other   providers   of  feed
                  additives;

         O the operations and potential profitability of ExypnoTech, Gmbh, a company in which we have a 49% interest that is manufacturing and developing inlay components used in the manufacturing of radio frequency identification devices ("RFID"), such as smart labels, smart cards and smart tags;

         O        the  limited   revenues  and  significant   operating   losses
                  generated by us to date;

         O the possibility of significant ongoing capital requirements and our ability to secure financing as and when necessary;

         O our ability to retain the services of our key management, and to attract new members to the management team; and

         O our ability to obtain and retain appropriate patent, copyright and trademark protection for our intellectual properties and any of our products.

         These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled "Item 1. Business--Risk Factors" and other sections of this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the Securities and Exchange Commission, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

         Our registered public accounting firm's audit report on our consolidated financial statements as of June 30, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements included in this report.

PLAN OF OPERATIONS

         At June 30, 2008, we had cash on hand of $54,550, which we do not believe is sufficient to fund our operations for the next twelve months. We intend to use our cash funds to continue to support operations. We intend to continue to develop the business opportunity presented by our investment in an unconsolidated investee, BioAgra and the Agrastim(R) product. The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

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

RESULTS OF OPERATIONS

         During the fiscal years ended June 30, 2008 and 2007, we did not have any revenues from operations.

         General and administrative expenses during the fiscal year ended June 30, 2008 were $663,270 compared to $1,835,973 for the fiscal year ended June 30, 2007. The decrease of $1,172,703 is mainly attributable to a decrease in stock-based compensation expense of $743,750 and the $440,612 decrease in consulting expenses.

         During the fiscal year ended June 30, 2008, we recognized a net loss of $1,930,791 compared to a net loss of $4,460,541 during the fiscal year ended June 30, 2007. The decrease of $2,529,750 primarily resulted from the decrease of $1,172,703 in general and administrative expenses, discussed above and the $1,198,000 provision for loss on the note receivable owed by BioAgra, which was recorded in 2007.

         We recorded a net loss applicable to common shareholders of $1,970,901 during the year ended June 30, 2008 compared to $4,473,691 during the fiscal year ended June 30, 2007. The decrease of $2,502,790 was a result of the decrease of $1,172,703 in general and administrative expenses combined with the $1,198,000 provision for loss on the note receivable owed by BioAgra, which was recorded in 2007. We recognized a $40,110 deemed dividend on preferred stock issued during the fiscal year ended June 30, 2008 compared to $13,150 during the year ended June 30, 2007.

LIQUIDITY AND FINANCIAL CONDITION

         Net cash used in operating activities in 2008 was $598,599, compared to net cash used in operating activities in 2007 of $612,724. In 2008, the net cash used represented a net loss of $1,930,791, adjusted for certain non-cash items consisting of depreciation expense of $4,612, equity in net loss of unconsolidated investees of $1,431,774 and a gain on the sale of investment in unconsolidated investee of $164,234.

         In 2007, the net cash used represented a net loss of $4,460,541, adjusted for certain non-cash items consisting of non cash consulting expense and depreciation expense of $441,584, equity in net losses of unconsolidated investees of $1,426,590, a provision for loss on a note receivable of $1,198,000, and $743,750 in options issued for compensation.

         During the fiscal year ended June 30, 2008, we raised $930,125 cash through the sale of 6,168,333 shares of its restricted common stock to our controlling shareholder, Arizcan.

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

         During the fiscal year ended June 30, 2007, we raised $500,000 through the sale of 500,000 shares of its Series A nonconvertible preferred stock to Arizcan. The shares provide that when voting as a single class, the shares have the votes and voting power that at all times is greater by 1% than the combined voting power of all other classes of securities entitled to vote on any matter. As a result of the issuance, Arizcan acquired approximately 51% of the voting power of the Company. We have a right, solely at the Company's discretion, to redeem the shares in ten years at 130% of deemed par value.

         During the fiscal year ended June 30, 2008, we raised $89,500 through advances from our majority shareholder, Arizcan. These funds are unsecured and due on demand. During the year ended June 30, 2008, we repaid $50,000 of the advances and currently owe $39,500.

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

         During the year ended June 30, 2007, we advanced $1,182,784 to BioAgra at 7.5% interest. During the year ended June 30, 2008, we advanced $921,237 to BioAgra at 7.5% interest. We have classified these notes receivable as non-current assets on the balance sheet and are not accruing interest on these notes receivable, as they are currently in default and non-performing. In September 2008, we filed foreclosure proceedings in connection with the failure to make payment on the notes.

         During the fourth quarter of the year ended June 30, 2007, we made a decision to provide for a loss on the value of the note receivable. This decision was based on factors including our evaluation of past and current operating results, failure of BioAgra to make scheduled payments and our continuing support of the operational efforts of BioAgra. We also considered the estimated fair value of BioAgra's assets and liabilities in making the decision. As a result of this decision, we recorded a charge of $1,198,000 in the fourth quarter ended June 30, 2007.

         During the year ended June 30, 2008, we did not have any significant operations, and our management spent a majority of the fiscal year, raising additional funds for the BioAgra investment and supporting it marketing and sales efforts. During the 2009 fiscal year we intend to continue our efforts to aid BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets.

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

         In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), BUSINESS COMBINATIONS, ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until July 1, 2009. The Company's management expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

         In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51, OR SFAS NO. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management believes that SFAS 160 will not have a material impact on the Company's financial position or results of operations.

         In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability
(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         O        stock based compensation;

         O        long-lived assets;

         O        investments  in  and  notes  and  advances   receivable   from
                  unconsolidated investees;

         O        international operations;

         O        revenue recognition and deferred revenue;

         O        litigation; and

         O        contractual obligations.

STOCK-BASED COMPENSATION

         Beginning July 1, 2006, we adopted the provisions of and account for stock-based compensation in accordance with Statement of Financial Accounting standards No. 123 - revised 2004 ("SFAS 123R"), SHARE-BASED PAYMENT, which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

LONG-LIVED ASSETS

         We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include negative projected operating performance by us and significant negative industry or economic trends. We do not believe that there has been any impairment to long-lived assets as of June 30, 2008.

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

NOTES AND ADVANCES RECEIVABLE

         Notes and advances receivable consist of promissory notes and advances made to our unconsolidated investee, BioAgra. Notes and advances receivable are recorded net of an allowance for uncollectible receivables. Allowances for estimated losses from uncollectible loans are recorded when it is probable that the counterparty (BioAgra) will be unable to pay all amounts due according to the terms of the promissory notes and advances receivable.

         The Company stops accruing interest on a loan when the borrower's ability to meet contractual payments is in doubt. For notes which are on nonaccrual status, it is the Company's policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a cash basis and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

         A receivable is considered impaired when it is probable that all amounts will not be collected as they become due according to the terms of the loan. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured based upon a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.

INTERNATIONAL OPERATIONS

         Our previously held foreign equity investee (ExypnoTech) operations are located in Germany. ExypnoTech transactions are conducted in currencies other than the U.S. dollar, (the currency into which the subsidiaries' historical financial statements have been translated) primarily the Euro. As a result, we are exposed to adverse movements in foreign currency exchange rates. In addition, foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. Any of these factors could have a material adverse effect on our financial condition or results of operations in the future.

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

         We intend to vigorously prosecute these legal proceedings and does not believe the outcome of these proceedings will have a material adverse effect on the financial condition, results of operations or our liquidity. However, it is too early at this time to determine the ultimate outcome of these matters or to estimate the minimum losses, if any, to be incurred in these matters.


CONTRACTUAL OBLIGATIONS

         For more information on our contractual obligations on operating leases, refer to Note 9 of the consolidated financial statements included in this report. At June 30, 2008, our commitments under these obligations were as follows:

 YEAR ENDING JUNE 30,                  OPERATING LEASES

         2009                         $           39,415
         2010                                     40,618
         2011                                     41,822
         2012                                     10,531
                                      -------------------
                                      $          132,386
                                      ===================

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of June 30, 2008.

ITEM 8(A)T.  INTERNAL CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer/Acting Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

         Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008. Our principal Chief Executive Officer/Acting Chief Financial Officer concluded we have a material weakness in our ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

         - a lack of segregation of duties in accounting and financial reporting activities; and

         -        a  lack  of  a  sufficient  number  of  qualified   accounting
                  personnel; and

         - a lack of documentation and review of financial information by accounting personnel with direct oversight responsibility.

         Our Chief Executive Officer has also served as our Chief Financial Officer since February 2007. We believe that the lack of a full-time Chief Financial Officer has resulted in a significant deficiency in internal controls over financial reporting due to the lack of qualified accounting personnel with sufficient time to regularly and adequately review complex, nonrecurring transactions. In addition, the Company employs only one individual that is responsible for the processing of all recurring transactions. While management is actively involved in the daily activities of the Company, including the review of transactions, it is difficult to adequately segregate accounting duties within the Company in a manner to prevent a material weakness in internal controls over financial reporting.

         Subsequent to the discovery of the material weakness in internal control over financial reporting described above and beginning in the fiscal quarter ending September 30, 2007, we initiated and plan to undertake changes to our internal control over financial reporting to remediate the aforementioned deficiency and to strengthen our internal control processes, including the seeking of additional accounting staff and/or the consultation with outside resources as we deem appropriate. While the costs of remediation are unknown at this time, we expect that the costs may exceed $300,000, which would include the hiring of a new Chief Financial Officer and, in the interim, the contracting of accounting staff and/or the consultation with outside resources. Our ability to initiate and undertake changes is confined by our financial resources.

         This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report on internal control in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Our executive officers and directors are as follows:
  NAME, AGE AND YEAR FIRST             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
    ELECTED OR APPOINTED
--------------------------------   -----------------------------------------------------
Paul H. Metzinger                  Mr.  Metzinger was our President and Chief  Executive
Age:  69                           Officer from February 26, 1998 to May 6, 1998 and has
1998                               served in that same capacity from December 1, 1998 to
                                   present. In addition,  Mr. Metzinger has been serving
                                   as acting Chief  Financial  Officer since February of
                                   2007. He has been a director since February 26, 1998.
                                   He has  served as a  Manager  and Vice  President  of
                                   BioAgra  since  August  15,  2005.  He  served as the
                                   General  Manager of NanoPierce Card from January 2000
                                   to June  2003.  Prior to  becoming  a  director,  Mr.
                                   Metzinger   practiced   securities   law  in  Denver,
                                   Colorado for over 32 years.  Mr.  Metzinger  received
                                   his J.D. degree in 1967 from Creighton University Law
                                   School and his L.L.M.  from Georgetown  University in
                                   1969.

Herbert J. Neuhaus                 Dr.  Neuhaus  has been a  director  since  January 1,
Age:  47                           1999.  Since  January 1999, he has been our Executive
1999                               Vice  President of Marketing and  Technology.  He was
                                   the   President  and  Chief   Executive   Officer  of
                                   NanoPierce  Connection from January 2002 to September
                                   2003. Dr. Neuhaus  previously  served as the Managing
                                   Director of Particle  Interconnect  Corporation  from
                                   August 18, 1997 to November 1, 1997. From August 1989
                                   to August 1997, he was associated with the Electronic
                                   Material   Venture   Group   in  the   New   Business
                                   Development  Department  of Amoco  Chemical  Company,
                                   Naperville,  Illinois.  While  associated  with Amoco
                                   Chemical  Company  he  held  among  other  positions:
                                   Business  Development  Manager/Team  Leader;  Project
                                   Manager--High Density  Interconnect;  Product Manager
                                   MCM Products and as a research scientist. Dr. Neuhaus
                                   received  his  Ph.D.   degree  in  Physics  from  the
                                   Massachusetts  Institute  of  Technology,  Cambridge,
                                   Massachusetts  in  1989  and his BS in  Physics  from
                                   Clemson University, Clemson, South Carolina in 1980.

Robert Shaw, Ph.D.                 Dr.  Shaw has been our  director  since  October  31,
Age:  69                           2000. Dr. Shaw currently is an Assistant Professor of
2000                               Physics at Farleigh Dickinson University where he has
                                   served on the faculty since  September 1988. Dr. Shaw
                                   also performs  professional  research in his academic
                                   areas of specialty,  and has held, among others,  the
                                   positions   of  Research   Chemist  at  the  American
                                   Cyanamid  Research  Laboratories,   Stamford;  Senior
                                   Research  Physicist at Exxon Research and Engineering
                                   Company; Manager of New Business Development at Exxon
                                   Enterprises,  Exxon  Corporation,  New York,  NY; and
                                   President of Robert Shaw Associates,  Inc.,  Chatham,
                                   NJ.  Dr.  Shaw  received  his  Ph.D.  in Solid  State
                                   Physics   form   Cambridge   University,   Cambridge,
                                   England.  He was among the first to conduct  academic
                                   research  on  electronic   conduction  mechanisms  in
                                   amorphous  semiconductors.  He  received  a  B.S.  in
                                   Inorganic  Chemistry with a minor in Nuclear  Physics
                                   from North Carolina State University, Raleigh, NC.

John Hoback                        Mr.  Hoback has been our  director  since April 2002.
Age:  69                           Mr. Hoback  currently  serves as the President of Z&H
2002                               Enterprises  Solutions,  Ltd.,  which position he has
                                   held since 2000.  Among other  positions,  Mr. Hoback
                                   was the Director of  Marketing  and Sales of CTS from
                                   1999  to  2000  and  was  the   Venture   Manager  of
                                   Electronics with Amoco Chemical from 1988 to 1999.

         There are no family relationships that exist between any director or executive officer.

CODE OF ETHICS

         Vyta Corp has adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer and those employees performing similar functions. A copy of the Company's Code of Ethics is available on the Company's website (www.vytacorp.com). We intend to disclose amendments to, or waivers from, provisions of the Code of Ethics by posting such information on its website. The contents of our website are not part of this Annual Report on Form 10-KSB.

CHANGES IN DIRECTOR NOMINATION

         There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         Since the Company is not required to have, and does not have an audit committee, our board of directors perform the responsibilities of an audit committee, providing oversight of our accounting and financial reporting functions and internal controls. Our board of directors is likewise not required to designate and has not designated a Financial Expert, as defined by the SEC.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation paid or earned during the fiscal year ended June 30, 2008 and 2007 by our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) who served in such capacity during the fiscal year ended June 30, 2008 ("Named Executive Officers"), in all capacities in which they served.

                         2008 SUMMARY COMPENSATION TABLE

-----------  ----  --------  ------- -------  ---------  --------------  --------------   --------------  ---------
   NAME AND  YEAR   SALARY   BONUS   STOCK     OPTION    NON-EQUITY       CHANGE IN
  PRINCIPAL           ($)     ($)    AWARDS    AWARDS   INCENTIVE PLAN   PENSION VALUE
   POSITION                            ($)       ($)     COMPENSATION         AND
                                                             ($)        NON-QUALIFIED
                                                                           DEFERRED
                                                                         COMPENSATION       ALL OTHER
                                                                           EARNINGS       COMPENSATION     TOTAL
                                                                              ($)              ($)          ($)
    (A)      (B)     (C)      (D)     (E)        (F)          (G)             (H)              (I)          (J)
-----------  ----  --------  ------- -------  ---------  --------------  --------------   --------------  ---------
Paul         2008  $ 96,250      --       --  $      --              --              --               --  $ 96,250
Metzinger    2007   105,000      --       --    305,000              --              --               --   410,000
CEO,
President,
Acting CFO
-----------  ----  --------  ------- -------  ---------  --------------  --------------   --------------  ---------




                2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                     OPTION AWARDS                                         STOCK AWARDS
              -------------------------------------------------------------  ------------------------------------------
              EXERCISABLE   UNEXERCISABLE
-----------   ------------ -------------- -----------  --------  ----------  ---------  --------  --------- -----------
    NAME       NUMBER OF      NUMBER OF      EQUITY     OPTION     OPTION      NUMBER    MARKET     EQUITY    EQUITY
               SECURITIES    SECURITIES    INCENTIVE   EXERCISE  EXPIRATION      OF     VALUE OF  INCENTIVE INCENTIVE
               UNDERLYING    UNDERLYING      PLAN        PRICE      DATE       SHARES    SHARES      PLAN      PLAN
              UNEXERCISED    UNEXERCISE      AWARDS:      ($)                 OR UNITS  OR UNITS    AWARDS:   AWARDS:
                OPTIONS        OPTIONS     NUMBER OF                          OF STOCK  OF STOCK    NUMBER    MARKET
                  (#)            (#)       SECURITIES                           THAT      THAT        OF        OR
                                           UNDERLYING                         HAVE NOT  HAVE NOT   UNEARNED  PAYOUT
                                           UNEXERCISED                         VESTED     BEEN      SHARES,   VALUE OF
                                            UNEARNED                             (#)     VESTED    UNITS OR  UNEARNED
                                             OPTIONS                                       ($)      OTHER     SHARES,
                                               (#)                                                  RIGHTS    UNITS OR
                                                                                                     THAT      OTHER
                                                                                                   HAVE NOT   RIGHTS
                                                                                                    VESTED     THAT
                                                                                                     (#)     HAVE NOT
                                                                                                              VESTED
                                                                                                               ($)
     (A)          (B)            (C)           (D)        (E)       (F)          (G)       (H)       (I)       (J)
-----------   ------------ -------------- -----------  --------  ----------  ---------  --------  --------- -----------
Paul                                                             3/12/99
Metzinger           15,000              --          --     10.40 3/12/09          --        --        --        --

Paul                                                             3/17/07
Metzinger        1,000,000              --          --      0.32 3/17/17          --        --        --        --


2008 GRANTS OF PLAN-BASED AWARDS

         There were no grants of plan-based awards to any of the Named Executive Officers during the fiscal year ended June 30, 2008.

2008 OPTION EXERCISES AND STOCK VESTED

         There were no exercises of options or vesting of stock awards by any of the Named Executive Officers during the fiscal year ended June 30, 2008.

2008 PENSION BENEFITS

         We do not have a benefit pension plan.

2008 NON-QUALIFIED DEFERRED COMPENSATION

         We  do  not  have  a  nonqualified   defined   contribution   or  other
nonqualified deferred compensation plans.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         On March 15, 2004, we entered into an employment agreement with Paul H. Metzinger to serve as our President and Chief Executive Officer. The employment agreement with Mr. Metzinger expires March 14, 2008. The employment agreement was renewed for an additional five (5) years ended March 13, 2013. Pursuant to his employment agreement, we agreed to pay Mr. Metzinger an annual salary of $150,000. In March 2005, Mr. Metzinger took a salary cut to receive an annual salary of $105,000.

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

STOCK OPTION PLANS

         We have two Stock Option Plans. As of October 10, 2008, 206,127 options are outstanding under the 1998 Compensatory Stock Option Plan and 2,437,000 options are outstanding under the 2000 Compensatory Stock Option Plan, for a total of 2,643,127 options outstanding. A total of 2,643,127 options are exercisable at October 10, 2008, under these plans. During the year ended June 30, 2008, we did not issue or grant any options.

         During the year ended June 30, 2007, we issued 2,350,000 options under the 2000 Compensatory Stock Option Plan to officers, directors and one employee. We have reserved 375,000 shares of common stock for issuance under the 1998 Compensatory Stock Option Plan. In January 2002, our board of directors passed a resolution closing the 1998 Compensatory Stock Option Plan for issuance of new options. We have reserved 2,480,000 shares of common stock for issuance under the 2000 Compensatory Stock Option Plan. During the fiscal years ended June 30, 2008 and 2006, there was no action taken to reprice any options held by any officers, directors or employees.

DIRECTOR COMPENSATION

         We hold quarterly meetings of the board of directors. Although we do not have any standard arrangements pursuant to which our directors are compensated for any services provided as a director or for attendance at meetings of the board of directors, if our financial situation is adequate, we compensate directors $1,000 per meeting, plus reasonable travel expenses. During the fiscal year ended June 30, 2008, our officers and directors were not compensated for attendance at board meetings.

                      DIRECTOR COMPENSATION IN FISCAL 2008

                                                                         CHANGE IN
                                                                       PENSION VALUE
                                                                            AND
                      FEES                                              NONQUALIFIED
                    EARNED OR                            NON-EQUITY       DEFERRED
                     PAID IN     STOCK       OPTION     INCENTIVE PLAN   COMPENSATION      ALL OTHER
                      CASH       AWARDS      AWARDS      COMPENSATION      EARNINGS      COMPENSATION      TOTAL
       NAME            ($)        ($)         ($)           ($)              ($)             ($)            ($)
       (A)             (B)        (C)         (D)           (E)              (F)             (G)            (H)

Paul Metzinger       $      --         --    $    --               --              --     $    96,250   $  96,250

Herbert Neuhaus             --         --         --               --              --              --        --

Robert Shaw                 --         --         --               --              --              --        --

John Hoback                 --         --         --               --              --              --        --

COMPENSATION DISCUSSION AND ANALYSIS

GENERAL PHILOSOPHY AND OBJECTIVES

         In 2004, we began changing our principal business and investments from electronics technology to biotechnology. Through our 50% interest in BioAgra, LLC, we and BioAgra hope to generate revenue through the production and sale of Agrastim(R) and Purestim(TM). While BioAgra has recently signed its first agreement for the distribution of Agrastim(R), BioAgra has generated no revenue and is currently incurring net losses in each quarter. Due to our lack of revenue and continuing net losses, the board of directors has not established a general philosophy pertaining to the compensation of our executive officers. However, should we begin to generate revenue in the future, the board will establish formal objectives and policies for the compensation of our executives that is tied to the generation of value for our stockholders.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of October 10, 2008 on a fully diluted basis, by (a) each person known by us to own beneficially 5% or more of the outstanding shares of common stock, (b) our directors, Named Executive Officers, and (c) all our directors and executive officers as a group.

  NAME, ADDRESS & NATURE OF
       BENEFICIAL OWNER                    AMOUNT          PERCENT OF CLASS(7)
-------------------------------        --------------      -------------------
Arizcan Properties, Ltd.                12,002,770 (1)               26%
625 South Alten Way, Suite 3A
Denver, CO  80247

The Paul H. Metzinger Trust              1,186,585 (2)              2.64
Paul H. Metzinger
President, CEO & CFO, Director
370 Seventeenth Street
Suite 3640
Denver, CO  80202

The Cheri L. Metzinger Trust             1,186,585 (3)              2.64
Cheri L. Metzinger
Wife of Paul H. Metzinger
3236 Jellison Street
Wheatridge, CO  80033

Dr. Herbert J. Neuhaus                     317,500 (4)              0.71
Director
770 Maroonglen Court
Colorado Springs, CO  80906

Dr. Robert E. Shaw, Director               270,000 (5)              0.60
8 Nicklaus Court
Florham Park, NJ  07932

John Hoback, Director                      270,000 (6)              0.60
20 White Heron Lake
East Stroudsburg, PA  18301

All Officers & Directors as a Group      2,044,085                  4.54
(4 persons)
--------------------
*Less than 0.01%.

(1) Arizcan Properties is wholly-owned by Triumphant Partners, LLC, a Colorado limited liability company, which is owned by Stan Richards. Includes 11,995,000 common shares held directly and beneficially and 7,770 common shares that are held by Stan Richards.

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

(7) Shares of our common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 10, 2008, are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding those securities, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentage of beneficial ownership is based on 45,013,178 shares of our common stock outstanding as of the close of business on October 10, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of June 30, 2008 regarding compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance. No class of our securities other than our common stock or options to purchase our common stock is authorized for issuance under any of our equity compensation plans.

                                                          NUMBER OF         WEIGHTED-AVERAGE       NUMBER OF
                                                       SECURITIES TO BE    EXERCISE PRICE OF       SECURITIES
                                                         ISSUED UPON          OUTSTANDING          REMAINING
                                                         EXERCISE OF       OPTIONS, WARRANTS     AVAILABLE FOR
                                                         OUTSTANDING           AND RIGHTS       FUTURE ISSUANCE
                                                       OPTIONS, WARRANTS          (B)             UNDER EQUITY
                                                          AND RIGHTS                              COMPENSATION
                                                             (A)                                PLANS (EXCLUDING
                                                                                                   SECURITIES
                                                                                                 REFLECTED IN
                                                                                                   COLUMN (A)
                    PLAN CATEGORY                                                                      (C)
---------------------------------------------------    -----------------   ------------------   ------------------
Equity compensation plans approved by security
holders                                                                0                   --                   0
Equity compensation plans not approved by security
holders(1)                                                     2,643,127   $             3.00             226,173
Total                                                          2,643,127   $             3.00             226,173
--------------------

(1) The material features of the plans not approved by the security holders are described herein under "ITEM 10--EXECUTIVE COMPENSATION--Stock Option Plans."

CHANGE IN CONTROL

         As of October 10, 2008, Arizcan Properties, Ltd. is our controlling shareholder. Arizcan Properties Ltd. may cause us to have a change of control if they sell enough of our common stock. We are not aware of any present intention of Arizcan Properties, Ltd. to cause us to have a change of control and we are not aware of any other arrangements that may result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS

         During the year ended June 30, 2008, we issued to Arizcan Properties a total of 6,168,333 shares of restricted common stock in exchange for $930,125 cash.

         During the year ended June 30, 2008, Arizcan Properties advanced us cash of $39,500. We have repaid $5,000 at October 10, 2008.

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

         Mr. Metzinger, an officer and director, during the year ended June 30, 2007, advanced us a total of $25,203. We have repaid these funds.

         During the year ended June 30, 2007, we issued options to purchase 2,350,000 shares of common stock to our officer and directors. The options are fully vested, have a term of 10 years and an exercise price of $0.41 per share. The options were determined to have a value of $743,750 using the Black-Scholes Model of valuation and certain assumptions considered appropriate by management.


RELATED PARTY TRANSACTION POLICY

         The board of directors recognizes that related party transactions can present conflicts of interest and questions as to whether the transactions are in our best interests. Accordingly, effective in September 2007, the board of directors adopted a written policy formalizing the policy for the review, approval and ratification of transactions with related persons. For the purposes of this policy, a "related party transaction" is a transaction or relationship involving a director, executive officer or 5% stockholder or their immediate family members that is reportable under the SEC's rules regarding such transactions.

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

DIRECTOR INDEPENDENCE

         We  have  voluntarily   adopted  the  NASDAQ   Marketplace   Rules  for
determining whether a director is independent and our board of directors has determined that three of our four directors, Messrs. Neuhaus, Shaw and Hoback, are "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ Manual. Mr. Metzinger is not independent under those standards.

ITEM 13.   EXHIBITS

         The following documents are filed as a part of this report.

         (i) FINANCIAL STATEMENTS. See Index to Financial Statements on page F-1 of this report.

         (ii) EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.                                               DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------
    3.01*   Certificate  of  Designation  of Series A  Nonconvertible  Preferred Stock  (Incorporated by reference to the company's Current Report on Form 8-K, dated March 6, 2007)

   10.01*   Termination and Mutual General Release Agreement dated July 11, 2007 by and between Progressive
            Bioactives, Inc. and BioAgra LLC (Incorporated by reference to the company's Current Report on Form
            8-K, dated July 11, 2007)

   10.02*   Agreement, dated April 1, 2007 by and between AHD International, Inc. and BioAgra LLC (Incorporated by
            reference to the company's Current Report on Form 8-K, dated April 18, 2007)

   10.04*   Operating Agreement,  dated August 15, 2005, between the company and Xact Resources  International (now
            Justin Holdings, Inc. as a result of the  assignment  by Xact  Resources in February  2006),  Inc. for
            BioAgra,  LLC  (Incorporated  by reference to the company's  Current Report on Form 8-K, dated August 12, 2005)

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

--------------------
* Indicates a management contract or compensatory plan or arrangement. # Filed herewith.

ITEM 14.   PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

         The aggregate fees billed and expected to be billed by GHP Horwath, P.C., our independent registered public accounting firm, for professional services for the fiscal years ended June 30, 2008 and 2007 are as follows:


            SERVICES RENDERED                             2008          2007
-----------------------------------------------      -----------   -----------
Audit Fees                                           $    75,000   $    90,000
Audit Related Fees                                             0             0
All Other Fees                                                 0             0

         The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the fiscal year ended June 30, 2008.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VYTA CORP

      Date:  October 13, 2008            By: /s/ Paul H. Metzinger
                                             -----------------------------------
                                             Paul H. Metzinger, Chief Executive
                                             Officer, President and acting
                                             Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date:  October 13, 2008            By: /s/ Paul H. Metzinger
                                             -----------------------------------
                                             Paul H. Metzinger, Director, Chief
                                             Executive Officer, President and
                                             acting Chief Financial Officer
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)


      Date:  October 13, 2008            By: /s/ Herbert J. Neuhaus
                                             -----------------------------------
                                             Herbert J. Neuhaus, Director


      Date:  October 13, 2008            By: /s/ Robert Shaw
                                             -----------------------------------
                                             Robert Shaw, Director


      Date:  October 13, 2008            By: /s/ John Hoback
                                             -----------------------------------
                                             John Hoback, Director



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         Neither an annual report covering our fiscal year ended June 30, 2008, nor any proxy material, has been sent to our security holders.

                           VYTA CORP AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE
                                                                     ------
Report of Independent Registered Public Accounting Firm               F-1

Consolidated Financial Statements:

  Consolidated Balance Sheet - June 30, 2008                          F-2

  Consolidated Statements of Operations -
      Years ended June 30, 2008 and 2007                              F-3

  Consolidated Statements of Comprehensive Loss -
      Years ended June 30, 2008 and 2007                              F-4

  Consolidated Statements of Changes in Shareholders'
   Equity Deficiency -
      Years ended June 30, 2008 and 2007                              F-5

  Consolidated Statements of Cash Flows -
      Years ended June 30, 2008 and 2007                              F-7

  Notes to Consolidated Financial Statements                          F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Vyta Corp
Denver, Colorado

         We have audited the  accompanying  consolidated  balance  sheet of Vyta
Corp and subsidiaries (the "Company") as of June 30, 2008, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity deficiency and cash flows for each of the years in the two-year period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyta Corp and subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss applicable to common shareholders of approximately $1,971,000, substantially all derived from its equity in development stage net losses of its principal investee, a 50%-owned joint venture, whose ability to continue as a going concern also is in substantial doubt, and significant cash outflows from operations for the year ended June 30, 2008, and a deficit of approximately $32,428,000 as of June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which do not include any direct revenue-producing activities in the foreseeable future, are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GHP HORWATH, P.C.
-------------------------
Denver, Colorado
October 14, 2008

                           VYTA CORP AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2008

                                                  ASSETS

Current assets:
  Cash and cash equivalents                                                                                  $      54,550
  Prepaid expenses and other                                                                                         1,096
                                                                                                             -------------
    Total current assets                                                                                            55,646
                                                                                                             -------------

Property and equipment:
  Office equipment and furniture                                                                                    67,107
  Less accumulated depreciation                                                                                    (66,282)
                                                                                                              ------------
                                                                                                                       825
                                                                                                              ------------

Other assets:
  Deposit                                                                                                           19,272
                                                                                                              ------------


       Total assets                                                                                           $     75,743
                                                                                                              ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Accounts payable                                                                                            $    135,305
  Advances payable, related party (Note 5)                                                                          39,500
  Accrued expenses                                                                                                  31,385
  Obligation to unconsolidated investee (Note 4)                                                                   173,153
                                                                                                              ------------
    Total liabilities  (all current)                                                                               379,343
                                                                                                              ------------

Commitments and contingencies (Note 7)

Shareholders' equity deficiency (Note 6):
  Preferred stock; $0.0001 par value; 5,000,000 shares authorized; Series A, 8%;
     deemed par value $1.00 per share; 500,000 shares
     issued and outstanding; liquidation preference of $553,260                                                    553,260
  Common stock; $0.0001 par value; 200,000,000 shares authorized;
     37,518,178 shares issued and outstanding                                                                        3,752
  Additional paid-in capital                                                                                    31,567,860
  Deficit                                                                                                      (32,428,472)
                                                                                                             -------------
      Total shareholders' equity deficiency                                                                    (   303,600)
                                                                                                             -------------

        Total liabilities and shareholders' equity deficiency                                                $      75,743
                                                                                                             =============




See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years Ended June 30, 2008 and 2007


                                                                    2008                 2007
                                                                 ---------            ---------
General and administrative expense                             $(  663,270)          (1,835,973)
                                                                 ---------            ---------

Loss from operations                                            (  663,270)          (1,835,973)
                                                                 ---------            ---------

Other income (expense):
  Interest income                                                       19                   22
  Gain on sale of investment in
    unconsolidated investee (Note 4)                               164,234                    -
  Equity losses of unconsolidated
   investees (Note 4)                                           (1,431,774)          (1,426,590)
  Provision for loss on note
   receivable, unconsolidated investee
   (Note 3)                                                              -           (1,198,000)
                                                                 ---------            ---------
                                                                (1,267,521)          (2,624,568)
                                                                 ---------            ---------

Net loss                                                        (1,930,791)          (4,460,541)
                                                                 ---------            ---------

Accumulated dividends on preferred
  stock (Note 6)                                                (   40,110)          (   13,150)
                                                                 ---------           ----------

Net loss applicable to common
  shareholders                                                 $(1,970,901)          (4,473,691)
                                                                 =========            =========


Net loss per common share, basic
  (Note 1)                                                     $(     0.06)          (     0.19)
                                                                 =========            =========

Weighted average number of common
  shares outstanding (Note 1)                                   34,526,402           23,884,955
                                                                ==========           ==========









See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                       Years Ended June 30, 2008 and 2007

                                                              2008                  2007
                                                         ------------          ------------

Net loss                                                 $(1,930,791)          ( 4,460,541)

Change in unrealized gain on
  securities                                                       -           (       619)

Change in foreign currency
  translation adjustments, net of
  reclassification adjustment for
  gain included in net loss
  (Note 4)                                                 (  10,340)          (     8,197)
                                                         ------------          ------------


Comprehensive loss                                       $(1,941,131)          ( 4,469,357)
                                                         ============          ============























See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity Deficiency
                       Years Ended June 30, 2008 and 2007


                                                                                                                           TOTAL
                                                                              ADDITIONAL  ACCUMULATED OTHER            SHAREHOLDERS'
                              PREFERRED STOCK          COMMON STOCK            PAID IN    COMPREHENSIVE                  EQUITY
                            SHARES     DOLLARS      SHARES      DOLLARS        CAPITAL       INCOME         DEFICIT    DEFICIENCY
                            -------   --------     ----------   ---------   -----------   -----------    ------------ -------------

Balances, July 1, 2006             -   $       -   22,643,512   $   2,264   $28,390,883   $  130,359     $(26,037,140)  $ 2,486,366

Series A preferred stock
 issued in exchange for
 advance payable related
 party and cash              500,000     500,000            -           -             -            -                -       500,000

Warrant issued for cash            -           -            -           -       251,900            -                -       251,900

Common stock issued for
  cash                             -           -    8,373,000         838     1,255,112            -                -     1,255,950

Common stock issued in
  settlement of note
  payable, stockholder             -           -      333,333          33        49,967            -                -        50,000

Options issued for
  compensation                     -           -            -           -       743,750            -                -       743,750

Net loss                           -           -            -           -             -            -      ( 4,460,541)   (4,460,541)

Accumulated dividends on
  Series A preferred
  stock                            -      13,150            -           -     (  13,150)           -                -             -

Other comprehensive
  loss:

Unrealized gain on
  securities                      -            -            -           -             -    (     619)               -    (      619)

Foreign currency
  translation
  adjustments                      -           -            -           -             -    (   8,197)               -    (    8,197)
                            --------   ---------  -----------     -------    ----------    ----------    ------------    -----------
Balances,
  June 30, 2007              500,000   $ 513,150   31,349,845   $   3,135   $30,678,462   $  121,543     $(30,497,681)  $   818,609
                            ========   =========  ===========     =======    ==========    ==========    ============    ===========




                                   (Continued)
                                       F-5

                           VYTA CORP AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity Deficiency
                       Years Ended June 30, 2008 and 2007
                                   (Continued)


                                                                                                                          TOTAL
                                                                             ADDITIONAL  ACCUMULATED OTHER            SHAREHOLDERS'
                              PREFERRED STOCK          COMMON STOCK           PAID IN     COMPREHENSIVE                   EQUITY
                            SHARES     DOLLARS      SHARES      DOLLARS       CAPITAL       INCOME         DEFICIT     DEFICIENCY
                            -------   --------     ----------   -------     -----------   -----------    ------------ -------------
Balances, July 1, 2007      500,000   $513,150     31,349,845   $ 3,135     $30,678,462   $   121,543    $(30,497,681)  $   818,609

Common stock issued for
  cash                            -          -      6,168,333       617         929,508             -               -       930,125

Net loss                          -          -              -         -               -             -     ( 1,930,791)   (1,930,791)

Accumulated dividends on
  Series A preferred
  stock                           -     40,110              -         -      (   40,110)            -               -             -

Other comprehensive
  loss:

Foreign currency
  translation
  adjustment (Note 4)            -           -              -         -               -    (  121,543)              -    (  121,543)
                          --------    --------    -----------    ------      ----------    ----------    ------------   -----------
Balances,
  June 30, 2008            500,000    $553,260     37,518,178   $ 3,752     $31,567,860   $         -    $(32,428,472)  $(  303,600)
                          ========    ========    ===========    ======      ==========    ==========    ============   ===========























See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2008 and 2007



                                                                                                  2008                  2007
                                                                                               -----------          -----------
Cash flows from operating activities:
 Net loss                                                                                    $ (1,930,791)          ( 4,460,541)
                                                                                               -----------          -----------
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Noncash consulting expense                                                                            -               436,197
  Depreciation expense                                                                              4,612                 5,387
  Provision for loss on note receivable,
    unconsolidated equity investee                                                                      -             1,198,000
  Equity in net losses of unconsolidated investees                                              1,431,774             1,426,590
  Gain on sale of investment in unconsolidated investee                                       (   164,234)                    -
  Options issued for compensation                                                                       -               743,750
  Changes in operating assets and liabilities:
   Decrease in prepaid expenses and other                                                             744                14,742
   Increase in accounts payable and accrued expenses                                               59,296                23,151
                                                                                               ----------            ----------
 Total adjustments                                                                              1,332,192             3,847,817
                                                                                               ----------            ----------

    Net cash used in operating activities                                                     (   598,599)           (  612,724)
                                                                                               ----------            ----------

Cash flows from investing activities:
  Sale of investment securities                                                                        59                     -
  Increase in notes and advances receivable,
   unconsolidated investee                                                                    (   921,237)          ( 1,182,784)
  Sale of investment in unconsolidated investee                                                   250,000                     -
                                                                                               ----------            ----------
    Net cash used in investing activities                                                     (   671,178)          ( 1,182,784)
                                                                                               ----------            ----------

Cash flows from financing activities:
  Exercise of warrants, and common stock and warrants issued
   for cash                                                                                       930,125             1,255,950
  Proceeds applied to preferred stock and
   warrant purchase                                                                                     -               651,900
  Proceeds from advance and note payable                                                           89,500                50,000
  Payment of advance and note payable                                                         (    50,000)                    -
                                                                                               ----------            ----------
    Net cash provided by financing activities                                                     969,625             1,957,850
                                                                                               ----------            ----------

Net (decrease) increase in cash and cash equivalents                                           (  300,152)              162,342

Cash and cash equivalents, beginning                                                              354,702               192,360
                                                                                               ----------             ---------

Cash and cash equivalents, ending                                                             $    54,550               354,702
                                                                                               ==========             =========


                                        (Continued)








See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2007 and 2006
                                    Continued

                                                                                                 2008                  2007
                                                                                               ----------            ---------
Supplemental disclosure of non-cash investing and financing activities:
   Advances, related party converted to preferred stock                                                -             $ 100,000
                                                                                                                     =========
   Issuance of common stock for payment of note payable                                                -                50,000
                                                                                                                     =========












































See notes to consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

1.  BASIS OF  PRESENTATION,  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES:

BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation, its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and ExypnoTech, LLC (ET LLC), a Colorado limited liability company (collectively referred to as the "Company"). The Company has two investments which are accounted for using the equity method of accounting. These equity method investments consist of BioAgra, LLC (BioAgra) and through December 27, 2007, ExypnoTech, GmbH (EPT) (Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS:

NCOS and ET LLC had no revenues or business activities of its own in 2008 and 2007. The Company has two unconsolidated investees which are accounted for using the equity method of accounting, ExypnoTech, GmbH (EPT), and BioAgra, LLC (BioAgra), which operate in two segments, the RFID industry and the animal feed industry, respectively. EPT's activities primarily consist of manufacturing inlay components used in, among other things, Smart Labels, which is a paper sheet holding a chip-containing module that is capable of memory storage and/or processing. BioAgra (a development stage enterprise) manufactures and plans to sell a beta glucan product, Agrastim(R), to be used as a replacement for hormone growth steroids and antibiotics in products such as poultry feed.

On December 27, 2007, the Company sold its 49% equity interest in EPT to TagStar, GmbH (TagStar), the 51% equity interest owner of EPT, for cash of $250,000 (Note 4).

On September 15, 2008, the Company filed collection and foreclosure proceedings against BioAgra in connection with the secured promissory notes it holds from BioAgra (Notes 3 and 4).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of the Company's cash and cash equivalents and accounts payable approximate their carrying amounts due to the short maturities of these instruments. The fair values of the notes and advances receivable from the unconsolidated equity investee, the advances receivable from an officer of the Company and advances payable, related party, are not subject to reasonable estimation, based upon the related party nature of the underlying transactions.

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007


CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

DEFERRED CONSULTING COSTS:

In June 2006, the Company entered into a one-year consulting services agreement with two unrelated parties, in which the parties agreed to provide lobbying and public relations services. Compensation consisted of 200,000 shares of the Company's common stock with a market value of approximately $182,000 (based on a closing market price of $0.91 per share at the date the transaction was entered into) and a warrant to purchase 500,000 shares of the Company's common stock, with an exercise price of $0.91 per share and a term of 3 years. The warrant was valued at $283,000 using the Black-Scholes pricing model. The deferred cost was amortized on a straight-line basis as earned over the one-year period from the date of the agreement. During the year ended June 30, 2007, the value of the shares and warrant was amortized in full, and the Company recognized the remaining expense of $436,197.

AVAILABLE FOR SALE SECURITIES:

Available for sale securities consist of 1,180 shares of common stock of Intercell International Corporation (Intercell). These securities were carried at no value, which was their estimated fair value based upon the absence of quoted market prices or any other objective basis for estimation. During the year ended June 30, 2008, the Company sold all of the 1,180 shares of available for sale securities for cash of $59.

NOTES AND ADVANCES RECEIVABLE

Notes and advances receivable consist of promissory notes and advances made to the Company's unconsolidated investee, BioAgra. Notes and advances receivable are recorded net of an allowance for uncollectible receivables. Allowances for estimated losses from uncollectible loans are recorded when it is probable that the counterparty (BioAgra) will be unable to pay all amounts due according to the terms of the promissory notes and advances receivable.

The Company stops accruing interest on a loan when the borrower's ability to meet contractual payments is in doubt. For notes which are on nonaccrual status, it is the Company's policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a cash basis and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

A receivable is considered impaired when it is probable that all amounts will not be collected as they become due according to the terms of the loan. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured based upon a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.

EQUITY METHOD INVESTMENTS:

Investee entities in which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

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

INCOME TAXES

On July 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT 109 ("FIN 48"). Based on management's evaluation, the Company did not have any unrecognized tax benefits, and there was no effect on the Company's opening deficit, current operations or cash flows, or its net operating loss carryforwards and related deferred tax valuation allowance as a result of implementing FIN 48. The Company is no longer subject to tax examinations for years before 2006. The Company will recognize any tax-related interest and penalties as a component of income tax expense.

LEGAL DEFENSE COSTS:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters (Note 7), but rather records such as period costs when the services are rendered.

STOCK-BASED COMPENSATION:

Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 - revised 2004 ("SFAS 123R"), SHARE-BASED PAYMENT. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods were not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested. The Company did not grant any options during the year ended June 30, 2008. The Company granted 2,350,000 options during the year ended June 30, 2007 (Note 6). As a result of the adoption of SFAS No. 123R, the net loss for the year ended June 30, 2007 increased by $743,750 ($0.03 per share).

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

The Company used the following assumptions to determine the fair value of stock option grants during the year ended June 30, 2007, (and did not grant any options during the year ended June 30, 2008):

                      Expected term                                 5 years
                      Volatility                                  172% - 183%
                      Risk-free interest rate                    4.82% - 4.94%
                      Dividend yield                                   0

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

FOREIGN CURRENCY TRANSLATION:

The financial statements of the Company's foreign equity investment (EPT) were measured using the local currency (the Euro) as the functional currency. Assets and liabilities of EPT were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

LOSS PER SHARE:

Basic loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (14,754,844 shares at June 30, 2008 and 14,859,844 shares at June 30, 2007)
would be to decrease loss per share (anti-dilutive). Therefore, diluted loss per share is not presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS, ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until July 1, 2009. The Company's management expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51, OR SFAS NO. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

December 15, 2008. Management believes that SFAS 160 will not have a material impact on the Company's financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS:

The Company's financial statements for the year ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,930,971 (net loss applicable to common shareholders of $1,970,901) for the year ended June 30, 2008, and an accumulated deficit of $32,428,472 as of June 30, 2008. The Company had negative working capital of $323,697 at year end and the Company had no revenues from its activities during the year ended June 30, 2008.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2009 fiscal year, the Company intends to continue its efforts in connection with the Agristim product (Note 4) with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. Management intends to continue to raise funds to support the efforts through the sale of its equity securities.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, particularly in light of current economic conditions, or be able to raise funds through the further issuance of debt or equity in the Company.

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007


3.   NOTES AND ADVANCES RECEIVABLE - UNCONSOLIDATED INVESTEE:

During the year ended June 30, 2006, the Company loaned $1,686,570 to BioAgra through a series of secured, 7.5% promissory notes, which were due over the period from June 30 through October 31, 2006. On June 26, 2006, the Company agreed to combine all of the promissory notes and accrued interest of $40,257 into a $1,726,827 secured, 7.5% promissory note with payments to be made monthly starting October 31, 2006, through October 31, 2007. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory note is collateralized by all BioAgra assets.
Additionally, the promissory note is to be paid in full prior to any distributions being made to the members of the joint venture. During the year ended June 30, 2007, the note was reduced by $1,371,269, which represents the excess of the BioAgra losses recognized by the Company over the adjusted basis of the Company's equity investment in BioAgra.

During the year ended June 30, 2007, the Company advanced an additional $1,182,784 to BioAgra. In October 2007, the Company executed a second, 7.5% promissory note for $1,182,784 with BioAgra with the same terms as the note above, but the note did not provide for scheduled payments.

During the year ended June 30, 2007, the Company made a decision to provide for a loss on the value of the note receivable. This decision was based on factors including the Company's evaluation of past and current operating results, failure of BioAgra to make scheduled payments and the Company's continuing support of the development stage activities of BioAgra. The Company also considered the estimated fair value of BioAgra's assets and liabilities in making the decision. As a result of this decision, the Company recorded a provision for loss of $1,198,000 in the quarter ended June 30, 2007.

During the year ended June 30, 2008, the Company advanced an additional $921,237 to BioAgra at 7.5% interest. On March 31, 2008, the Company executed a third, 7.5% promissory note for $486,939 with BioAgra with the same terms as the note above, but did not provide for scheduled payments. On July 14, 2008, BioAgra executed a fourth 7.5% promissory note for $195,164, with BioAgra with the same terms as above, but the note did not provide for scheduled payments.

The Company is not accruing interest on these notes receivable, as they are currently in default and non-performing.

The notes and advances receivable were reduced to $0 at June 30, 2008 by applying the losses of BioAgra (Note 4). The losses of BioAgra for the year ended June 30, 2008 were in excess of the carrying value of the notes by $173,153. This amount has been recorded as a current liability by the Company, as the Company was committed to provide further financial support to BioAgra as of June 30, 2008.

4.  INVESTMENTS IN UNCONSOLIDATED INVESTEES:

INVESTMENT IN EPT:

On December 27, 2007, the Company executed a Share Purchase Agreement with TagStar, GmbH, the holder of the 51% equity interest in EPT, pursuant to which the Company sold its 49% equity interest to TagStar for cash of $250,000. The Company recorded a gain of $164,234 in connection with the sale of its equity interest in EPT.

At December 27, 2007, the Company's investment in EPT was $217,649. The Company's proportionate share of its net income was approximately $3,000 and $43,800 for the years ended June 30, 2008 and 2007, respectively. The cumulative translation adjustment was $121,543 and $131,883 at July 1, 2007 and December

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

27, 2007, respectively. On December 27, 2007, a $131,883 reduction to other comprehensive income was recorded by the Company and recognized as a component of the gain on the sale of EPT. Summarized financial information of EPT for the period from July 1, 2007 through December 27, 2007, and the year ended June 30, 2007 is as follows:


                               PERIOD FROM
                              JULY 1, 2007
                                 THROUGH                YEAR ENDED
                            DECEMBER 27, 2007         JUNE 30, 2007
                            --------------------     -------------------
Revenues(1)                 $         2,158,689     $        3,714,845
Expenses(2)                         ( 2,152,831)          (  3,625,463)
                            --------------------     -------------------

Net income                 $              5,858     $           89,382
                           =====================     ===================


         (1) Revenues include $2,155,669 and $1,842,199 for the period from July 1, 2007 through December 27, 2007 and the year ended June 30, 2007, respectively, of sales to the 51% owner of EPT.
         (2) Expenses include $211,508 and $229,754 for the period from July 1, 2007 through December 27, 2007 and the year ended June 30, 2007, respectively, of charges paid to the 51% owner of EPT.

INVESTMENT IN BIOAGRA

The  Company  has a 50% equity  interest in the joint  venture,  BioAgra,  which manufactures and sells a beta glucan product, YBG-2000 also known as AgraStim(TM), which can be used as a replacement for hormone growth steroids and antibiotics in animal feed products such as poultry feed. As of June 30, 2008, BioAgra (a development stage company) has completed construction of a production line; however BioAgra has not yet recognized any significant revenues from product sales. At each reporting period, management makes an assessment to determine if the investment in BioAgra represents a variable interest entity subject to consolidation. Through June 30, 2008, management has determined that BioAgra was not subject to consolidation.

On September 15, 2008, the Company filed collection and foreclosure proceedings against BioAgra in the City and County Court of Denver, Colorado. The collection and foreclosure proceedings are directly related to principal and accrued interest of approximately $4 million in loans advanced to BioAgra, including the $3,963,982 loaned through a series of secured promissory notes, and an additional $37,788 for advances not represented by a promissory note.

Upon the successful conclusion of the litigation, the Company intends to become the sole holder of the assets of BioAgra and plans to continue the operations of BioAgra, and the manufacturing and marketing of the AgraStrim product.

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra's other joint venture investor. As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company. Since September 30, 2006 and through June 30, 2008, the carrying value of the Company's investment in BioAgra was $0. BioAgra losses for the years ended June 30, 2008

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

and 2007 were $1,434,742 and $1,478,585,  respectively. Losses of $1,261,589 and
$1,371,269, respectively, were applied to reduce the value of the notes receivable from BioAgra.

Summarized financial information of BioAgra as of June 30, 2008 and for the years ended June 30, 2008 and 2007, is as follows:

Assets:
   Current assets                                         $            113,069
   Land, building and equipment, net(2)                              1,229,019
                                                          --------------------
Total assets                                              $          1,342,088
                                                          ====================

Liabilities and members' deficiency:
   Current liabilities(1)                                 $          4,424,757
   Obligation under capital lease(2)                                   909,796
                                                          --------------------
Total liabilities                                                    5,334,553

Members' deficiency                                       (          3,992,465)
                                                          --------------------
Total liabilities and members'
   deficiency                                             $          1,342,088
                                                          ====================

         (1) Includes $3,830,850 owed to the Company. The Company has classified this amount as notes receivable in non-current assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing. The notes and advances receivable on the Company's balance sheet were reduced to $0 at June 30, 2008 by applying the losses of BioAgra.

         (2) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

                               YEAR ENDED                YEAR ENDED
                             JUNE 30, 2008              JUNE 30, 2007
                            -----------------       -------------------
Revenues                    $         114,545       $           68,754

Expenses                           (1,549,287)              (1,547,339)
                            -----------------       -------------------

Net loss                    $      (1,434,742)      $       (1,478,585)
                            =================       ====================


5.  ADVANCES PAYABLE, RELATED PARTY

At June 30, 2008, the Company owes its majority shareholder $39,500 for advances. This amount is unsecured, non-interest bearing and is due on demand. In September 2008, the Company made a payment of $5,000 against the advances payable.

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007


6. SHAREHOLDERS' EQUITY DEFICIENCY:

PREFERRED STOCK:

In February 2007, the Company sold 500,000 shares of Series A nonconvertible preferred stock for $500,000 cash to Arizcan Properties, Ltd. (Arizcan), the majority shareholder of the Company. Arizcan had advanced the funds to the Company, prior to the issuance of the shares. The shares provide that when voting as a single class, the shares have the votes and the voting power that at all times is greater by 1% than the combined votes and voting power of all other classes of securities entitled to vote on any matter. As a result of the issuance, Arizcan acquired approximately 51% of the voting power of the Company. The Company has a right, solely at the Company's discretion, to redeem the shares in 2017 at 130% of deemed par value.

The holder of the Series A is entitled to a dividend equal to 8% per annum of the deemed par value ($1.00 per share). Accumulated dividends for the period from Series A issuance (February 2007) through June 30, 2008, were $53,260 ($40,110 and $13,150 during the years ended June 30, 2008 and 2007, respectively) which have been recorded as an increase to net loss per common shareholder. Also, the holder is entitled to a liquidation preference of the deemed par value for each outstanding share and any accrued but unpaid dividends upon the liquidation of the Company.

COMMON STOCK:

2008 FISCAL YEAR

Between July 1, 2007 and June 30, 2008, the Company issued an aggregate of 6,168,333 shares of its restricted common stock to Arizcan Properties for $930,125 cash. The shares were sold for $0.15 per share (based upon an approximate 55% discount from the closing market price at the time of sale, ranging from $0.39-$0.40 per share on the dates of the transactions).

2007 FISCAL YEAR

Between March and June 2007, the Company issued an aggregate of 8,373,000 shares of its restricted common stock to Arizcan Properties for cash proceeds of $1,255,950. The shares were sold for $0.15 per share (based upon an approximate 38% discount from the closing market price, ranging from $0.37-$0.46 per share on the dates of the transactions).

In June 2007, the Company issued 333,333 shares of its restricted common stock to a non-related party shareholder as payment on a $50,000 promissory note. The shares were issued for $0.15 per share, based on the cash proceeds per share in the transactions noted above.

STOCK OPTIONS:

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 2,863,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2007 and June 30, 2008 are fully-vested and exercisable. The aggregate intrinsic value of outstanding fully-vested options as of June 30, 2008 was approximately $155.

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

The Company did not grant any options during the year ended June 30, 2008. During the year ended June 30, 2007, the Company granted 2,350,000 stock options to an officer, directors and an employee at an exercise prices ranging from $0.32 to $0.41 per share. The fair value of stock options at the date of grant was $743,750 and was recorded as compensation expense.

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

A summary of the stock option activity for the year ended June 30, 2008 is as follows:

                                                                              Weighted     Weighted Average
                                                                              Average         Remaining
                                                   Shares Under Option     Exercise Price  Contractual Life
                                                   -------------------- ----------------- -------------------
Outstanding at July 1, 2007                             2,748,127            $  3.00               3.89 years
  Granted                                                       -                  -                        -
  Exercised                                                     -                  -                        -
  Expired                                                (105,000)          (   6.50)                       -
                                                   -------------------- ----------------- -------------------

Outstanding at June 30, 2008                            2,643,127            $  3.00               2.86 years
                                                   ==================== ================= ===================

Exercisable at June 30, 2008                            2,643,127            $  3.00               2.86 years
                                                   ==================== ================= ===================

A summary of the stock option plans at June 30, 2008 is as follows:

                                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                     ------------------------------------------------------------- -----------------------------------------
                                       WEIGHTED-AVERAGE
     RANGE OF         NUMBER OF     REMAINING CONTRACTUAL      WEIGHTED-AVERAGE        NUMBER OF         WEIGHTED-AVERAGE
  EXERCISE PRICES      OPTIONS           LIFE (YEARS)           EXERCISE PRICE          OPTIONS           EXERCISE PRICE
-------------------- ------------- ------------------------- --------------------- ------------------- ---------------------
  $ 0.32-  0.41         2,350,000              8.85                $  0.33              2,350,000           $    0.33
    4.00- 10.00            57,750              0.06                   6.25                 57,750                6.25
   10.20- 20.00           114,777              3.57                  13.65                114,777               13.36
   20.01- 40.00            43,000              2.77                  30.39                 43,000               30.39
   40.20- 60.00            77,100              1.53                  62.21                 77,100               62.21
  100.20-120.00               500              1.67                 120.00                    500              120.00
                     ------------- ------------------------- --------------------- ------------------- ---------------------
                        2,643,127              2.86                 $ 3.00              2,643,127           $    3.00
                     ============= ========================= ===================== =================== =====================

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007


WARRANTS:

At June 30, 2008, the following warrants to purchase common stock were outstanding:

         NUMBER OF COMMON
    SHARES COVERED BY WARRANTS       EXERCISE PRICE          EXPIRATION DATE
------------------------------       --------------          ----------------
               22,500                    12.00                 January 2010
            1,250,000                     3.00                 January 2009
               92,500                     1.00                 January 2009
            4,246,717                     1.00                February 2009
            6,000,000                     0.50                  March  2012
              500,000                     0.91                  June   2009
         ------------
           12,111,717
         ============

FISCAL YEAR 2008:

During the year ended June 30, 2008, the Company did not issue or cancel any warrants. During the year ended June 30, 2008, no warrants were exercised.

FISCAL YEAR 2007:

In February 2007, the Company sold to Arizcan, a warrant exercisable immediately for up to 6,000,000 shares of restricted common stock for $251,900. The warrant has an exercise price of $0.50 per share and provides for cashless exercise. The warrant has a term of 5 years.

In January 2007, warrants to purchase 9,625 shares of common stock expired.

7.  COMMITMENTS AND CONTINGENCIES

LITIGATION:

FINANCING AGREEMENT SUIT:

The Company is a plaintiff and counter-claim defendant in a suit pending in the United States District Court for the Southern District of New York (the "District Court"). In this suit, the Company filed claims for securities fraud, common-law fraud, and breach of contract against the defendants. One defendant, Harvest Court, LLC ("Harvest Court"), has counterclaimed for alleged violations of the federal securities laws. In January 2008 the Court granted summary judgment against the Company on all of its claims, which the Company intends to appeal when the judgment becomes final. The Court also dismissed certain counterclaims against the Company. The Company intends to vigorously defend itself against the remaining claims. In a disclosure statement filed by Harvest Court, it set forth a damage computation of approximately $4.1 million, as well as other categories of damages, such as out-of-pocket, statutory, punitive, and other for unspecified amounts.

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

Harvest Court has also sued the Company in New York state court (the "State Court") for breach of contract relating to its failure to issue certain shares of stock allegedly due under a pre-2007 financing agreement. The Company has counterclaimed in this case for fraud. The State Court issued an injunction requiring the company to reserve and set aside a certain amount of stock, which the Company has done. The Company intends to vigorously defend itself and prosecute its counterclaims.

If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management does not believe that a loss from the matters described above is probable, and therefore has not accrued for any asserted damages. Management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and an unfavorable ruling could result in a material adverse impact on the financial position and results of operations of the period in which the outcome is determined.

LEASES:

The Company has entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through December 31, 2011. Future minimum lease payments under these operating leases are as follows:

                                 YEAR ENDING
                                    JUNE 30,             AMOUNT
                                 ------------         -----------
                                     2009               $ 39,415
                                     2010                 40,618
                                     2011                 41,822
                                     2012                 10,531
                                                      -----------
                                                        $132,386
                                                      ===========

Rental expense for all operation leases was $68,208 and $54,396 for the years ended June 30, 2008 and 2007, respectively.

8. INCOME TAXES:

As of June 30, 2008, the Company has net operating loss carryforwards of approximately $15,823,000, which expire between 2013 and 2028. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The tax effects of temporary differences that would give rise to substantially all deferred tax assets subject to the valuation allowance at June 30, 2008 are as follows:

                  Deferred tax asset, non-current amount:
                  Net operating loss carryforwards                $ 5,380,000
                  Losses in unconsolidated investees                  488,000
                                                                  ------------
                                                                    5,868,000
                  Less valuation allowance                         (5,868,000)
                                                                  ------------

                  Net deferred tax assets                         $         -
                                                                  ============

                           VYTA CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007


The Company and its subsidiaries did not incur income tax expense for the years ended June 30, 2008 and 2007. The reconciliation between income taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the years ended June 30, 2008 and 2007 is as follows:

                                            2008              2007
                                      -------------       -----------
Expected income tax benefit           $ (  656,000)       (1,517,000)
Increase in valuation allowance            656,000         1,517,000
                                      -------------       -----------
                                      $          -                 -
                                      =============       ===========



9. SUBSEQUENT EVENTS:

In July 2008, Arizcan Properties was issued 6,000,000 shares of the Company's common stock in connection with the exercise of the warrant it held.

Between July 1, 2008 and September 30, 2008, the Company issued 1,495,000 shares of its restricted common stock to Arizcan Properties for cash of $204,000.