Form 10-Q
period 2008-09-30
Vyta Corp
filed 2008-11-19
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10Q
                                -----------------

(Mark One)

[ X ]QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

                For the quarterly period ended September 30, 2008

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to ___________


                           Commission file number :  33-19598-D


                                    VYTA CORP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                          84-0992908
----------------------------------                       ------------------
      (State of Incorporation)                        (IRS Employer ID Number)


              370 17TH STREET, SUITE 3640, DENVER, COLORADO 80202
              ---------------------------------------------------
                    (Address of principal executive offices)

                                  303-592-1010
                      ------------------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                     Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]               Accelerated filer [  ]
Non-accelerated filer   [  ]               Smaller reporting company [X]
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes [ ]     No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 18, 2008, there were 44,763,178 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                             PAGE
                                                                                          ----

         Condensed Consolidated Balance Sheets - September 30, 2008 (Unaudited)
                   and June 30, 2008                                                       F-1

         Condensed Consolidated Statements of Operations (Unaudited) -
                  Three months ended September 30, 2008 and 2007                           F-2

         Condensed Consolidated Statements of Comprehensive Loss (Unaudited) -
                  Three months ended September 30, 2008 and 2007                           F-3

         Condensed Consolidated Statement of Changes in Shareholders' Equity
                  Deficiency (Unaudited) - September 30, 2008                              F-4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Three months ended September 30, 2008 and 2007                           F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                  F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - NOT APPLICABLE        3

Item 4.  Controls and Procedures                                                            3

Item 4T. Controls and Procedures                                                            4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                                  5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                                   6

Item 4.  Submission of Matters to a Vote of Security Holders - NOT APPLICABLE               6

Item 5.  Other Information - NOT APPLICABLE                                                 6

Item 6.  Exhibits                                                                           6

SIGNATURES                                                                                  7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                                    VYTA CORP AND SUBSIDIARIES
                                               Condensed Consolidated Balance Sheets

                                                                                          September 30,                June 30,
                                                                                               2008                      2008
                                                                                          -------------             -------------
                                                                                           (Unaudited)

                                                              ASSETS
Current assets:
  Cash and cash equivalents                                                               $      32,925            $       54,550
  Prepaid expenses and other                                                                     11,225                     1,096
                                                                                          -------------            --------------
    Total current assets                                                                         44,150                    55,646
                                                                                          -------------            --------------

Property and equipment:
  Office equipment and furniture                                                                 67,107                    67,107
  Less accumulated depreciation                                                                 (66,527)                  (66,282)
                                                                                           ------------            --------------
                                                                                                    580                       825
                                                                                           ------------            --------------

Other assets:
  Deposit                                                                                        19,272                    19,272
                                                                                           ------------            --------------

       Total assets                                                                       $      64,002            $       75,743
                                                                                          =============            ==============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Accounts payable                                                                        $     131,314            $      135,305
  Advances payable, related parties (Note 4)                                                     36,907                    39,500
  Advance payable (Note 4)                                                                      100,000                         -
  Accrued expenses                                                                               42,640                    31,385
  Obligation to unconsolidated investee (Notes 2 and 3)                                         341,631                   173,153
                                                                                          -------------            --------------
    Total liabilities  (all current)                                                            652,492                   379,343
                                                                                          -------------            --------------

Commitments and contingencies (Note 6)

Shareholders' equity deficiency (Note 5):
  Preferred stock; $0.0001 par value; 5,000,000 shares
     authorized;  Series A, 8%; deemed par value $1.00 per share; 500,000 shares issued and outstanding; liquidation preference of $563,343 and $553,260, as
     of September 30, 2008 and June 30, 2008, respectively                                      563,342                   553,260
  Common stock; $0.0001 par value; 200,000,000 shares
     authorized; 44,763,178 and 37,518,178 shares issued
     and outstanding as of September 30, 2008 and
     June 30, 2008, respectively                                                                  4,476                     3,752
  Additional paid-in capital                                                                 31,706,604                31,567,860
  Accumulated deficit                                                                       (32,862,912)              (32,428,472)
                                                                                          -------------            --------------
      Total shareholders' equity deficiency                                                 (   588,490)              (   303,600)
                                                                                          -------------            --------------

        Total liabilities and shareholders'
          equity deficiency                                                               $      64,002            $       75,743
                                                                                          =============            ==============

See notes to the condensed consolidated financial statements.



                           VYTA CORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2008 and 2007
                                   (Unaudited)


                                                                   2008                 2007
                                                             -------------        --------------

General and administrative expense                           $  (  180,780)       $  (  145,748)
                                                             -------------        --------------

Loss from operations                                            (  180,780)          (  145,748)
                                                             -------------        --------------

Other income (expense):
  Equity losses of unconsolidated
   investees (Note 3)                                           (  253,660)          (  380,825)
                                                             -------------        --------------

Net loss                                                        (  434,440)          (  526,573)
                                                             -------------        --------------

Dividends on Series A
  preferred stock (Note 5)                                      (   10,082)          (    9,452)
                                                             -------------        --------------

Net loss applicable to common
  shareholders                                               $  (  444,522)       $  (  536,025)
                                                             =============        ==============


Net loss per common share, basic and
  diluted (Note 1)                                           $  (     0.01)       $   (    0.02)
                                                             =============        ==============

Weighted average number of common
  shares outstanding (Note 1)                                   43,201,548           32,060,062
                                                             =============        ==============


         See notes to the condensed consolidated financial statements.


                           VYTA CORP AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                 Three Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                              2008                  2007
                                                          ------------          -----------

Net loss                                                  $(  434,440)         $(   526,573)

Change in foreign currency
  translation                                                       -                 9,244
                                                          ------------          -----------


Comprehensive loss                                        $(  434,440)         $(   517,329)
                                                          ===========           ===========


  See notes to the condensed consolidated financial statements.



                                                     VYTA CORP AND SUBSIDIARIES
                           Condensed Consolidated Statement of Changes in Shareholders' Equity Deficiency
                                                Three Months Ended September 30, 2008
                                                             (Unaudited)


                                                                                                                          TOTAL
                                PREFERRED STOCK             COMMON STOCK            ADDITIONAL                         SHAREHOLDERS'
                            ----------------------     -----------------------       PAID IN                              EQUITY
                             SHARES       DOLLARS        SHARES       DOLLARS        CAPITAL           DEFICIT          DEFICIENCY
                            --------    ----------     ----------    ---------    --------------     -------------    --------------

Balances, July 1, 2008      500,000     $ 553,260      37,518,178    $   3,752    $  31,567,860      $(32,428,472)    $(   303,600)

Common stock issued for
  cash                            -             -       1,095,000          109          131,891                 -          132,000

Common stock issued for
  services                        -             -         150,000           15           17,535                 -           17,550

Common stock issued in
  exchange for
  cancellation of
  warrants, related
  party                           -             -       6,000,000          600             (600)                -                -

Net loss                          -             -               -            -                -       (   434,440)      (  434,440)

Accumulated dividends on
  Series A preferred
  stock                           -        10,082               -            -      (    10,082)                -                -
                            --------    ----------     ----------    ---------    --------------     -------------    --------------
Balances,
  September 30, 2008        500,000     $ 563,342      44,763,178    $   4,476    $  31,706,604      $(32,862,912)    $ (  588,490)
                            ========    ==========     ==========    =========    ==============     =============    ==============


  See notes to the condensed consolidated financial statements.



                                                   VYTA CORP AND SUBSIDIARIES
                                         Condensed Consolidated Statements of Cash Flows
                                     For the Three Months Ended September 30, 2008 and 2007
                                                           (Unaudited)

                                                                                                   2008                  2007
                                                                                             -------------         --------------
Cash flows from operating activities:
 Net loss                                                                                    $ (  434,440)         $(   526,573)
                                                                                             -------------         --------------
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation expense                                                                                245                 1,153
  Common stock issued for services                                                                 17,550                     -
  Equity in net losses of unconsolidated investees                                                253,660               380,825
  Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses                                                        (10,129)                  653
   Increase (decrease) in accounts payable and accrued expenses                                     7,264            (   17,174)
                                                                                             -------------         --------------
 Total adjustments                                                                                268,590               365,457
                                                                                             -------------         --------------

    Net cash used in operating activities                                                     (   165,850)           (  161,116)
                                                                                             -------------         --------------

Cash flows from investing activities:
  Increase in notes and advances receivable,
   unconsolidated investee                                                                    (    85,182)          (   294,031)
                                                                                             -------------         --------------
    Net cash used in investing activities                                                     (    85,182)          (   294,031)
                                                                                             -------------         --------------

Cash flows from financing activities:
  Common stock issued for cash                                                                    132,000               229,500
  Proceeds from advance payable                                                                   110,907                     -
  Payment of advance                                                                          (    13,500)                    -
                                                                                             -------------         --------------
    Net cash provided by financing activities                                                     229,407               229,500
                                                                                             -------------         --------------

Net decrease in cash and cash equivalents                                                       (  21,625)           (  225,647)

Cash and cash equivalents, beginning                                                               54,550               354,702
                                                                                             -------------         --------------

Cash and cash equivalents, ending                                                            $     32,925          $    129,055
                                                                                             =============         ==============





See notes to the condensed consolidated financial statements.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

1.  BASIS  OF  PRESENTATION,   MANAGEMENT'S  PLAN  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

Presentation of Interim Information:

The accompanying unaudited condensed consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation, its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and
ExypnoTech, LLC (ET LLC), a Colorado limited liability company (collectively referred to as the "Company"). The Company has two investments which are accounted for using the equity method of accounting. These equity method investments consist of BioAgra, LLC (BioAgra) and through December 27, 2007, ExypnoTech, GmbH (EPT) (Note 3). The Company's equity investees, EPT and BioAgra, operate in two segments, the RFID industry and the animal feed industry, respectfully. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 27, 2007, the Company sold its 49% equity interest in EPT to TagStar, GmbH (TagStar), the 51% equity interest owner of EPT, for cash of $250,000 (Note 3).

On September 15, 2008, the Company filed collection and foreclosure proceedings against BioAgra in connection with the secured promissory notes it holds from BioAgra (Notes 2 and 3). On October 31, 2008, the Company acquired the remaining 50% equity interest in BioAgra and as a result owns 100% of the equity in BioAgra (Note 7). Subsequently, the Company has voluntarily dismissed the collection and foreclosure proceedings.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. It is the Company's opinion that when the interim financial statements are read in conjunction with the June 30, 2008 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

MANAGEMENT'S PLANS:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $434,440 and a net loss applicable to common shareholders of $444,522 for the three months ended September 30, 2008, and an accumulated deficit of $32,862,912 as of September 30, 2008. The Company has not recognized any revenues from its business operations.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

During the 2009 fiscal year, the Company has continued its efforts to assist BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

STOCK-BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123 - revised 2004 ("SFAS 123R"), SHARE-BASED PAYMENT. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company did not grant any options during the three months ended September 30, 2008 and 2007.

LOSS PER SHARE:

Basic loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (5,754,844 shares at September 30, 2008 and 14,859,844 shares at September 30,
2007) would be to decrease loss per share (anti-dilutive). Therefore, diluted loss per share is equivalent to basic loss per share.

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

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

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

In March 2008, the FASB issued Statement No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133" (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. The Company does not expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

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

2.   NOTES AND ADVANCES RECEIVABLE - UNCONSOLIDATED INVESTEE:

Through June 30, 2008, the Company loaned $3,790,591 to BioAgra through a series of secured, 7.5% promissory notes, some of which were due at various dates through October 31, 2006 and some did not provide for scheduled payments. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory notes are collateralized by all BioAgra assets. Additionally, the promissory notes are to be paid in full prior to any distributions being made to the members of the joint venture.

On July 14, 2008, BioAgra executed a fourth 7.5% promissory note for $195,164, with BioAgra with the same terms as above, but the note did not provide for scheduled payments. During the three months ended September 30, 2008, the Company advanced an additional $85,182 in funds to BioAgra.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

The Company is not accruing interest on these notes receivable, as they are currently in default and non-performing.

The notes and advances receivable were reduced to $0 at June 30, 2008 by applying the losses of BioAgra (Note 3). The losses of BioAgra for the year ended June 30, 2008 were in excess of the carrying value of the notes by $173,153. This amount was booked as an Obligation to unconsolidated investee in the accompanying condensed consolidated balance sheet. The losses of BioAgra for the three months ended September 30, 2008 were $253,660. Of this total $85,182 was recorded against advances receivable and $168,478 was recorded as an increase to the Obligation to unconsolidated investee.

3. INVESTMENTS IN UNCONSOLIDATED INVESTEES:

INVESTMENT IN EPT:

On December 27, 2007, the Company executed a Share Purchase Agreement with TagStar, GmbH, the holder of the 51% equity interest in EPT, pursuant to which the Company sold its 49% equity interest to TagStar for cash of $250,000. The Company recorded a gain of $164,234 in connection with the sale of the equity interest in EPT.

During the three months ended September 30, 2007, EPT recognized revenues of $828,632 and expenses of $856,590 for a net loss of $27,958. During the three months ended September 30, 2007, the Company's proportionate loss was $13,670.

INVESTMENT IN BIOAGRA

Prior to October 31, 2008, the Company had a 50% equity interest in the joint venture, BioAgra, which manufactures and sells a beta glucan product, YBG-2000 also known as AgraStim(TM), which can be used as a replacement for hormone growth steroids and antibiotics in animal feed products such as poultry feed. As of June 30, 2008, BioAgra (a development stage company) has completed construction of a production line; however BioAgra has not yet recognized any significant revenues from product sales. At each reporting period, management makes an assessment to determine if the investment in BioAgra represents a variable interest entity subject to consolidation. Through September 30, 2008, management has determined that BioAgra was not subject to consolidation.

On September 15, 2008, the Company filed collection and foreclosure proceedings against BioAgra in the City and County Court of Denver, Colorado. The collection and foreclosure proceedings are directly related to principal and accrued interest of approximately $4,001,769 in loans advanced to BioAgra, including the $3,963,982 loaned through a series of secured promissory notes, and an additional $37,788 for open advances not represented by a promissory note. As a result of the Company's acquisition of the 50% equity ownership of Justin Holdings, Inc. the Company has voluntarily dismissed the collection and foreclosure proceedings (Note 7).

The terms of the joint venture provide for the Company to share in 50% of joint venture net income, if any, or net losses. The Company is accounting for its investment in BioAgra as an equity method investment. Net losses incurred by BioAgra have exceeded the underlying equity attributed to BioAgra's other joint venture investor. As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company. Since September 30, 2006 and through September 30, 2008, the carrying value of the Company's investment in BioAgra was $0. BioAgra losses for the three months ended

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

September 30, 2008 and 2007 were $253,660 and $367,155, respectively. Losses of $85,182 and $367,155, respectively, were applied to reduce the value of the notes receivable from BioAgra (Note 2).

Financial information of BioAgra as of September 30, 2008 and for the three months ended September 30, 2008 and 2007, is as follows:

                                                           SEPTEMBER 30, 2008
                                                          --------------------
Assets:
   Current assets                                         $            117,468
   Land, building and equipment, net(2)                              1,123,231
                                                          --------------------
Total assets                                              $          1,240,699
                                                          ====================

Liabilities and members' deficiency:
   Current liabilities(1)                                 $          4,590,394
   Obligation under capital lease(2)                                   896,430
                                                          --------------------
Total liabilities                                                    5,486,824

Members' deficiency                                       (          4,246,125)
                                                          --------------------
Total liabilities and members'                            $          1,240,699
   deficiency                                             ====================

         (1) Includes $4,322,266 owed to the Company. The Company has classified this amount as a notes receivable in non-current assets on the balance sheet and is not accruing interest on these notes receivable, as they are currently in default and non-performing. The notes and advances receivable on the Company's balance sheet were reduced to $0 at September 30, 2008 by applying the losses of BioAgra.

         (2) BioAgra leases land and a building under a ten-year lease expiring in February 2015, which requires a monthly lease payment of $12,000.

                           THREE MONTHS ENDED        THREE MONTHS ENDED
                           SEPTEMBER 30, 2008        SEPTEMBER 30, 2007
                           ------------------        -------------------
Revenues                   $          12,006         $           20,327

Expenses                            (265,666)                  (387,482)
                           ------------------        -------------------
Net loss                   $        (253,660)        $         (367,155)
                           ==================        ===================

4. ADVANCES PAYABLES:

RELATED PARTIES

At September 30, 2008, the Company owes its majority shareholder $32,000 for advances. This amount is unsecured, non-interest bearing and is due on demand. During the year ended June 30, 2008, the majority shareholder advanced $39,500. During the three months ended September 30, 2008, the majority shareholder advanced an additional $6,000 and the Company made payments of $13,500 against the advances payable.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

At September 30, 2008, the Company owes Mr. Metzinger, an officer and director of the Company, $4,907 for advances. This amount is unsecured, non-interest bearing and is due on demand.

UNRELATED THIRD PARTY

On September 9, 2008, an unrelated third party advanced the Company $100,000 for operations. This amount is unsecured, non-interest bearing and is due on demand

5. SHAREHOLDERS' EQUITY DEFICIENCY:

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

The holder of the Series A is entitled to a dividend equal to 8% per annum of the deemed par value ($1.00 per share). Accumulated dividends for the period from Series A issuance (February 2007) through September 30, 2008, were $63,342, ($10,082 and $9,452 during the three months ended September 30, 2008 and 2007, respectively) which have been recorded as an increase to net loss per common shareholder. Also, the holder is entitled to a liquidation preference of the deemed par value for each outstanding share and any accrued but unpaid dividends upon the liquidation of the Company.

COMMON STOCK:

2008 FISCAL YEAR

Between July 1, 2008 and September 30, 2008, the Company issued an aggregate of 1,095,000 shares of its restricted common stock for $132,000 cash. The shares were sold for prices that range from $0.09 to $0.15 per share (based upon an approximate 55% discount from the closing market price at the time of sale, ranging from $0.06 to $0.17 per share on the dates of the transactions).

On August 22, 2008, the Company issued an aggregate of 150,000 shares of its restricted common stock as payment for services worth $17,550. The shares were issued for $0.117 per share, the closing market at the time of issuance.

On July 15, 2008, the Company issued 6,000,000 shares of its restricted common stock upon the return of warrants exercisable for 9,000,000 shares by its majority shareholder. The warrants, one exercisable for 6,000,000 shares of common stock and the second exercisable for 3,000,000 shares were cancelled by the Company.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)


STOCK OPTIONS:

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 2,863,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2008 and September 30, 2008 are fully-vested and exercisable. The aggregate intrinsic value of outstanding fully-vested options as of September 30, 2008 was approximately $155.

The Company did not grant any options during the three months ended September 30, 2008 and 2007.

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

A summary of the stock option activity for the three months ended September 30, 2008 is as follows:

                                                                 Weighted
                                                    Weighted      Average
                                                    Average      Remaining
                                     Shares Under   Exercise    Contractual
                                        Option       Price         Life
                                     ------------  ---------    -----------
Outstanding at July 1, 2008            2,643,127     $  3.00     2.86 years
  Granted                                      -           -              -
  Exercised                                    -           -              -
  Expired                                      -           -              -
                                     -----------   ---------    -----------
Outstanding at September 30, 2008      2,643,127     $  3.00     2.62 years
                                     ===========   =========    ===========

Exercisable at September 30, 2008      2,643,127     $  3.00     2.62 years
                                     ===========   =========    ===========

6.  COMMITMENTS AND CONTINGENCIES

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

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

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


7. SUBSEQUENT EVENT:

On October 31, 2008, the Company and BioAgra entered into an Agreement with Justin Holdings, Inc. ("Justin Holdings") and Neal Bartoletta ("Mr. Bartoletta") to transfer the 50% equity interest in BioAgra held by Justin Holdings to the Company.

As a result of the transfer, the Company now owns 100% of the equity in BioAgra. Prior to the transfer of Justin Holdings' equity interest in BioAgra, the Company had accounted for its interest using the equity method. As a result of the transfer, BioAgra has become a wholly-owned subsidiary of the Company.

Mr. Bartoletta will receive a monthly payment of $6,000, with payments commencing on the first of the month immediately following the closing and continuing for a period of sixty (60) months from the closing. Mr. Bartoletta has agreed to serve as a consultant to BioAgra for a period of five (5) years from the closing date, and he shall be available to BioAgra on an as needed basis, for up to a maximum of ten (10) hours per week, to provide advice to, and consult with, BioAgra concerning its business and relationship with its employees, contractors, vendors and customers.

Justin Holdings is to receive ten percent (10%) of all profits generated by BioAgra, until a maximum aggregate payment to Justin Holdings of $500,000 has been paid. The payments are to be made on an annual basis.

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

The independent registered public accounting firm's report on the Company's consolidated financial statements as of June 30, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.

GENERAL

At September 30, 2008, we had cash, on hand, of $32,925. We intend to use our cash funds to continue to support operations. We intend to continue to develop the business opportunity presented by our equity investee, BioAgra and the AgriStim product. The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

On October 31, 2008, the Company and BioAgra entered into an Agreement with Justin Holdings, Inc. ("Justin Holdings") and Neal Bartoletta ("Mr. Bartoletta") to transfer the 50% equity interest in BioAgra held by Justin Holdings to the Company. As a result of the transfer, the Company now owns 100% of the equity in BioAgra. As a result of the transfer, BioAgra has become a wholly-owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2008 and 2007, we did not have any revenues from operations.

General and administrative expenses during the three months ended September 30, 2008 were $180,780 compared to $145,748 for the three months ended September 30, 2007. The increase of $35,032 is mainly attributable to an increase of $13,265 in consulting expenses, a $7,842 increase in legal expenses and a $9,765 increase in public relation expense.

During the three months ended September 30, 2008, we recognized a net loss of $434,440 compared to a net loss of $526,573 during the three months ended September 30, 2007. The $92,133 decrease is primarily a result of the $127,165 decrease in equity losses of unconsolidated investees and offset by the $35,032 increase in general and administrative expenses, discussed above.

We recorded a net loss applicable to common shareholders of $444,522 during the three months ended September 30, 2008 compared to $536,025 during the three months ended March 31, 2007. The decrease of $91,503 was a result of the $127,165 decrease in equity losses of unconsolidated investees and offset by the $630 increase in the accumulated dividends recognized in connection with the outstanding Series A Preferred Stock and the increase in general and administrative expenses of $35,032.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities during the three months ended September 30, 2008 was $165,850, compared to net cash used in operating activities during the three months ended September 30, 2007 of $161,116. During the three months ended September 30, 2008, the net cash used represented a net loss of $434,440, adjusted for certain non-cash items consisting of depreciation expense of $245, common stock issued for services of $17,550 and equity in losses of unconsolidated investees of $253,660.

During the three months ended September 30, 2007, the net cash used represented a net loss of $526,573, adjusted for certain non-cash items consisting of depreciation expense of $1,153 and equity in losses of unconsolidated investees of $380,825.

During the three months ended September 30, 2008, we raised $132,000 cash through the sale of 1,095,000 shares of restricted common stock.

During the three months ended September 30, 2007, we received $229,500 cash, through the sale of 1,530,000 shares of restricted common stock.

During the year ended June 30, 2008, the majority shareholder advanced $39,500. During the three months ended September 30, 2008, the majority shareholder advanced an additional $6,000 and the Company made payments of $13,500 against the advances payable. In addition, an officer and director of the Company advanced $4,907 to the Company.

During the three months ended September 30, 2008, an unrelated third party advanced $100,000.

Through June 30, 2008, the Company loaned $3,790,591 to BioAgra through a series of secured, 7.5% promissory notes, some of which were due at various dates through October 31, 2006 and some did not provide for scheduled payments. The funds were loaned to facilitate BioAgra's completion of its first production line and to support operations. The promissory notes are collateralized by all BioAgra assets. Additionally, the promissory notes are to be paid in full prior to any distributions being made to the members of the joint venture.

On July 14, 2008, BioAgra executed a fourth 7.5% promissory note for $195,164, with BioAgra with the same terms as above, but the note did not provide for scheduled payments. During the three months ended September 30, 2008, the Company advanced an additional $85,182 in funds to BioAgra.

During the 2009 fiscal year, we intend to continue our efforts to aid BioAgra with the continuing development of its sales, nationally and internationally in other animal feed markets, such as the equine and the swine markets.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS, ("SFAS") No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until July 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of September 30, 2008.

ITEM 4T.  INTERNAL CONTROLS AND PROCEDURES

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008. Our principal Chief Executive Officer/Acting Chief Financial Officer concluded we have a material weakness in our ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

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

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report on internal control in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from July 1, 2008 to September 30, 2008.


DATE OF SALE   TITLE OF SECURITIES NO. OF SHARES    CONSIDERATION           CLASS OF PURCHASER
-------------- ------------------- ---------------- ----------------------- ------------------
    7/7/08     Common stock        150,000          $22,500                 Affiliate
-------------- ------------------- ---------------- ----------------------- ------------------
    7/10/08    Common stock        160,000          $24,000                 Affiliate
-------------- ------------------- ---------------- ----------------------- ------------------
    7/11/08    Common Stock        180,000          $27,500                 Affiliate
-------------- ------------------- ---------------- ----------------------- ------------------
    7/15/08    Common Stock        6,000,000        Exchange of Warrants    Affiliate
-------------- ------------------- ---------------- ----------------------- ------------------
    8/22/08    Common Stock        150,000          $17,550 Services        Business Associate
-------------- ------------------- ---------------- ----------------------- ------------------
    8/27/08    Common Stock        405,000          $40,500                 Affiliate
-------------- ------------------- ---------------- ----------------------- ------------------
    9/26/08    Common Stock        200,000          $18,000                 Affiliates


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.  OTHER INFORMATION - NONE.

ITEM 6.  EXHIBITS


          EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

        ------------ ---------------------------------------------------------
        Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act
        ------------ ---------------------------------------------------------
        Exhibit 32.1 Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act
        ------------ ---------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VYTA CORP
                                -------------------------------------------
                                              (REGISTRANT)

Date:  November 19, 2008        /s/ Paul H. Metzinger
                                -------------------------------------------
                                Paul H. Metzinger,
                                President & CEO &  Principal Accounting Officer
                                (Principle Executive Officer)