Form 10-Q
period 2008-12-31
Vyta Corp
filed 2009-02-27
CIK 827161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________ to ___________


                       Commission file number : 33-19598-D

                                    VYTA CORP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                        84-0992908
      ------------------------                    -----------------------
      (State of Incorporation)                   (IRS Employer ID Number)


              1630 WELTON STREET, SUITE 300, DENVER, COLORADO 80202
                     --------------------------------------
                    (Address of principal executive offices)

                                  303-592-1010
                   -----------------------------------------
                         (Registrant's Telephone number)


               370 17TH STREET, SUITE 3640, DENVER, COLORADO 80202
             ------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report.)

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

As of February 23, 2009, there were 45,663,178 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                             PAGE
                                                                                          ----
         Condensed Consolidated Balance Sheets - December 31, 2008 (Unaudited)
                   and June 30, 2008                                                       F-1

         Condensed Consolidated Statements of Operations (Unaudited) -
                  Three and six months ended December 31, 2008 and 2007                    F-3

         Condensed Consolidated  Statements of  Comprehensive  Loss (Unaudited) -
                  Three and six months ended December 31, 2008 and 2007                    F-4

         Condensed Consolidated Statement of Changes in Shareholders' Equity
                  Deficiency (Unaudited) - December 31, 2008                               F-5

         Condensed Consolidated  Statements  of  Cash  Flows  (Unaudited)  -
                  Six months ended December 31, 2008 and 2007                              F-6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                  F-7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk - NOT APPLICABLE                                              5

Item 4.  Controls and Procedures                                                            5

Item 4T. Controls and Procedures                                                            5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                                  6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        6

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                                   6

Item 4.  Submission of Matters to a Vote of Security Holders - NOT APPLICABLE               6

Item 5.  Other Information - NOT APPLICABLE                                                 6

Item 6.  Exhibits                                                                           6

SIGNATURES                                                                                  7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                                    VYTA CORP AND SUBSIDIARIES
                                               Condensed Consolidated Balance Sheets

                                                                                         December 31, 2008          June 30, 2008
                                                                                           (Unaudited)
                                                                                          -------------             -------------
                                                              ASSETS

Current assets:
  Cash and cash equivalents                                                               $           -             $      54,550
  Inventory                                                                                     109,009                         -
  Prepaid expenses and other                                                                      6,225                     1,096
                                                                                          -------------             -------------
    Total current assets                                                                        115,234                    55,646
                                                                                          -------------             -------------

Property and equipment:
  Office equipment and furniture                                                                116,687                    67,107
  Plant and production equipment                                                                811,459                         -
  Less accumulated depreciation                                                                (637,325)                  (66,282)
                                                                                           ------------              ------------
                                                                                                290,821                       825
                                                                                           ------------              ------------

Other assets:
  Deposit                                                                                        19,272                    19,272
  Asset under capital lease, net                                                                804,254                         -
                                                                                           ------------              ------------
                                                                                                823,526                    19,272
                                                                                           ------------              ------------

       Total assets                                                                       $   1,229,581              $     75,743
                                                                                          =============              ============
















                                   (Continued)

                                                    VYTA CORP AND SUBSIDIARIES
                                               Condensed Consolidated Balance Sheets
                                                            (Continued)



                                                                                         December 31, 2008          June 30, 2008
                                                                                           (Unaudited)
                                                                                          -------------             -------------

                                          LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Bank overdraft                                                                          $      14,041             $           -
  Accounts payable                                                                              299,541                   135,305
  Advances payable, related parties (Note 5)                                                     41,117                    39,500
  Advance payable (Note 5)                                                                      100,000                         -
  Accrued expenses                                                                              127,025                    31,385
  Short term lease obligations (Note 6)                                                          53,511                         -
  Short term consulting obligation, net of discount (Note 4)                                     37,540                         -
  Obligation to unconsolidated investee (Notes 2 and 3)                                               -                   173,153
                                                                                          -------------              ------------
    Total current liabilities                                                                   672,775                   379,343
                                                                                          -------------              ------------

Long term liabilities:
  Consulting obligation, net of discount (Note 4)                                               205,715                         -
  Long term lease obligation (Note 6)                                                           875,463                         -
                                                                                          -------------              ------------
    Total long term liabilities                                                               1,081,178                         -
                                                                                          -------------              ------------

Commitments and contingencies (Note 6)

Shareholders' equity deficiency (Note 5):
  Preferred stock; $0.0001 par value; 5,000,000 shares
     authorized;  Series A, 8%; deemed par value $1.00 per share; 500,000 shares issued and outstanding; liquidation preference of $573,424 and $553,260, as
     of December 31, 2008 and June 30, 2008,respectively                                        573,424                   553,260
  Common stock; $0.0001 par value; 200,000,000 shares
     authorized; 45,663,178 and 37,518,178 shares issued
     and outstanding as of December 31, 2008 and
     June 30, 2008, respectively                                                                  4,567                     3,752
  Additional paid-in capital                                                                 32,192,995                31,567,860
  Accumulated deficit                                                                       (33,295,358)              (32,428,472)
                                                                                          -------------             -------------
      Total shareholders' equity deficiency                                                 (   524,372)              (   303,600)
                                                                                          -------------             -------------

        Total liabilities and shareholders'
          equity deficiency                                                               $   1,229,581            $       75,743
                                                                                          =============            ==============





         See notes to the condensed consolidated financial statements.

                                                 VYTA CORP AND SUBSIDIARIES
                                      Condensed Consolidated Statements of Operations
                                   Three And Six Months Ended December 31, 2008 and 2007
                                                        (Unaudited)


                                                         Three Months Ended                         Six Months Ended
                                                            December 31,                              December 31,
                                                      2008                 2007                2008                 2007
                                                   ------------        ------------        -------------        ------------

Sales                                              $     3,300          $        -          $     3,300          $        -
Cost of sales                                                -                   -                    -                   -
                                                   ------------        ------------        -------------        ------------
                                                         3,300                   -                3,300                   -
                                                   ------------        ------------        -------------        ------------

General and administrative expense                  ( 368,686)           ( 173,209)          (  647,924)          ( 318,957)
                                                   ------------        ------------        -------------        ------------

Loss from operations                                ( 365,386)           ( 173,209)          (  644,624)          ( 318,957)
                                                   ------------        ------------        -------------        ------------

Other income (expense):
  Interest income                                           -                   10                    -                  10
  Interest expense                                  (   23,538)                  -           (   23,538)                  -
  Gain on sale of investment in
   unconsolidated investee (Note 3)                          -             164,234                    -             164,234

  Equity losses of
   unconsolidated investees (Note 3)                (   33,440)          ( 286,769)          (  198,724)          ( 667,594)
                                                   ------------        ------------        -------------        ------------


Net loss                                            (  422,364)          ( 295,734)          (  866,886)          ( 822,307)
                                                   ------------        ------------        -------------        ------------

Dividends on Series A
  preferred stock (Note 5)                          (   10,082)          (   9,452)          (   20,164)          (  18,904)
                                                   ------------        ------------        -------------        ------------

Net loss applicable to common
  shareholders                                     $(  432,446)         $( 305,186)         $(  887,050)         $( 841,211)
                                                   ============        ============        =============        ============


Net loss per common share, basic and
  diluted (Note 1)                                 $(     0.01)         $(    0.01)         $(     0.02)         $ (   0.03)
                                                   ============        ============        =============        ============

Weighted average number of common
  shares outstanding (Note 1)                       45,372,961          33,912,454           44,287,254           32,986,258
                                                   ============        ============        =============        ============



          See notes to the condensed consolidated financial statements.



                                                VYTA CORP AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Comprehensive Loss
                                   Three And Six Months Ended December 31, 2008 and 2007
                                                        (Unaudited)



                                                    Three Months Ended                          Six Months Ended
                                                       December 31,                               December 31,
                                               2008                   2007                  2008                 2007
                                            ------------         ------------          ------------          ------------
Net loss                                    $(  422,364)         $ ( 295,734)          $(  866,886)          $(  822,307)

Change in foreign currency
  translation                                         -            (  10,340)                    -            (   10,340)
                                            ------------         ------------          ------------          ------------


Comprehensive loss                          $(  432,446)         $ ( 306,074)          $(  887,050)          $(  832,647)
                                            ============         ============          ============          ============




























          See notes to the condensed consolidated financial statements.




                                                    VYTA CORP AND SUBSIDIARIES
                          Condensed Consolidated Statement of Changes in Shareholders' Equity Deficiency
                                                Six Months Ended December 31, 2008
                                                            (Unaudited)


                                                                                                                           TOTAL
                                                                                      ADDITIONAL                       SHAREHOLDERS'
                                PREFERRED STOCK               COMMON STOCK             PAID IN                            EQUITY
                             SHARES         DOLLARS       SHARES         DOLLARS       CAPITAL         DEFICIT          DEFICIENCY
                           ----------      --------     -----------      -------     ----------      ------------      -----------


Balances, July 1, 2008      500,000       $ 553,260     37,518,178      $   3,752    $  31,567,860   $(32,428,472)    $(   303,600)

Common stock issued for
  cash                            -               -      1,995,000            200          215,300              -          215,500

Common stock issued for
  services                        -               -        150,000             15           17,535              -           17,550

Common stock issued in
  exchange for
  return of warrants,
  related  party                  -               -      6,000,000            600             (600)             -                -

Adjustments upon
  consolidation of
  former equity investee          -               -              -              -          413,064              -          413,064
  (Note 2)

Net loss                          -               -              -              -                -    (   866,886)      (  866,886)

Accumulated dividends on
  Series A preferred
  stock                           -          20,164              -              -      (    20,164)             -                -
                           ----------      --------     -----------      --------    -------------   ------------      -----------
Balances,
  December 31, 2008         500,000       $ 573,424     45,663,178      $   4,567    $  32,192,995   $(33,295,358)    $ (  524,372)
                           ==========      ========     ===========      ========    =============   ============      ===========














          See notes to the condensed consolidated financial statements.

                                                   VYTA CORP AND SUBSIDIARIES
                                         Condensed Consolidated Statements of Cash Flows
                                       For the Six Months Ended December 31, 2008 and 2007
                                                           (Unaudited)

                                                                                                  2008                  2007
                                                                                             -------------          ------------
Cash flows from operating activities:
Cash flows from operating activities:
 Net loss                                                                                    $ (  866,886)          $(  822,307)
                                                                                             -------------          ------------
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Consulting expense                                                                              187,000                     -
  Depreciation and amortization expense                                                            52,564                 2,306
  Common stock issued for services                                                                 17,550                     -
  Equity in net losses of unconsolidated investees                                                198,724               667,594
  Gain on sale of investment in unconsolidated investee                                                              (  164,234)
  Changes in operating assets and liabilities, net of
   business acquisition:
   Decrease in accounts receivable                                                                (15,381)                    -
   Increase in inventory                                                                            2,261                     -
   (Increase) decrease in prepaid expenses                                                        ( 5,129)                1,390
   Increase (decrease) in accounts payable and accrued
    expenses                                                                                      300,574            (   44,251)
                                                                                             -------------          ------------
 Total adjustments                                                                                738,163               462,805
                                                                                             -------------          ------------

    Net cash used in operating activities                                                     (   128,723)           (  359,502)
                                                                                             -------------          ------------
Cash flows from investing activities:
  Sale of marketable securities                                                                         -                    59
  Increase in notes and advances receivable,
   unconsolidated investee                                                                    (   125,213)          (   541,600)
                                                                                             -------------          ------------
    Net cash used in investing activities                                                     (   125,213)          (   541,541)
                                                                                             -------------          ------------
Cash flows from financing activities:
  Bank overdraft                                                                              (     8,631)
  Common stock issued for cash                                                                    215,500               579,500
  Proceeds from advance payable                                                                   120,117                50,000
  Payment of advance payable                                                                  (    18,500)          (    50,000)
                                                                                             -------------          ------------
    Net cash provided by financing activities                                                     308,486               579,500
                                                                                             -------------          ------------

Net decrease in cash and cash equivalents                                                      (   54,550)           (  321,543)

Cash and cash equivalents, beginning                                                               54,550               354,702
                                                                                             -------------          ------------

Cash and cash equivalents, ending                                                             $         -            $   33,159
                                                                                             =============          ============

Supplemental disclosure of non-cash investing activities:
  Net assets acquired in BioAgra acquisition                                                  $   255,000           $         -
                                                                                             =============          ============
  Sale of investment in unconsolidated investee:
    Receivable                                                                                          -           $ ( 250,000)
    Investment in unconsolidated investee                                                               -               217,649
    Reduction in cumulative translation adjustment                                                      -             ( 131,883)
                                                                                                                    ============
    Gain on sale                                                                                        -           $   164,234
                                                                                                                    ============

         See notes to the condensed consolidated financial statements.
                                       F-6

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)


1.  BASIS  OF  PRESENTATION,   MANAGEMENT'S  PLAN  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

Presentation of Interim Information:

The accompanying unaudited condensed consolidated financial statements include the accounts of Vyta Corp, a Nevada corporation, its wholly-owned subsidiaries, NanoPierce Connection Systems, Inc., a Nevada corporation (NCOS), and
ExypnoTech, LLC (ET LLC), a Colorado limited liability company (collectively referred to as the "Company"). The Company has two investments which are accounted for using the equity method of accounting. These equity method investments consist of BioAgra, LLC (BioAgra) through October 31, 2008 and through December 27, 2007, ExypnoTech, GmbH (EPT) (Note 3). The Company's equity investees, EPT and BioAgra, operate in two segments, the RFID industry and the animal feed industry, respectfully. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 27, 2007, the Company sold its 49% equity interest in EPT to TagStar, GmbH (TagStar), the 51% equity interest owner of EPT, for cash of $250,000 (Note 3).

On September 15, 2008, the Company filed collection and foreclosure proceedings against BioAgra in connection with the secured promissory notes it holds from BioAgra (Notes 2 and 3). On October 31, 2008, the Company acquired the remaining 50% equity interest in BioAgra and as a result owns 100% of the equity in BioAgra (Note 4). Subsequently, the Company has voluntarily dismissed the collection and foreclosure proceedings.

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

MANAGEMENT'S PLANS:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $866,886 and a net loss applicable to common shareholders of $887,050 for the six months ended December 31, 2008 ($422,364 and $432,446 for the three months ended December 31, 2008), and an accumulated deficit of $33,295,358 as of December 31, 2008. The Company has not recognized any revenues from its business operations.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

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

INVENTORY

Inventories are stated at cost. Cost is determined using the first in, first out
(FIFO) method.  Inventories consisted of the following at December 31, 2008:

                Finished goods          $ 58,817
                Raw Materials           $ 50,132
                                        --------
                                        $109,009
                                        ========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided by use of the accelerated and straight-line methods over the estimated useful lives of the related assets. The estimated useful lives range from five to ten years.

Repairs and maintenance are charged to operations as incurred. Major renewals and betterments that extend the useful lives of property and equipment are capitalized.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

STOCK-BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123 - revised 2004 ("SFAS 123R"), SHARE-BASED PAYMENT. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company did not grant any options during the six months ended December 31, 2008 and 2007.

LOSS PER SHARE:

Basic loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (5,754,844 shares at December 31, 2008 and 14,859,844 shares at December 31,
2007) would be to decrease loss per share (anti-dilutive). Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on July 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for the Company on July 1, 2009. As it relates to the Company's financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company's consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have on its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS 159"). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value ("fair value option"). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on July 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company's consolidated financial statements.

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

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

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

2. NOTES AND ADVANCES RECEIVABLE -CONSOLIDATED INVESTEE:

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

On July 14, 2008, BioAgra executed a fourth 7.5% promissory note for $195,164, with BioAgra with the same terms as above, but the note did not provide for scheduled payments. During the six months ended December 31, 2008, the Company advanced an additional $125,213 in funds to BioAgra.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

The Company is not accruing interest on these notes receivable, as they are currently in default and non-performing. Upon consolidation of BioAgra, accrued interest of $413,064 payable to the Company as of June 30, 2008, was adjusted to Additional Paid In Capital.

The notes and advances receivable were reduced to $0 at June 30, 2008 by applying the losses of BioAgra (Note 4). The losses of BioAgra for the year ended June 30, 2008 were in excess of the carrying value of the notes by $173,153. This amount was recorded as an Obligation to unconsolidated investee in the accompanying condensed consolidated balance sheet. During the period of July 1, 2008 through October 31, 2008, the losses of BioAgra were in excess of the carrying value of the notes by $168,485. The losses of BioAgra for the six months ended December 31, 2008 were $548,188 ($294,528 for the three months ended December 31, 2008). After November 1, 2008, the Company began consolidating BioAgra and the notes and advances were treated as intercompany accounts and were eliminated in consolidation. (Note 4.)

3. INVESTMENTS IN UNCONSOLIDATED INVESTEE:

INVESTMENT IN EPT:

On December 27, 2007, the Company executed a Share Purchase Agreement with TagStar, GmbH, the holder of the 51% equity interest in EPT, pursuant to which the Company sold its 49% equity interest to TagStar for cash of $250,000. The Company recorded a receivable at December 31, 2007, and received the funds on January 2, 2008. The Company recorded a gain of $164,234 in connection with the sale of the equity interest in EPT.

During the period from July 1, 2007 through December 27, 2007, EPT recognized revenues of $2,158,689 and expenses of $2,152,831 for a net income of $5,858. During the period from July 1, 2007 through December 27, 2007, the Company's proportionate income was $2,960.

During the period from October 1, 2007 through December 27, 2007, EPT recognized revenues of $1,330,057 and expenses of $1,296,241 for a net income of $33,816. During the period from October 1, 2007 through December 27, 2007, the Company's proportionate income was $16,659.

4. INVESTMENT IN CONSOLIDATED INVESTEE:

INVESTMENT IN BIOAGRA

Prior to October 31, 2008, the Company had a 50% equity interest in the joint venture, BioAgra, which manufactures and sells a beta glucan product, YBG-2000 also known as AgraStim(TM), which can be used as a replacement for hormone growth steroids and antibiotics in animal feed products such as poultry feed. As of June 30, 2008, BioAgra (a development stage company) had completed construction of a production line; however BioAgra has not yet recognized any significant revenues from product sales. On September 15, 2008, the Company filed collection and foreclosure proceedings against BioAgra. The collection and foreclosure proceedings are directly related to principal and accrued interest of approximately $4,001,769 in loans advanced to BioAgra, including the $3,963,982 loaned through a series of secured promissory notes, and an additional $37,787 for open advances not represented by a promissory note. On October 31, 2008, the Company and BioAgra entered into an Agreement with Justin Holdings, Inc. ("Justin Holdings") and Neal Bartoletta ("Mr. Bartoletta") to transfer the 50% equity interest in BioAgra held by Justin Holdings to the Company.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

As a result of the transfer, the Company now owns 100% of the equity in BioAgra. Prior to the transfer of Justin Holdings' equity interest in BioAgra, the Company had accounted for its interest using the equity method. As a result of the transfer, BioAgra has become a wholly-owned subsidiary of the Company and starting November 1, 2008, the Company has begun consolidating BioAgra. As a result of the Company's acquisition of the 50% equity ownership of Justin Holdings, Inc. the Company has voluntarily dismissed the aforementioned collection and foreclosure proceedings.

In exchange for the 50% equity interest in BioAgra, Mr. Bartoletta will receive a monthly payment of $6,000, with payments commencing on the first of the month immediately following the closing and continuing for a period of sixty (60) months from the closing. Mr. Bartoletta has agreed to serve as a consultant to BioAgra for a period of five (5) years from the closing date, and he is to be available to BioAgra on an as needed basis, for up to a maximum of ten (10) hours per week, to provide advice to, and consult with, BioAgra concerning its business and relationship with its employees, contractors, vendors and customers. The payments, net of a discount, were recorded as a consulting obligation on the consolidiated balance sheet.

The purchase price has been calculated discounting the $6,000 monthly payments described above, using an interest rate of 15% (estimated to be the cost of capital for BioAgra). A preliminary allocation of the purchase price has been made by the Company among the specific assets and liabilities acquired, as well as among intangible assets identified as acquired by the Company. The purchase price allocation is not considered final as of the date of this report, as management is still reviewing all of the underlying assumptions and calculations used in the allocation. However, management believes the final purchase price allocation will not be materially different than that presented herein.

The values allocated to the assets and liabilities acquired were as follows:

         Current assets                                   $          59,000
         Property and equipment                                     165,000
         Leased property under capital lease                        406,000
         Consulting agreement (a)                                   187,000
         Accounts payable and accrued expenses                      (90,000)
         Lease obligation                                          (472,000)
                                                          -----------------

         Total allocated purchase price                   $         255,000
                                                          =================

(a) The excess of the purchase price over net liabilities assumed was allocated to the consulting agreement. This amount was expensed as management expects to receive minimal, if any, benefit from such agreement.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

Had the acquisition of the remaining 50% of BioAgra occurred on July 1, 2008, the consolidated unaudited pro forma results of operations for the Company would have reflected net sales of $18,681, loss from operations of $(819,810), net loss of $(866,886) or $(0.02) per common share for the six months ended December 31, 2008. Had the acquisition of the remaining 50% of BioAgra occurred on July 1, 2007, the consolidated unaudited pro forma results of operations for the Company would have reflected net sales of $83,255, loss from operations of $(989,511), net loss of $(822,307) or $(0.03) per common share for the six months ended December 31, 2007. Such amounts are based upon the estimates and assumptions set forth herein. These unaudited pro forma financial results do not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future. The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available.

Justin Holdings is to receive ten percent (10%) of profits generated by BioAgra, until a maximum aggregate payment to Justin Holdings of $500,000 has been paid. The payments are to be made on an annual basis.

The terms of the original joint venture provided for the Company to share in 50% of joint venture net income, if any, or net losses. Prior to October 31, 2008, the Company accounted for its investment in BioAgra as an equity method investment. Net losses incurred by BioAgra exceeded the underlying equity attributed to BioAgra's other joint venture investor. As a result, the excess of the losses attributable to the other joint venture investor have been charged to the Company.

Financial information for BioAgra for the period from October 1, 2008 through October 31, 2008 and for the three months ended December 31, 2007 and for the period from July 1, 2008 through October 31, 2008 and for the six months ended December 31, 2007, is as follows:

                     OCTOBER 1, 2008                                  JULY 1, 2008             SIX MONTHS
                         THROUGH           THREE MONTHS ENDED            THROUGH                 ENDED
                    OCTOBER 31, 2008        DECEMBER 31, 2007       OCTOBER 31, 2008       DECEMBER 31, 2007
                    ----------------        -----------------       ----------------       -----------------
Revenues            $        3,375         $        62,828          $       15,381         $        83,255

Expenses                   (61,396)               (366,227)               (302,481)               (753,809)
                    ----------------        -----------------       ----------------       -----------------
Net loss            $      (58,021)               (303,399)         $     (287,100)        $      (670,554)
                    ================        =================       ================       =================

5. ADVANCES PAYABLES:

RELATED PARTIES

At December 31, 2008, the Company owes its majority shareholder $35,780 for advances. This amount is unsecured, non-interest bearing and is due on demand. During the year ended June 30, 2008, the majority shareholder advanced $39,500. During the six months ended December 31, 2008, the majority shareholder advanced an additional $9,780 and the Company made payments of $18,500 against the advances payable.

At December 31, 2008, the Company owes Mr. Metzinger, an officer and director of the Company, $5,337 for advances. This amount is unsecured, non-interest bearing and is due on demand.

UNRELATED THIRD PARTY

On September 9, 2008, an unrelated third party advanced the Company $100,000 for operations. This amount is unsecured, non-interest bearing and is due on demand

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

6. LEASE OBLIGATION:

BioAgra has entered into a lease with the Liberty County Industrial Development for a plant facility. The lease has a term of ten years and provides for a buy-out provision in the tenth year of the lease. The cost of the buy-out is $500,000. The lease requires monthly rent payments of $12,000.

As of December 31, 2008, the total amount of assets recorded under capital leases was approximately $1,079,000, and accumulated amortization related to those assets totaled approximately $275,000.

Future minimum lease payments under the leases are as follows:

        YEAR ENDING
          JUNE 30,                                              AMOUNT
          --------                                        -----------------
            2009                                          $          72,000
            2010                                                    144,000
            2011                                                    144,000
            2012                                                    144,000
            2013                                                    144,000
         Thereafter                                                 744,000
                                                          -----------------
               Total minimum obligations                          1,392,000

      Less amount representing interest                            (463,026)
                                                          ------------------

                                                                    928,974
      Less current portion                                          (53,511)
                                                          ------------------

      Long-term portion                                   $         875,463
                                                          =================


7. SHAREHOLDERS' EQUITY DEFICIENCY:

PREFERRED STOCK:

In February 2007, the Company sold 500,000 shares of Series A nonconvertible preferred stock ("Series A") for $500,000 cash to Arizcan Properties, Ltd. (Arizcan), the majority shareholder of the Company. Arizcan had advanced the funds to the Company, prior to the issuance of the shares. The shares provide that when voting as a single class, the shares have the votes and the voting power that at all times is greater by 1% than the combined votes and voting power of all other classes of securities entitled to vote on any matter. As a result of the issuance, Arizcan acquired approximately 51% of the voting power of the Company. The Company has a right, solely at the Company's discretion, to redeem the shares in 2017 at 130% of deemed par value.

The holder of the Series A is entitled to a dividend equal to 8% per annum of the deemed par value ($1.00 per share). Accumulated dividends for the period from Series A issuance (February 2007) through December 31, 2008, were $73,425, ($20,164 and $18,804 during the six months ended December 31, 2008 and 2007, respectively) which have been recorded as an increase to net loss per common shareholder. Also, the holder is entitled to a liquidation preference of the deemed par value for each outstanding share and any accrued but unpaid dividends upon the liquidation of the Company.

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

COMMON STOCK:

2008 FISCAL YEAR

Between July 1, 2008 and December 31, 2008, the Company issued an aggregate of 1,995,000 shares of its restricted common stock for $215,500 cash. The shares were sold for prices that range from $0.09 to $0.15 per share (based upon an approximate 55% discount from the closing market price at the time of sale, ranging from $0.06 to $0.17 per share on the dates of the transactions).

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

STOCK OPTIONS:

The Company has two stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants of up to 2,863,000 shares of common stock. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at July 1, 2008 and December 31, 2008 are fully-vested and exercisable. The aggregate intrinsic value of outstanding fully-vested options as of December 31, 2008 was approximately $155.

The Company did not grant any options during the six months ended December 31, 2008 and 2007.

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

A summary of the stock option activity for the six months ended December 31, 2008 is as follows:

                                                                    Weighted      Weighted Average
                                           Shares Under Option      Average          Remaining
                                                                 Exercise Price   Contractual Life
                                           -------------------- ----------------- -------------------
Outstanding at July 1, 2008                     2,643,127            $  3.00          2.86 years
  Granted                                               -                  -                   -
  Exercised                                             -                  -                   -
  Expired                                               -                  -                   -
                                           -------------------- ----------------- -------------------
Outstanding at December 31, 2008                2,643,127            $  3.00          2.30 years
                                           ==================== ================= ===================

Exercisable at December 31, 2008                2,643,127            $  3.00          2.30 years
                                           ==================== ================= ===================

                           VYTA CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

8.  COMMITMENTS AND CONTINGENCIES

JUDGEMENT:

On January 15, 2009, the Company entered a Confession of Judgment in the principal amount of $38,236. The Judgment was entered into to settle the outstanding funds owed to Brookfield Republic Plaza under the Company's lease for its office space. The Judgment accrues interest at 9% per annum.

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

GENERAL

At December 31, 2008, we had a bank overdraft of $14,041. We intend to continue to develop the business opportunity presented by BioAgra and the AgriStim product. The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

On October 31, 2008, the Company and BioAgra entered into an Agreement with Justin Holdings, Inc. ("Justin Holdings") and Neal Bartoletta ("Mr. Bartoletta") to transfer the 50% equity interest in BioAgra held by Justin Holdings to the Company. As a result of the transfer, the Company now owns 100% of the equity in BioAgra and BioAgra became a wholly-owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

During the three months ended December 31, 2008, we had sales of $3,300 through our subsidiary BioAgra's sale of its YBG-2000 product. During the three months ended December 31, 2007, we did not have any revenues from operations. We did not recognize any costs with these sales, as these were finished goods that had been produced and expensed during the prior year.

General and administrative expenses during the three months ended December 31, 2008, were $368,686 compared to $173,209 for the three months ended December 31, 2007. The increase of $195,477 is mainly attributable to an increase of $187,000 in consulting expenses as a result of the consulting obligation that is part of the Agreement to purchase the remaining equity of BioAgra. The additional

$8,477 increase in general and administrative expenses is a result of the change in accounting, from the equity method to the consolidation method, for the investment in BioAgra.

During the three months ended December 31, 2008, we recognized a net loss of $422,364 compared to a net loss of $295,734 during the three months ended December 31, 2007. The $126,630 increase is primarily a result of the $253,329 decrease in equity losses of unconsolidated investees offset by the $23,538 increase in interest expense and the $195,477 increase in general and administrative expenses. In addition, we recognized a gain on sale of investment in 2007 that we did not recognize in 2008.

We recorded a net loss applicable to common shareholders of $432,446 during the three months ended December 31, 2008 compared to $305,186 during the three months ended December 31, 2007. The increase of $127,260 was a result of the $253,329 decrease in equity losses of unconsolidated investees and offset by the $195,477 increase in general and administrative expenses and the $630 increase in the accumulated dividends recognized in connection with the outstanding Series A Preferred Stock and the increase in general and administrative expenses.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2007

During the six months ended December 31, 2008, we had sales of $3,300 through our subsidiary BioAgra's sale of its YBG-2000 product. During the six months ended December 31, 2007, we did not have any revenues from operations. We did not recognize any costs with these sales, as these were finished goods that had been produced and expensed during the prior year.

General and administrative expenses during the six months ended December 31, 2008, were $647,924 compared to $318,957 for the six months ended December 31, 2007. The increase of $328,967 is mainly attributable to an increase of $187,000 in consulting expenses as a result of the consulting obligation that is part of the Agreement to purchase the remaining equity of BioAgra. The additional $141,967 increase in general and administrative expenses is a result of the change in accounting, from the equity method to the consolidation method, for the investment in BioAgra.

During the six months ended December 31, 2008, we recognized a net loss of $866,886 compared to a net loss of $822,307 during the six months ended December 31, 2007. The $44,579 increase is primarily a result of the $468,870 decrease in equity losses of unconsolidated investees offset by the $328,967 increase in general and administrative expenses, the $23,538 increase in interest expense and the $164,234 gain on sale of investment in unconsolidated investee recorded in 2007.

We recorded a net loss applicable to common shareholders of $887,050 during the six months ended December 31, 2008 compared to $841,211 during the six months ended December 31, 2007. The increase of $45,839 was a result of the $468,870 decrease in equity losses of unconsolidated investees and offset by the $328,967 increase in year end administrative expenses, the $23,538 increase in interest expense and the $164,234 gain on sale of investment recorded in 2007 and the $1,260 increase in the accumulated dividends recognized in connection with the outstanding Series A Preferred Stock and the increase in general and administrative expenses.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities during the six months ended December 31, 2008 was $128,723, compared to net cash used in operating activities during the six months ended December 31, 2007 of $359,502. During the six months ended December 31, 2008, the net cash used represented a net loss of $866,886, adjusted for certain non-cash items consisting of consulting expenses of $187,000, depreciation and amortization expense of $52,564, common stock issued for services of $17,550 and equity in losses of unconsolidated investees of $198,724.

During the six months ended December 31, 2007, the net cash used represented a net loss of $822,307, adjusted for certain non-cash items consisting of depreciation expense of $2,306 and equity in losses of unconsolidated investees of $667,594.

During the six months ended December 31, 2008, we raised $215,500 cash through the sale of 1,995,000 shares of restricted common stock.

During the six months ended December 31, 2007, we received $579,500 cash, through the sale of 3,863,333 shares of restricted common stock.

During the year ended June 30, 2008, the majority shareholder advanced $39,500. During the six months ended December 31, 2008, the majority shareholder advanced an additional $9,780 and the Company made payments of $18,500 against the advances payable. In addition, an officer and director of the Company advanced $5,377 to the Company.

During the six months ended December 31, 2008, an unrelated third party advanced $100,000.

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

On July 14, 2008, BioAgra executed a fourth 7.5% promissory note for $195,164, with BioAgra with the same terms as above, but the note did not provide for scheduled payments. During the six months ended December 31, 2008, the Company advanced an additional $125,213 to BioAgra.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on July 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for the Company on July 1, 2009. As it relates to the Company's financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company's consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have on its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS 159"). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value ("fair value option"). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on July 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company's consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of December 31, 2008.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our principal Chief Executive Officer/Acting Chief Financial Officer concluded we have a material weakness in our ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from October 1, 2008 to December 31, 2008.

  DATE OF SALE      TITLE OF SECURITIES      NO. OF SHARES            CONSIDERATION                 CLASS OF PURCHASER
----------------- ------------------------- ---------------- ------------------------------ ----------------------------------
     10/2/08      Common stock              400,000          $36,000                        Affiliate
----------------- ------------------------- ---------------- ------------------------------ ----------------------------------
    11/20/08      Common stock              500,000          $47,500                        Affiliate
----------------- ------------------------- ---------------- ------------------------------ ----------------------------------

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

---------------- ---------------------------------------------------------------
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
---------------- ---------------------------------------------------------------
Exhibit 32.1     Certification  of  Principal   Executive  Officer  pursuant  to
                 Section 906 of the Sarbanes-Oxley Act
---------------- ---------------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VYTA CORP
                                                    (REGISTRANT)
                                       -----------------------------------------

Date:  February 27, 2009               /s/ Paul H. Metzinger
                                       -----------------------------------------
                                       Paul H. Metzinger,
                                       President  & CEO &  Principal  Accounting
                                       Officer (Principal Executive Officer)